Form 10-Q
period 2017-03-31
ADOMANI, INC.
filed 2017-06-19
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-38078

ADOMANI, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100

Newport Beach, CA 92660

(Address of principal executive offices, including zip code)

(949) 200-4613

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s only class of common stock as of June 9, 2017 was 68,070,930.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Note About Forward-Looking Statements

Part I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission or hybrid drivetrains and conversion kits in order to generate revenue;

•	Our dependence upon external sources for the financing of our operations, particularly given that our independent registered accounting firm’s report on our consolidated financial statements for the year ended December 31, 2016 contains a statement concerning our ability to continue as a going concern;

•	Our ability to effectively execute our business plan;

•	Our ability to scale our manufacturing, assembling, and converting processes effectively and quickly from low volume production to high volume production;

•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	Our ability to obtain, retain and grow our customers;

•	Our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	Our ability to achieve and sustain profitability;

•	Our ability to evaluate and measure our current business and future prospects;

•	Our ability to compete and succeed in a highly competitive and evolving industry;

•	Our ability to respond and adapt to changes in electric or hybrid drivetrain technology; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report, particularly in Part II. Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report on Form 10-Q to “ADOMANI,” “Company,” “we,” “our,” and “us” refer to ADOMANI, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$464	$938
Notes receivable, net	479	454
Inventory	314	314
Other current assets	1,234	1,039
Total current assets	2,491	2,745
Property, plant and equipment, net	450	417
Other investments	120	120
Other non-current assets	121	124
Total assets	$3,182	$3,406

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$274	$107
Accrued liabilities	125	236
Notes payable, net	5,724	5,177
Convertible debt, net	-	593
Total current liabilities	6,123	6,113
Total liabilities	6,123	6,113

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 100,000,000 authorized $0.00001 par value none issued and outstanding, respectively	-	-
Common stock, 2,000,000,000 authorized $0.00001 par value, 65,410,928 and 58,542,350 issued and outstanding, respectively	1	1
Additional paid-in capital	19,698	18,366
Accumulated deficit	(22,640)	(21,074)
Total stockholders' deficit	(2,941)	(2,707)
Total liabilities and stockholders' deficit	$3,182	$3,406

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
General and administrative [1]	1,297	1,092
Consulting	19	114
Research and development	59	63
Total operating expenses, net	1,375	1,269
Loss from operations	(1,375)	(1,269)

Other income (expense):
Interest expense	(215)	(272)
Other income (expense)	26	1
Total other income (expense)	(189)	(271)

Loss before income taxes	(1,564)	(1,540)
Income tax expense	(2)	-
Net loss	$(1,566)	$(1,540)

Net loss per share to common shareholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted shares used in the computation of net loss per share:
Basic and diluted	63,121,402	84,297,745

See accompanying notes to consolidated financial statements.

[1] Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
General and administrative expenses	606	638
Total stock-based compensation expense	606	638

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	58,542,350	$1	$18,366	$(21,074)	$(2,707)

Common stock issued due to debt conversion	6,868,578	-	726	-	726
Stock based compensation	-	-	606	-	606
Net loss	-	-	-	(1,566)	(1,566)
Balance, March 31, 2017	65,410,928	$1	$19,698	$(22,640)	$(2,941)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	(1,566)	(1,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Accretion of discount on note receivable	(25)	-
Amortization of debt discount	109	148
Stock based compensation expense	606	638
Gain on disposal of property and equipment	(1)	-
Changes in assets and liabilities:
Other current assets	(7)	(196)
Other non-current assets	3	(50)
Accounts payable	168	72
Accrued liabilities	(31)	(90)
Net cash used in operating activities	(741)	(1,014)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(35)	-
Other Investments	-	(10)
Net cash used in investing activities	(35)	(10)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	48
Proceeds from issuance of debt, net of issuance costs	500	-
Principal repayments of long term debt	(10)	(8)
Payments for deferred offering costs	(188)	-
Net cash provided by financing activities	302	40

Net change in cash and cash equivalents	(474)	(984)
Cash and cash equivalents at the beginning of the year	938	4,537

Cash and cash equivalents at the end of the year	$464	$3,553

Non-cash transactions:
Common stock issued due to debt conversion	$726	$-

Supplemental cash flow disclosures:
Cash paid for interest expense	$96	$121
Cash paid for income taxes	$-	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and operations

ADOMANI, Inc. (“we”, “us”, “our”, the “Company) was incorporated in Florida in August 2012 and was reincorporated in Delaware in November 2016. The Company is a provider of new purpose-built zero-emission electric and hybrid vehicles and replacement drivetrains focused on reducing the total cost of vehicle ownership for fleet operators. The Company also provides gas/diesel to all-electric and gas/electric to plug-in hybrid vehicle conversions to school bus and medium to heavy-duty fleet operators. ADOMANI, Inc. is the parent company of its wholly-owned subsidiaries, ADOMANI California, Inc. and ADOMANI China. The Company is located in Newport Beach, CA.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2016 and 2015 included in our Form 253(g)(2), filed with the SEC on June 19, 2017.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company has incurred losses for the past several years while developing infrastructure and planning an initial public offering. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $1,566,000 and $1,540,000 during the three months ended March 31, 2017 and March 31, 2016, respectively. Additionally, as of March 31, 2017, the Company had a working capital deficit of approximately $3.6 million. In response to these conditions, we have raised additional capital through the sale of equity securities pursuant to a registration statement on Form 1-A pursuant to Regulation A (the “IPO”), as discussed in Note 7 below.

The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2016 a substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the significant capital raised subsequent to the three months ended March 31, 2017, that substantial doubt has been alleviated.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc. and ADOMANI China. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—The Company recognizes revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Stock-Based Compensation —The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements—In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

3.	Debt

During 2016, 2015 and 2014, the Company issued convertible notes for total proceeds of $42,160, $20,275 and $207,465, respectively, to Acaccia Family Trust (“Acaccia”), formerly a related party. The outstanding balance of such convertible notes as of December 31, 2016, and 2015 was $359,000 and $315,840, respectively. During 2014, the Company issued convertible notes for total proceeds of $286,000 to various third parties. As of December 31, 2016, and 2015, the aggregate face value of the convertible notes issued to third and related parties was $645,000 and $601,840, respectively. All notes had a three-year maturity and bore interest at rates of 3% or 5% per annum. All loans and any accrued interest were permitted to be converted into shares of Common Stock, with loans totaling $45,000 convertible at a rate of $0.50 per share and loans totaling $600,000, including the Acaccia notes, convertible at $0.10 per share. During 2016, the Company’s CFO purchased $25,000 of the $645,000 convertible notes outstanding from Acaccia. Effective January 30, 2017, all holders of the $645,000 principal convertible debt converted their debt and accrued interest of $725,584 into 6,868,578 shares of Common Stock. As of March 31, 2017, the balance of principal outstanding under the convertible notes was $0. No gain or loss resulted from the conversion of this debt to equity.

As these notes had an effective conversion price that was less than the fair market value of the stock, these notes gave rise to a beneficial conversion feature totaling $42,160 and $20,275 during 2016 and 2015, respectively, which was recognized as an increase to paid-in capital and a corresponding debt discount. The debt discount was being amortized to interest expense on an effective interest basis over the maturity of the notes. For the three months ended March 31, 2017 and 2016, debt discount amortization associated with these notes was $51,935 and $27,854, respectively, which was recognized as interest expense in the accompanying consolidated statement of operations. The unamortized discount of these convertible notes was $0 and $51,935 at March 31, 2017 and December 31, 2016, respectively.

Dennis Di Ricco was the Trustee of Acaccia; was party to a consulting agreement with the Company (see Notes 4 and 6); and, together with Acaccia and his wife, beneficially owned approximately 21.8% of the Company’s common stock. In connection with the IPO (see Note 2), in March 2017, Mr. Di Ricco resigned as Trustee of Acaccia and was replaced by an independent third party; as a result, Acaccia is no longer a related party.

During 2015, the Company issued two-year secured promissory notes with an aggregate face value of $5,147,525 to third-party lenders for cash. The notes are secured by all the assets of ADOMANI, mature between January and November 2017 and bear interest at 9%. In December 2016 and January, February and March 2017, the Company has notified holders of the 9% secured notes payable who had scheduled January, February, March, April, May and June 2017 maturity dates that it was exercising its option to extend the maturity dates six months pursuant to the provisions of the notes. In connection with these notes, the Company incurred debt issuance costs of $514,753, which are being recognized as a debt discount and amortized over the life of the notes. During the three months ended March 31, 2017 and 2016 the debt discount amortization associated with these notes was $29,006 and $79,681, respectively, which was recognized as interest expense in the accompanying unaudited consolidated statements of operations. Effective March 31, 2017, the debt issuance costs associated with these notes have been fully amortized. A $7,500 repayment of principal was issued to a lender in January 2016 and another $10,000 repayment was issued to a different lender in March 2017. In September 2016, the Company authorized the exchange of $884,700 principal amount of these notes for 884,700 shares of Common Stock. There was no gain or loss that resulted from the conversion of the notes to equity.

On November 18, 2016, the Company issued a promissory note with a principal amount of $500,000 to a 3.8% stockholder in order to insure adequate working capital through the close of its IPO. The loan evidenced by the note is for a period of one year, at an interest rate of 5% per annum, with the principal and any unpaid interest due and payable in cash at maturity. On March 17, 2017, due to unforeseen delays in the closing of the IPO, the Company issued a second promissory note with a principal amount of $500,000 to the same stockholder in order to address additional liquidity concerns. The loans mature on November 15, 2017, and the Company intends to repay the principal and any accrued and unpaid interest on both notes from the proceeds of the offering. See Note 7.

In December 2016, the Company borrowed $500,000 from an unaffiliated third party. The loan matures June 15, 2017. It contains no stipulated interest rate, but the Company was obligated to pay loan fees of $50,000 to the lender. The proceeds of the loan were immediately used to loan $500,000 to a company in the zero emissions technology industry that specializes in drivetrain solutions for zero emission and hybrid vehicles. The loan, carried as a note receivable on the balance sheet, contains the same provisions, including the loan fees payable to the Company, as the note payable discussed above, and also matures on June 15, 2017. See Note 7.

In January 2015, in connection with the 2015 9% secured notes payable financing discussed above, the Company agreed to issue a warrant exercisable for $5,000,000 of Common Stock of the Company at an exercise price of $4.00 per share. The warrant, issued in September 2016, was valued using the Black Scholes valuation model and the resulting fair market value of $349,042 was recorded in 2015 as debt discount and is being amortized over the term of the notes. Interest expense relating to the amortization of this discount was $3,347 and $43,511 for the three months ended March 31, 2017 and 2016, respectively.

Details of notes payable at March 31, 2017 and December 31, 2016 are as follows:

	As of March 31,	As of December 31,
	2017	2016
Convertible Debt
Principal amount outstanding	$-	$645,000
Cumulative discount for notes with beneficial conversion feature	-	(349,560)
Cumulative amortization of debt discount	-	297,625
Subtotal of convertible notes @ $0.10 or $.50/share	-	593,065

Notes Payable
Principal amount outstanding	5,745,325	5,255,325
Cumulative discount for finance charges incurred	(514,753)	(514,753)
Cumulative discount for warrant	(349,042)	(349,042)
Cumulative discount for 9% notes	(50,000)	(50,000)
Cumulative amortization of finance charges	514,753	485,747
Cumulative amortization of warrant expense	349,042	345,695
Cumulative amortization of 9% notes	29,167	4,167
Subtotal of notes payable	5,724,492	5,177,139
Total of debt	$5,724,492	$5,770,204

4.	Common Stock

Effective January 30, 2017, all holders of the $645,000 principal amount of convertible debt converted their debt and accrued and unpaid interest of $725,584 into 6,868,578 shares of Common Stock. See Note 3.

In March 2017, Mr. Di Ricco, including family members and trusts, relinquished voting and investment power over all securities of the Company they owned. Mr. Di Ricco also surrendered options to purchase up to 7,000,000 shares of common stock for forfeiture and cancellation, and sold (in a private transaction to which the Company was not a party) all 2,500,000 shares of Common Stock held as of record by his IRA. The Company and Mr. Di Ricco also terminated their consulting relationship. See Notes 3 and 5.

5.	Stock-Based Compensation

In March 2017, Dennis Di Ricco surrendered his options to purchase up to 7,000,000 shares of Common Stock for forfeiture or cancellation. See Note 4.

In March 2017, the board of directors of the Company (the “Board”) consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period, and the exercise price will be determined based on the average of the trading price of the Company’s Common Stock for the first ten days following the close of the IPO. The options will be granted upon determination of the exercise price.

Stock option activity is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2016	33,775,000	$0.10
Granted	-
Forfeited	(7,000,000)
Outstanding at March 31, 2017	26,775,000	$0.10	4.7

Exercisable at March 31, 2017	19,884,268	$0.10	4.1

Stock-based compensation expense was $606,216 and $637,741 for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of March 31, 2017, the Company expects to recognize $3,820,600 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.25 years.

6.	Commitments

Employment Agreements—Effective September 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The term of the employment agreement is 5 years, with an annual base salary of $240,000 and 5% of the Company’s net profits.

Effective September 1, 2014, the Company entered into an employment agreement with its Chief Technology Officer (“CTO”). The term of the employment agreement is 5 years, with an annual base salary of $240,000 and 5% of the Company’s net profits. In June 2016, the Company and the CTO entered into a new employment agreement that superseded the 2014 agreement, pursuant to which his annual base salary was reduced to $120,000, effective June 1, 2016. Additionally, the Company pays up to $7,000 per month for invoiced expenses relating to research and development to ELO, LLC, which is owned by the CTO.

Effective January 1, 2017, the Company entered into an employment agreement with its Chief Financial Officer. The term of the employment agreement is five years, with an annual base salary of $200,000.

Operating Leases—In 2015, the Company signed an office and warehouse lease agreement for a facility in Orange, CA to serve as its primary facility for research and development activity. The lease expired on February 29, 2016, but the Company accepted the option to extend the lease for two additional years. The total annual lease amount is $44,856. The option period expires on February 28, 2018. The Company signed a one-year office lease for office space in Newport Beach, CA to serve as office space for its headquarters. The lease expired on December 31, 2016, at which time the Company extended the lease on a month-to-month basis. In 2016, the Company signed an office lease for office space in Los Altos, CA to serve as office space for its Northern California operations. The lease expired February 28, 2017 and the Company executed a new one year lease in February 2017. The total lease amount is $5,200 and the lease period is March 1, 2017 through February 28, 2018.

Other Agreements—In 2015, the Company entered into a contract with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The initial term of this contract was December 1, 2015 through November 30, 2016. On November 21, 2016, the parties renewed the agreement through November 30, 2017. Fees for these services are $8,000 per month. The contract can be terminated by either party with 30-days advance notice.

In March 2015, the Company signed a licensing option agreement with Silicon Turbines Systems, Inc. for use of its patent in manufacturing. The option calls for a payment of $10,000 per month, beginning March 1, 2015, up to a full investment amount of $3,000,000. The agreement provided that the original option would terminate on August 31, 2015, but the parties agreed verbally to both extend the date of termination of the option and delay the Company’s obligation to make any monthly payments under the option agreement while both companies evaluate the relationship. As such, no payments have been made in 2017. For the year ended December 31, 2016, the Company made $10,000 in payments. These amounts appear as Other Investments on the unaudited consolidated balance sheets.

In 2016, the Company signed an advisor agreement with Dennis Di Ricco, a stockholder and formerly a related party, pursuant to which Mr. Di Ricco would provide consulting services to the Company. This agreement was terminated in March 2017 (see Note 3).

The following table summarizes our future minimum payments under contractual commitments, excluding debt, as of March 31, 2017:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	46,321	46,321	-	-	-
Employment contracts	1,810,000	680,000	780,000	350,000	-
Total	1,856,321	726,321	780,000	350,000	-

7.	Subsequent Events

The Company has evaluated subsequent events through June 16, 2017, the date the financial statements were available to be issued, and has concluded that, other than as disclosed below, no other events or transactions took place which would require disclosure herein.

On June 9, 2017, the Company completed the closing of the IPO discussed in Note 2 above. The Company sold an aggregate of 2,852,275 shares of Common Stock for aggregate gross proceeds of $14,261,375. Net proceeds received after deducting commissions, expenses and fees of approximately $3.4 million and the $1,711,365 discussed in the next paragraph, amounted to approximately $9.2 million.

Certain current stockholders of the Company elected to participate in the offering and sold a total of 342,273 shares for total aggregate gross proceeds of $1,711,365, which the Company remitted to such stockholders. As such, the Company issued and sold an aggregate of 2,510,002 shares of Common Stock in connection with the IPO, excluding the shares sold by the selling stockholders. In connection with the closing of the IPO on June 9, 2017, the Company issued an additional 250,000 shares of Common Stock under the terms of a consulting agreement.

On May 12, 2017, the date of the initial closing of the IPO, the Company repaid the $1 million principal notes payable and related accrued interest to the 3.8% stockholder, as discussed in Note 3 above. On May 12, 2017, the Company also repaid the $500,000 note payable to the unaffiliated third party discussed in Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Cautionary Statement Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report, particularly in Part II. Item 1A. “Risk Factors,” below.

Overview of ADOMANI

We are a provider of advanced zero-emission electric and hybrid vehicles and replacement drivetrains that is focused on reducing the total cost of vehicle ownership. We help fleet operators unlock the benefits of green technology and address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance.

We design, manufacture and install advanced zero-emission electric and hybrid drivetrain systems for use in new school buses and medium to heavy-duty commercial fleet vehicles. We also design, manufacture and install unique and patented conversion kits to replace conventional drivetrain systems for diesel and gasoline powered vehicles zero-emission electric or hybrid drivetrain systems. The hybrid drivetrain systems are available in both an assistive hybrid format and a full-traction format for use in private and commercial fleet vehicles of all sizes. We seek to expand our product offerings to include the sale of zero-emission vehicles manufactured by OEM partners, but to be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our drivetrain systems can be built with options for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission systems may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

We generated virtually no revenue from inception through March 31, 2017. For the years ended December 31, 2016 and 2015, our net losses were $10.7 million and $6.0 million, respectively. For the three months ended March 31, 2017 and, 2016, our net losses were $1.6 million and $1.5 million, respectively.

Factors Affecting Our Performance

We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

New Customers. We are competing with other companies and technologies to help fleet managers and their districts/companies more efficiently and cost-effectively manage their fleet operations. Once these fleet managers have decided they want to buy from us, we still face challenges helping them obtain financing options to reduce the cost barriers to purchasing. We may also encounter customers with inadequate electrical services at their facilities that may delay their ability to purchase from us.

Investment in Growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission systems; design, develop and manufacture our drivetrains and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results. We believe the completion of our initial public offering (the “IPO”) has provided us with the necessary working capital to move forward with our business plan.

Zero-emission electric and hybrid drivetrain experience. Our dealer and service network is not currently established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric and hybrid drivetrain experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

Market Growth. We believe the market for all-electric and hybrid solutions for alternative fuel technology, specifically all-electric and hybrid vehicles, is very large today, and will continue to grow as more purchases of new zero emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability or the amounts of such assistance to our customers.

Revenue Growth from Additional Products. We seek to add to our product offerings additional zero-emission vehicles of all sizes manufactured by outside OEM partners, to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this report.

Revenue Growth from Additional Geographic Markets. We believe that growth opportunities for our products exist internationally in addition to domestically, and through our wholly-owned subsidiary ADOMANI China, we will be pursuing international growth as well. Our future performance will depend in part upon the growth of these additional markets. Accordingly, our business and operating results will be significantly affected by our ability to timely enter and effectively address these emerging markets and the speed with which and extent to which demand for our products in these markets grows.

Components of Our Results of Operations

Revenue

Revenue is recognized from the sales of advanced zero-emission electric and hybrid drivetrain systems for fleet vehicles and from the sale of new, purpose-built zero-emission electric or hybrid vehicles. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Cost of Sales

Cost of sales includes those costs related to the development, manufacture, and distribution of our products. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall and customer satisfaction program costs; labor and other costs related to the development and manufacture of our products; and other associated costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs include all corporate and administrative functions that support our company. These costs also include stock-based compensation expense, consulting costs, and other costs that cannot be included in cost of sales.

Consulting and Research and Development Costs

These costs are substantially related to our research and development activity.

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest expense.

Provision for Income Taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made.

Results of Operations

The following table compares operating data for the three months ended March 31, 2017 to the three months ended March 31, 2016:

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
General and administrative [1]	1,297	1,092
Consulting	19	114
Research and development	59	63
Total operating expenses, net	1,375	1,269
Loss from operations	(1,375)	(1,269)

Other income (expense):
Interest expense	(215)	(272)
Other income (expense)	26	1
Total other income (expense)	(189)	(271)

Loss before income taxes	(1,564)	(1,540)
Income tax expense	(2)	-

Net loss	$(1,566)	$(1,540)

Net loss per share to common shareholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted shares used in the computation of net loss per share:
Basic and diluted	63,121,402	84,297,745

[1]   Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Cost of sales	-	-
Marketing expenses	-	-
General and administrative expenses	606	638
Total stock-based compensation expense	606	638

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenues

There was no revenue recognized for the three months ended March 31, 2017 and 2016. We expect to begin generating revenues in the third quarter of 2017.

Research and Development Expenses

Research and development expenses were $58,621 and $62,987 for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of the following:

•                 personnel-related expenses, including stock-based compensation costs;

•                 costs related to raising capital and becoming a public reporting company; and

•                 business development-related expenses.

General and administrative expenses have historically been significant. General and administrative expense was $1.297 million and $1.092 million for the three months ended March 31, 2017 and 2016, respectively. The increase is due to an increase in payroll expense of $140,864 due to the hiring of additional staff; recruiting expenses of $64,000; advertising and marketing expenses of $31,206; partially offset by decreases in stock-based compensation charges of $31,525 during the three months ended March 31, 2017. We anticipate the stock-based compensation expenses to increase as we expand our infrastructure in order to begin generating revenue. We cannot predict the changes in the other accounts because they are all dependent on the increased activity we anticipate during the second half of 2017 and thereafter.

Interest Expense

Interest expense consists of the following:

•                 accrued third-party finance charge amortization;

•                 accrued benefit conversion features applicable to debt instruments; and

•                 accrued interest on existing debt.

Interest expense was $214,928 and $271,575 for the three months ended March 31, 2017 and 2016, respectively. This decrease is due to the amortization of finance charges incurred on debt issued during 2015 and the amortization of the fair market value of a warrant issued during 2016 being fully amortized during the three months ended March 31, 2017. Because all convertible debt was converted into shares of Common Stock as of January 30, 2017, the accrual of the beneficial conversion expense related to those debt instruments was reduced for the three months ended March 31, 2017 compared to the same period in 2016.

Liquidity and Capital Resources

Our principal sources of cash are our existing cash and cash equivalents balances, sourced primarily from the proceeds received in private placements of Common Stock, convertible promissory notes and notes payable. As of March 31, 2017, we had cash and cash equivalents of $464,000. Prior to our IPO, and as a precaution against our pre-IPO liquidity assumptions, on November 18, 2016, we borrowed $500,000 from an unaffiliated 3.8% stockholder which our board of directors (the “Board”) authorized. The loan is for a period of one year, with an interest rate of 5% annually, with the principal and interest due at maturity. We initially intended to repay this note from the proceeds of the IPO. However, due to delays encountered in the completion of the IPO and other working capital requirements, including the ongoing costs of the IPO, in March 2017, we borrowed an additional $500,000 from the same stockholder. The new loan also matures on November 15, 2017 and bears interest at 5% annually. On May 12, 2017, we repaid both of these notes with funds from the initial closing of our IPO. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II. Item 1A. “Risk Factors.” See the discussion below under “Going Concern” regarding the closing of the IPO.

We believe that our existing cash and cash equivalents, including the net proceeds from the IPO of approximately $9.2 million, will be sufficient to fund our operations at least through the end of calendar year 2018. However, there can be no assurance that we will successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our IPO to fund our operations. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our Common Stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure that such capital, if required, will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow initially until we begin to generate a sufficient level of revenue from our sales and marketing efforts.

Since our initial incorporation in 2012 as a Florida corporation, we have financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable. A significant portion of this funding has been provided by affiliated stockholders, although significant equity capital was also raised in late 2015, and the majority of the convertible notes outstanding was also raised in 2015 from non-affiliated third parties, as discussed below and in Note 3 to the unaudited consolidated financial statements contained in this report.

Debt

As of December 31, 2016, the Company had borrowed $645,000 from Acaccia Family Trust, formerly a related party, and other parties by issuing notes convertible into Common Stock at prices ranging from $0.10 per share to $0.50 per share. On January 30, 2017, the notes plus accrued interest, a total of $725,584, were converted into 6,868,578 shares of Common Stock. As of December 31, 2016, we also had outstanding a total of $4,255,325 of secured promissory notes, net of $884,700 principal amount of these secured notes that were exchanged for 884,700 shares of Common Stock on September 1, 2016. In December 2016, we borrowed an additional $500,000 from a third party pursuant to a secured promissory note, and immediately made a $500,000 loan to another third party who operates in the zero emissions drivetrain technology industry. All notes referenced in this paragraph will mature in 2017 and 2018. In connection with the initial closing of our IPO, on May 12, 2017, we repaid the $500,000 outstanding under the note issued in December 2016. See Note 3 to the unaudited consolidated financial statements contained in this report.

Equity Financings

In a series of closings during the fiscal years ended 2012, 2013, 2014, 2015 and 2016, the Company sold an aggregate of 58,542,350, shares of Common Stock to certain of its officers, directors and other related parties for an aggregate purchase price of $5,270,860. See also the discussion below under “Going Concern” regarding the closing of the IPO.

Initial Public Offering

See the Subsequent Events section below for information regarding our IPO.

Options to Purchase Common Stock

As of March 31, 2017, we had granted options to purchase 26,775,000 shares of Common Stock, each with an exercise price of $0.10 per share. As of such date, options to purchase 19,884,268 shares of Common Stock have vested and are exercisable. If all the vested options to purchase Common Stock were exercised, we would receive proceeds approximating $1,988,427 and we would be required to issue 19,884,268 shares of Common Stock. There can be no assurance, however, that any such options will be exercised.

In March 2017, a co-founder of the Company (including family members and trusts) relinquished voting and investment power over all securities of the Company they owned. The co-founder surrendered his options to purchase 7,000,000 shares of Common Stock for forfeiture and cancellation, and sold the shares owned by his IRA. In March 2017, the Board also consented to the grant of options to purchase 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period, and the exercise price will be determined based on the average of the trading price of the Company’s common stock for the first ten days following the close of the IPO. The options will be granted upon determination of the exercise price. See Note 5 to the unaudited consolidated financial statements contained in this report.

2015 Note Financing and Warrants to Purchase Common Stock

During 2015, the Company issued two-year secured promissory notes to third party lenders in an aggregate principal amount of $5,147,525 (the “Note Financing”). In January 2016, we repaid $7,500 of the aggregate principal amount outstanding under the notes, and in March 2017, we repaid another $10,000 of such outstanding amount. The secured promissory notes are due on various dates between January 31 and November 30, 2017, unless extended by the Company at its option for an additional six months. The notes bear interest at an annual rate of 9%, payable monthly in arrears. The note obligations are secured by a lien on all assets of the Company. On September 1, 2016, holders of $884,700 of principal amount of the notes exchanged their notes for 884,700 shares of Common Stock, thereby reducing the principal amount outstanding under the notes to $4,255,325.

In connection with the Note Financing, in 2015, the Company agreed to issue a warrant to a third party to purchase 1,250,000 shares of Common Stock at $4.00 per share, exercisable through September 1, 2021. On September 1, 2016, the Company issued the warrant.

The Company may repay its secured promissory notes from proceeds from the IPO or from any cash exercise of the warrant prior to maturity of the secured promissory notes. The Company may also elect to extend the maturity of the notes for 6 months without approval by the noteholders. Any subsequent extension will require the consent of the noteholders, which the noteholders have indicated a willingness to do. The Company has already extended the maturity dates of those notes that matured in January, February, March, April, May, and June 2017. See Note 3 to the unaudited consolidated financial statements contained in this report.

Credit Facilities

We do not have any credit facilities or other access to bank credit. If, however, we elect to repay the secured promissory notes at maturity, or believe that making an acquisition is appropriate, or see that sales of product are more rapidly using working capital than anticipated, we may seek to obtain a credit facility to address these issues.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Going Concern

As of March 31, 2017, we had a working capital deficit of $3.6 million and a stockholders’ deficit of approximately $2.9 million. During the three months ended March 31, 2017, we incurred a net loss attributable to holders of our Common Stock of approximately $1.6 million. We have not generated any material revenues and have incurred net losses since inception. Our recurring operating losses and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements as of December 31, 2016 and 2015 and for the years then ended with respect to this uncertainty. However, on June 9, 2017, we completed our IPO. We sold 2,852,275 shares of Common Stock for gross proceeds of $14,261,375., of which $1,711,365 was paid to the selling stockholders, as discussed in Note 7 to the unaudited consolidated financial statements, for 342,273 shares they sold in the offering. On May 12, 2017, using proceeds of the initial closing of our IPO, we repaid the $1 million principal notes payable and related accrued interest discussed in the first paragraph above under “Liquidity and Capital Resources”, and also repaid the $500,000 note payable discussed above under “Note Financings”.

Cash Flows

The following table summarizes our cash flows used in operating, investing, and financing activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Consolidated Statements of Cash Flow Data:
Cash flows used in operating activities	$(741)	$(1,014)
Cash flows used in investing activities	(35)	(10)
Cash flows provided by (used in) financing activities	302	40

Increase (decrease) in cash and cash equivalents	$(474)	$(984)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation amounts. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the three months ended March 31, 2017 was $740,877, as a result of a net loss of $1.566 million, stock-based compensation of $606,216, other non-cash charges of $85,820, and changes in operating assets and liabilities that provided $132,843 in cash. Accounts payable increased by $167,697, accrued liabilities decreased by $30,675, other current assets increased by $7,384 and other non-current assets decreased by $3,204.

Net cash used in operating activities during the three months ended March 31, 2016 was $1.014 million, as a result of a net loss of $1.540 million, stock-based compensation of $637,741, other non-cash charges of $152,235, and changes in operating assets and liabilities that used $263,976 in cash.

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; and the amount of expense we incur to satisfy future warranty claims.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $34,837. This was due to the acquisition of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2016 was $10,000. This was due to a $10,000 investment in Silicon Turbine Solutions.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $302,451 due to net notes payable proceeds of $500,000, and to a $10,000 repayment of notes payable principal. This is offset by payments for costs related to our IPO of $187,549.

Net cash provided by financing activities during three months ended March 31, 2016 was $40,900, due to net proceeds of $48,400 from sales of capital stock, and to a $7,500 repayment of notes payable principal.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Jumpstart Our Business Startups Act of 2012 (JOBS Act)

We are an “emerging growth company,” or an EGC, as defined in the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for EGCs. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC we are not required to, among other things, (i) being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (ii) not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, (iii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iv) reduced disclosure obligations regarding executive compensation or (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will retain our EGC status until the first to occur of: (i) the end of the fiscal year in which the fifth anniversary of the completion of our IPO occurred, (ii) the end of the fiscal year in which our annual revenues exceed $1 billion, (iii) the date on which we issue more than $1 billion in non-convertible debt during any three-year period or (iv) the date on which we qualify as a “large accelerated filer.”

Critical Accounting Policies Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the preparation of the financial statement information presented in this Quarterly Report are not significant because we have not generated any appreciable revenue. Therefore, we have not had to make assumptions or estimates related to a reserve for bad debt expense, or for future warranty costs to be incurred, two items that will have the greatest potential impact on our consolidated financial statements in the future. We also have no significant current litigation on which we have to provide reserves or estimate accruals and our investment to date in property, plant and equipment has not been significant. We therefore have not had to rely on estimates related to impairment. We have not generated any taxable income to date, so have not had to make any decisions about future profitability that would impact recording income tax expense. Assuming we are able to generate future profits by executing our business plan, these areas, among others, will most likely be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our unaudited consolidated financial statements.

There have been no material changes to the critical accounting policies disclosed in the Company’s Form 1-A, which was declared qualified by the Securities and Exchange Commission (the “SEC”) on April 25, 2017.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Subsequent Events

On June 9, 2017, we completed the IPO. For more information about the IPO and other subsequent events, see “Other Information—Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds” located in Part II, Item 2(b), below and see Note 7, “Subsequent Events” to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. We do not currently face material market risks such as interest rate fluctuation risk and foreign currency exchange risk. Our cash and cash equivalents include cash in readily available checking and money market accounts. These investments are not dependent on interest rate fluctuations that may cause the principal amount of these investments to fluctuate, and we do not expect such fluctuation will have a material impact on our financial conditions. If we issue additional debt in the future, we will be subject to interest rate risk. The majority of our expenses are denominated in the U.S. dollar.

As we continue our commercialization efforts internationally, we may generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which we expect to be denominated in Chinese Yuan. As a result, as operations of ADOMANI China expand in the future, our revenue may be significantly impacted by fluctuations in foreign currency exchange rates. We may face risks associated with the costs of raw materials, primarily batteries, as we go into production. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales will be largely denominated in the same foreign currency, which may mitigate our foreign currency exchange risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to the material weaknesses in internal control over financial reporting which existed since December 31, 2016, as follows: the Company has not conducted an evaluation of the effectiveness of internal control over financial reporting. We will be required to assess internal control over financial reporting for the year ending December 31, 2018, and report any material weaknesses in such internal control, but we intend to address this issue prior to such date.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We may not successfully execute our business plan to generate revenue in 2017 and create a sustainable growth trajectory.

We have not generated significant revenues to date. Our ability to generate revenue and grow our revenue will depend, in part, on our ability to execute on our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing zero-emission conversions and selling new zero-emission buses, trucks and other fleet vehicles could also slow our revenue growth.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2012. In addition, for the three months ended March 31, 2017, our net loss was $1.6 million. As of March 31, 2017, we had a working capital deficit of $3.6 million, an accumulated deficit of $22.6 million and a stockholders’ deficit of $2.9 million. To date, we have financed our operations primarily through issuing equity capital, convertible notes, notes payable and most recently with the completion of an IPO of our Common Stock. Our products have been recently developed and there can be no assurance that they will be commercially successful and generate significant revenue. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of zero-emission electric and hybrid drivetrains such as ours; the demand for new buses, trucks and other fleet vehicles with zero-emission or hybrid drivetrains; and the demand for conversion of existing buses, trucks and other fleet vehicles to zero-emission electric or hybrid drivetrains, any of which may not occur. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	continue to invest in research and development to enhance our zero-emission products and services;

•	design, develop and manufacture our drivetrains and their components;

•	increase our sales and marketing to acquire new customers; and

•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any significant incremental revenues with respect thereto, our losses in future periods will be significantly greater than the losses we would incur if we developed our business more slowly. In addition, these efforts may prove more expensive than we currently anticipate, or may not result in increases in our revenues, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. And even if our revenue increases, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including lack of demand for our zero-emission systems, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our Common Stock to decline significantly.

On June 9, 2017, we completed our IPO, in connection with which we sold an aggregate of 2,852,275 shares of Common Stock for gross proceeds of $14,261,375, of which $1,711,365 we paid to the selling stockholders discussed in Note 7 to the unaudited consolidated financial statements for 342,273 shares they sold in the IPO. While we believe that our existing cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund our operations at least through the end of calendar year 2018, there can be no assurance that we will successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our IPO to fund our operations.

Our independent registered public accounting firm has expressed in its report on our audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not yet generated sufficient revenues from our operations to fund our activities, and we are therefore dependent upon external sources for the financing of our operations. As a result, our independent registered public accounting firm has expressed in its report on the consolidated financial statements included in our registration statement on Form 1-A, which was declared qualified by the SEC on April 25, 2017, a substantial doubt regarding our ability to continue as a going concern. Neither our consolidated financial statements included in the registration statement on Form 1-A nor the unaudited consolidated financial statements included in this Quarterly Report include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our Common Stock might lose their entire investment. Based on management’s plans and the significant capital raised subsequent to the three months ended March 31, 2017, that substantial doubt has been alleviated. See also the discussion above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” with respect to the IPO.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Our short operating history and developing business model make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing our products and services and developing new products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our Common Stock to decline.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not consider our past results, including our recent success in having funding approved in California through Assembly Bill AB 923 (“AB 923”) for conversions and new zero-emission electric or hybrid drivetrains in any projected growth rate or as indicative of our future performance.

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our zero-emission drivetrains, open new design, manufacturing, sales and service facilities, hire additional technology staff, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following: our ability to hire, train and retain key personnel, develop new products that the market demands, receive government support funding to offset the increased product cost to the end user, keep our supply chain intact, source required materials to build our zero-emission systems and maintain them once they are delivered.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates.

Our future growth is dependent upon demand for conversion of existing diesel- and gasoline-powered buses, truck and other fleet vehicles to zero-emission electric or hybrid drivetrain systems and demand for new buses, trucks and other fleet vehicles with zero-emission drivetrains. The bus and commercial fleet market for zero-emission electric and hybrid vehicles may be smaller or develop more slowly than expected. The zero-emission drivetrain conversion market is relatively new and evolving. If this market is smaller or develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, zero-emission vehicles and conversion of existing buses, trucks and other fleet vehicles to zero-emission electric or hybrid vehicles and the demand for new buses, truck and other fleet vehicles with zero-emission drivetrains in particular. If this market does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of zero-emission vehicles, and specifically conversion of existing buses and fleet vehicles to zero-emission electric or hybrid and the demand for new buses and fleet vehicles with zero-emission drivetrains, include:

•	perceptions about zero-emission electric vehicle quality, safety design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of any electric vehicle;

•	perceptions about the limitations in the technology resulting in a limited range over which zero-emission electric vehicles may be driven on a single battery charge (increases in distance requires additional batteries, which increases weight, and, at some point, too much weight diminishes the additional distance being sought before requiring a charge);

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology;

•	the availability of alternative fuel vehicles, including competitive vehicles and improvements in the fuel economy of the internal combustion engine may cause a slow-down in the demand to switch to zero-emission electric vehicles;

•	the availability of service for zero-emission electric vehicles;

•	the environmental consciousness of owners of diesel- and gasoline-powered buses, truck and other fleet vehicles;

•	changes in the cost of oil and gasoline;

•	government regulations and economic incentives, including a change in the administrations and legislations of federal and state governments, promoting fuel efficiency and alternate forms of energy;

•	access to charging stations both public and private, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

Additionally, we have limited experience in introducing new products. Up to this time, we have been a research and development company and we have only recently commenced production and deliveries of our products. To the extent that we are not able to build our products in accordance with customer expectations, our future sales could be harmed.

Additionally, we may become subject to regulations that may require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles.

The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

We may not be able to compete successfully against current and future competitors.

The market for commercial zero-emission electric and hybrid vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Most of our existing and potential competitors, including Ford, Navistar, Freightliner, PACCAR, Hino, Fuso, Volvo, BYD, Proterra, TransPower, Lion Bus or Motiv, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results.

We expect competition in our industry to intensify in the future in light of anticipated increased demand for alternative fuel vehicles and to continued globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and to our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new products or services that compete with or surpass the quality, price or performance of our products or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. A disruptive technology advancement in the electric vehicle industry by a competitor such as in energy storage, traction motors or power electronics, could affect the sales of our products.

Demand in the zero-emission electric and hybrid vehicle industry is volatile, which may lead to lower vehicle unit sales and adversely affect our operating results. Volatility of demand in the zero-emission electric and hybrid vehicle industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. As a low volume producer, we have fewer financial resources than more established providers have to withstand changes in the market and disruptions in demand. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent providers.

Competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share. If we cannot compete successfully against current and future competitors, our business, prospects, results of operations and financial condition could be negatively impacted.

Our sales cycle can be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and generate revenue from those customers.

The sales cycle for our business, from initial contact with a potential lead to contract execution and implementation, typically takes significant time and is difficult to predict. Our sales cycle in some cases has been up to six to nine months or more. Our sales efforts involve educating our customers about the use, capabilities and benefits of our products and services. Some of our customers undertake a significant evaluation process that frequently involves not only our products and services but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and our drivetrains.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, fuel which is abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum based propulsion. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission electric or hybrid drivetrains which could result in the loss of competitiveness of our drivetrains, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in zero-emission electric drivetrain or hybrid vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.

There are companies in the zero-emission electric and hybrid vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. We cannot assure that our competitors will not be able to duplicate our technology or provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission electric or hybrid drivetrain technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in zero-emission electric or hybrid drivetrain technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission electric or hybrid drivetrain technology. As technologies change, we plan to upgrade or adapt our drivetrains and introduce new drivetrains in order to continue to provide drivetrains with the latest technology, in particular battery cell technology. However, our drivetrains may not compete effectively with alternatives if we are not able to source and integrate the latest technology into our drivetrains. For example, we do not manufacture most of the high cost items required for our conversion kits, including battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs. If for any reason we are unable to keep pace with changes in commercial electric and hybrid vehicle technology, particularly battery technology, our competitive position may be adversely affected.

The demand for commercial zero-emission electric and hybrid vehicles depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for our vehicles, which could adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for commercial zero-emission electric and hybrid vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, or the long-term supply of oil in the United States improved, the government may eliminate or modify its regulations or economic incentives related to fuel efficiency and alternative forms of energy. If there is a change in the perception that the burning of fossil fuels does not negatively impact the environment, the demand for commercial zero-emission electric or hybrid vehicles could be reduced, and our business and revenue may be harmed. Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the current perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric or plug-in hybrid vehicles may decrease, which could have an adverse effect on our business, prospects, financial condition and operating results.

We may not be able to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our zero-emission drivetrains relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our zero-emission drivetrains. Our marginal costs of producing our drivetrains to date have exceeded our revenue from selling them. This is not expected to change for the foreseeable future until we are able to generate adequate sales volume to offset the cost of our drivetrains. There can be no assurances that our costs of producing and delivering our future products will be less than the revenue we generate from sales at the time we introduce our future products or that we will ever achieve a positive gross margin on sales of our zero-emission drivetrains or future products.

We incur significant costs related to procuring the materials and components required to manufacture our drivetrains and convert electric and hybrid vehicles. As a result, without including the impact of government or other subsidies and incentives, our costs and therefore the purchase prices for our commercial zero-emission electric and hybrid vehicles and/or converting commercial vehicles currently are substantially higher than the purchase prices for gas or diesel-fueled vehicles with comparable features.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our zero-emission drivetrains, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission electric and hybrid vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us, and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations and further significant expansion will be required, especially in connection with kit manufacturing, service and warranty requirements. The requirements of being a public company will significantly increase our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	establishing sufficient sales, service and service facilities in a timely manner;

•	forecasting production and revenue;

•	training new personnel;

•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding operations and finding and hiring a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians.

We intend to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our zero-emission electric and hybrid vehicles. Because our vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing zero-emission electric and hybrid vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, which could seriously harm our business and prospects.

In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. We therefore may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the quality of our zero-emission systems and services and our ability to deliver in a timely manner, it will negatively affect our brand and reputation and harm our ability to retain and attract customers.

If our zero-emission electric and hybrid drivetrains fail to perform as expected, our ability to develop, market and sell our drivetrains could be harmed.

Our zero-emission drivetrains or vehicles that contain our drivetrains may not perform in a manner that is consistent with our customers’ expectations for a variety of reasons. If our drivetrains or vehicles that contain our drivetrains were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or any other failure of our vehicles to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, which could have a material adverse impact on our ability to develop, market and sell our zero-emission drivetrains. For example, should we have a significant sale of either new vehicles or conversion kits and a defect (from supplier-purchased product or internally assembled components) were to be discovered after delivery that could not be corrected in a timely manner, we could suffer an adverse public relations event that harms the company in a way that it may not be able to recover from, or which turns out to be so costly as to cause a significant loss. Although we attempt to remedy any issues we observe in our drivetrains as effectively and as rapidly as possible, such efforts may not be timely, may hamper production or may not provide satisfaction to our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our zero-emission drivetrains. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to customers. Further, the performance of our zero-emission drivetrains may be negatively impacted by other factors, such as limitations inherent in existing battery technology and extreme weather conditions. Our zero-emission drivetrains have not yet been evaluated by the U.S. National Highway Traffic Safety Administration (“NHTSA”) for its 5-Star Safety Ratings, and while based on our internal testing we expect to obtain acceptable ratings, there is no assurance this will occur.

Any vehicle product defects or any other failure of our commercial zero-emission electric or hybrid drivetrains to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, customer losses and lost revenue, any of which could have a material adverse impact on our business, financial condition, operating results and prospects.

We are dependent on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

We manufacture and assemble zero-emission electric and hybrid drivetrains and conversion kits for drivetrains from components supplied by third parties. For example, batteries, traction motors, power electronics, connectors, cables, and metal fabrication for battery storage boxes. As a result, we are particularly dependent on those third parties to deliver raw materials, parts, components and services in adequate quality and quantity in a timely manner and at reasonable prices. Some components of our drivetrain systems include materials such as copper, lithium, rare-earth and strategic metals that have historically experienced price volatility and supply interruptions. In addition, we do not currently maintain long-term agreements with our suppliers with guaranteed pricing because we cannot at this time guarantee them adequate volume, which exposes us to fluctuations in component, materials and equipment prices and availability.

Furthermore, currency fluctuations weakening the U.S. dollar against foreign currencies may adversely affect our purchasing power for such raw materials, parts and components and manufacturing equipment from foreign suppliers. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. There can be no assurance that we will be able to recoup these increased costs by increasing the prices of our products.

In cases where we rely on a sole supplier for a component or system, if there is an interruption of supply or increased industry demand it may be difficult for us to substitute one supplier for another, increase the number of suppliers or change one component for another in a timely manner or at all. Additionally, many of our current suppliers are small companies that produce a limited number of specialized products. If any of these suppliers were to go out of business or be acquired by a competitor of ours or any other third party that decides to discontinue our supply relationship, we would need to find an alternative supplier, which we may not be able to do. If we are unable to maintain a consistent, high quality and cost-effective supply chain, our business, prospects, financial condition and operating results could be adversely affected.

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our zero-emission electric or hybrid drivetrains. We may experience delays due to supply chain disruptions with respect to any of our zero-emission drivetrains and any other future products we may produce. In addition, our currently ongoing transition from low to high volume production tooling for our zero-emission drivetrains may take longer than expected which may adversely impact our short-term financial results.

Changes in business conditions, labor issues, wars, governmental changes, natural disasters and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner, or that we could engineer replacement components ourselves.

Changes in our supply chain may result in increased costs in the future. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

If we encounter unexpected difficulties with our current suppliers, and if we are unable to fill these needs from other suppliers, we could experience production delays, which could have a material adverse effect on our financial condition and operating results.

The inability of these suppliers to deliver, or their refusal to deliver, necessary raw materials, parts and components of our zero-emission drivetrains and services in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

The facilities or operations of our third-party providers could be damaged or adversely affected as a result of disasters or unpredictable events.

Some of our third-party providers have production facilities in California, a state known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, the production facilities of some of our third-party providers may be seriously damaged, or they may have to stop or delay production and shipment of our products. We may also experience downtime due to a third-party provider’s delay in production and shipment of our products due to, among other reasons, their inability to obtain supplies and materials. Either of these delays could have a material adverse impact on our business, operating results and financial condition.

If our suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, appropriate sourcing of raw materials, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our zero-emission drivetrains or hybrid vehicle technology if, as a result of such violation, we were to attract negative publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Our business success will depend in part on the success of our strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Our business success will depend in part on our ability to continue to successfully manage and enter into productive strategic relationships with third parties. We depend on various third parties to provide critical parts for our process. We currently maintain strategic relationships with all of the key manufacturers of components we require for conversion kit builds. As an example, we source our batteries from Chinese suppliers. However, several large market leaders in the battery manufacturing arena have gone out of business in the past several years which requires us to continue to vet and seek new suppliers. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully sell our products and services, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

While we may be able to establish alternate supply relationships or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for most of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our drivetrains may be time consuming, costly and may force us to make additional modifications to a drivetrain’s design, or at a minimum require us to delay delivery of orders.

We currently have and are seeking to establish new relationships with third parties to provide alternative parts sources, such as batteries, controllers and battery management systems. For example, we continue to test additional battery manufacturers’ products in order to have back-up systems in place should our existing supplier have delivery or quality issues. In addition, this helps keep our prices in line with our competition and allows us to monitor various output and costs per unit in real time. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. Our strategic relationships within China for batteries and domestically for motors and controllers will keep us competitive if maintained properly. We may not be able to offer benefits to companies that we would like to establish and maintain strategic relationships with. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

We must scale our zero-emission drivetrain manufacturing, assembling, and converting processes effectively and quickly from low volume production to high volume production.

We have no experience to date in high volume manufacturing, assembling, and converting to commercial electric and hybrid vehicles. Our existing production model utilizing third parties may not be well suited for the high-volume production we hope to require to scale our business. We do not know whether we will be able to develop efficient, low-cost manufacturing, assembly and converting capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required, to successfully develop our business. Any failure to develop such manufacturing, assembly and converting processes and capabilities and reliable sources of component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

Our ability to scale our zero-emission drivetrain manufacturing, assembling, and converting processes is in part dependent on our supply chain and on our ability to execute on our decentralized production strategy. Even if we are successful in developing our high-volume manufacturing, assembly and converting capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we integrate may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain or if we cannot obtain materials of sufficient quality at reasonable prices.

The complexity in our business is expected to grow as we introduce new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our zero-emission drivetrains as well as limited experience allocating our available resources among the design and production of multiple zero-emission drivetrains. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

If we are unable to scale our existing assembly processes and systems quickly while maintaining our current quality level, including as a result of supply chain constraints and inability to manage complexity in our business, we may be unable to meet our customers’ vehicle quality and quantity requirements or our forecasted production schedule or lower our cost of sales. As a result, we may not be able to meet our customers’ delivery schedules and could face the loss of customers, or be exposed to liability to customers to which we promised delivery, which could adversely affect our business, prospects, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. The zero-emission electric and hybrid vehicle industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our zero-emission drivetrains do not perform as expected or malfunction and personal injury or death results Our risks in this area are particularly pronounced given the limited field experience of our zero-emission systems, number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our drivetrains and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results. We currently do not have product liability insurance coverage, as we have not sold many vehicles. We intend to add product liability insurance on a claims-made basis for all our zero-emission systems with appropriate annual limits when we commence production. However, we cannot assure that our insurance will be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under any policy we have.

In connection with the development and sale of our zero-emission drivetrains, we may need to comply with various safety regulations and requirements with which it may be expensive or difficult to comply. For example, we may be subject to compliance from CARB and NHTSA. In addition, we may be subject to various other federal and state-level requirements.

We may be compelled to undertake product recalls.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We may at various times, voluntarily or involuntarily, initiate a recall if any of our zero-emission drivetrain components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a two-year warranty on parts and workmanship and a five-year warranty on batteries with every zero-emission drivetrain. Most of our warranty offering, with the exception of workmanship, is covered by the component manufacturers’ warranty. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the standard warranty to cover additional services for an additional 3-year period or 100,000 miles, whichever comes first. The warranty is similar to other providers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the drivetrain. We plan to establish a warranty reserve of 1.25% of the cost of each delivery. We plan to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we have not yet begun delivering our first zero-emission drivetrains, and we have extremely limited operating experience with our drivetrains, we therefore have little experience with warranty claims for these zero-emission drivetrains or with estimating warranty reserves. Once we begin initiating sales of our drivetrains, we will monitor our warranty reserves based on our actual warranty claim experience. We may be required to provide for increases in warranty reserves in the future. As of December 31, 2016, we had no warranty reserves because we have generated no sales generating any potential warranty claims. There can be no assurances that our future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

Our insurance strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently maintain general commercial liability, automobile, property, and directors’ and officers’ insurance policies, as a general matter, we do not maintain as much insurance coverage as many other companies do, and in some cases, we do not currently maintain any at all. Additionally, we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

If we are unable to design, develop, market and sell zero-emission electric and hybrid drivetrains and other product offerings that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new zero-emission electric or hybrid drivetrains or vehicles containing them, or address new market segments or develop a broader customer base. To date, we have focused our business on the sale of zero-emission electric drivetrains and have targeted owners of buses and commercial fleets. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend to additionally target trucks (all classes inclusive of 1–8) and vans under 14,000 pounds GVWR, which is a much different market from that of our current zero-emission drivetrains. Successfully offering a drivetrain in this market requires delivering a drivetrain with different characteristics at a price that is competitive with other similar drivetrains. We have not completed the design, component sourcing or manufacturing process for these drivetrains, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a drivetrain that is ultimately competitive in this market at a compelling price point and in volumes as we currently intend, if at all. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric or hybrid vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.

We believe that the availability of government subsidies and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies and economic incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California Hybrid Truck and Bus Voucher Incentive Program, or HVIP, CARB, local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives of up to $55,000, $71,000 and $110,000, respectively, per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. Federal government and many state governments, as well as many national governments within the European Union, are facing fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission electric and hybrid vehicles. In addition, grants made by the Department of Energy (“DOE”) under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric or hybrid vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric or hybrid vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it could have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.

In addition, we anticipate that in the future there may be new opportunities for us to apply for grants, loans and other incentives from federal, state, local and foreign governments on our own behalf and on behalf of our customers. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will continue to be highly competitive.

Our service model may be costly for us to operate and may not address the service requirements of our prospective customers.

Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third-party bus and truck facilities to process our vehicle conversions and new vehicles. This plan may not prove to be workable and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric and hybrid commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements are now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission electric or hybrid vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service our vehicles, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.

Traditional providers do not provide maintenance and repair services directly. Customers must instead service their vehicles through franchised dealerships or through third party maintenance service providers. We are pursuing a number of agreements to provide third party service for us. However, it is unclear when or even whether such third-party service providers will be able to acquire the expertise to service our zero-emission electric and hybrid commercial vehicles. As our vehicles are placed in more locations, we may encounter negative reactions from our customers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional commercial vehicles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

Our decentralized assembly, sales and service model will present numerous challenges. We may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

Our strategy of establishing sales, service, and assembly facilities in selected urban areas in the United States is substantially different from the prevailing centralized manufacturing and franchised distribution and service model used currently by our zero-emission and conversion manufacturing competitors. For example, we will not be able to utilize long established sales channels developed through a traditional franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well established distribution channels. If we determine that our decentralized model is inadequate, opening our own sales, service and assembly facility in any market generally will be capital intensive and require, among other things, establishing a local order volume that is sufficient to support the facility, finding a suitable and available location, negotiating a satisfactory lease agreement for the facility, obtaining permits and approvals from local and state authorities (which, in the case of facilities to be opened in foreign countries, may require obtaining approvals from national governments), building out the facility to our specifications and hiring and training employees to assemble, sell and service our zero-emission electric or hybrid vehicles and converting existing vehicles to zero-emission electric or hybrid vehicles. If we decide we must open our own facilities, we plan to seek state and local government incentives to defray the costs of opening facilities in the markets we have selected, but we may not be successful in this effort, or the incentives may not be as significant as we would like. As with any development project, the development and build-out of a facility will subject us to the risk of cost overruns and delays, which may be significant. Once our sales, service and assembly facilities are open for business, we will need to ensure that they maintain a high level of quality in order to satisfy customers and enhance the brand. Even if we are able to address all of the challenges discussed above, and there are no assurances we will be able to, we have little experience in sales, service or assembly and our sales, service and assembly facilities in one or more markets may not adequately address customer service needs or be profitable and we may lose sales and our entire investment in such facilities, damaging our reputation in the process. If we are unable to establish the local order volume we require in order to open new sales, service and assembly facilities or are unable to successfully assemble, sell, and service our zero-emission electric and hybrid commercial vehicles adequately for customers and profitably operate these new facilities in our target markets, our business, prospects, financial condition and operating results may be adversely affected. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn could have a material and adverse impact on our business, financial condition, operating results and prospects.

We are subject to substantial regulation, which is evolving, and unfavorable changes or any failure by us to comply with these regulations could substantially harm our business and operating results.

Our commercial zero-emission electric and hybrid drivetrains, the sale of motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, Federal, state and local laws. We may incur in the future increased costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy currently are evolving and we face risks associated with changes to these regulations or new regulations. These risks include the following:

•	Changes to the regulations governing the assembly and transportation of lithium-ion batteries;

•	Revisions in motor carrier safety laws in the United States to further enhance motor vehicle safety generally and to ensure that electric vehicles achieve levels of safety commensurate with other cars, trucks, and buses could increase the costs associated with the component parts and the manufacture, assembly, and conversion of our drivetrains; and

•	Revisions in consumer protection laws to ensure that consumers are fully informed of the particular operational characteristics of vehicles could increase our costs associated with warning labels or other related customer information dissemination.

To the extent the laws governing our business and vehicles change, some or all of our zero-emission drivetrains may not comply with applicable international, federal, state or local laws, and certain of the competitive advantages of our drivetrains may be reduced or eliminated, which could have an adverse effect on our business. Furthermore, compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with changes in regulations or new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial zero-emission electric or hybrid vehicles.

Sales of our zero-emission electric and hybrid vehicles are subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our drivetrains to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell drivetrains in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. We intend to contract with vehicle dealers to sell our manufactured drivetrains but we have no assurance at this time that we will successfully contract with vehicle dealers and distributors to sell our drivetrains.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in opening our sales, service and assembly facilities.

We and our operations may, once we begin production of our drivetrains through third party agreements, be subject to national, state and/or local environmental laws and regulations, including laws relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations may be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

Contamination at properties we might in the future own and operate, and properties to which hazardous substances have been and may be sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with any planned manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our products and services.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services or products and services similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, we might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to produce, use, develop or sell our zero-emission electric or hybrid vehicles or components, which could make it more difficult for us to operate our business. Companies in our industry are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, or non-practicing entities, whose sole primary business is to assert such claims. We have not received in the past, but may receive in the future, notices that claim we or our customers using our products and services have misappropriated or misused other parties’ intellectual property rights. In those cases, we intend to investigate the validity of these claims and, if we believe these claims have merit, to respond through licensing or other appropriate actions. If we are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

In addition, in many instances, we have agreed to indemnify our customers against certain claims that our products and services infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies or producing, using, developing or selling vehicles or conversions that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign technology or our vehicles to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results. Furthermore, our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them.

In many of our zero-emission electric or hybrid drivetrains we use battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If any such events occur in our commercial electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall.

The battery packs in our manufactured or converted vehicles will use lithium-ion cells, which have been used for years in laptop computers, cell phones and electric vehicles. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers, cell phones, and Tesla electric vehicles bursting into flames have focused consumer attention on the safety of these cells. More recently, a limited number of side-impact tests carried out by NHTSA on non-commercial passenger vehicles containing lithium-ion batteries and thermal management systems containing liquid coolant have resulted in post-collision fires under certain conditions. Any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our electric vehicles. These events have raised questions about the suitability of lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, particularly if one of our manufactured or converted vehicles is involved in a collision, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our manufactured or converted vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity or negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business, prospects, financial condition and operating results.

Unfavorable conditions in the global economy, rising interest rates and capital market liquidity issues could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depends on the level of demand in the markets we serve. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their capital expenditure or operational budgets, particularly those for zero-emission electric or hybrid vehicles, demand for our products and services may be negatively affected. Historically, economic downturns have resulted in overall reductions in these budgets and corresponding spending. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their operational budgets or defer or reconsider product and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends on our founders and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities.

Our success depends upon the continued service of Mr. Reynolds, our Chairman, CEO and President, and Mr. Monfort, our Founder and Chief Technology Officer as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. While we have employment contracts with Mr. Reynolds, Mr. Monfort, and Mr. Menerey, our Chief Financial Officer, we do not have fixed term employment agreements with any of our other management employees, all who could terminate their relationship with us at any time. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition, especially in California, for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles, zero-emission electric and hybrid drivetrains and conversions. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Reynolds, Mr. Monfort, Mr. Kanning or any other member of our senior management team, or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

The forecasts of market growth included in this Quarterly Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in zero-emission electric and hybrid vehicles, electric and hybrid drivetrains and conversions and other markets, including the forecasts or projections referenced in this Quarterly Report, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report should not be taken as indicative of our future growth.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We need sufficient capital to fund our ongoing operations and continue our development. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies. While we believe that our existing cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund our operations at least through the end of calendar year 2018, we may need to engage in equity or debt financings to secure additional funds. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our IPO to fund our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

We may selectively pursue acquisitions of complementary businesses and technologies, which could divert capital and our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience with acquiring other businesses or technologies. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees; and

•	use of resources that are needed in other parts of our business; and use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If we are unable to implement and maintain effective internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may be negatively affected.

As a public company, we will not be required to comply with the requirements to assess and report on internal control over financial reporting until the filing of our annual report for the year ending December 31, 2018. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2018, provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. As we have not conducted an evaluation of the effectiveness of our internal control over financial reporting, we may have undiscovered material weaknesses. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process may be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the date on which we are deemed to be a “large accelerated filer,” (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year in which the fifth anniversary of our IPO occurs.

We may not be able to utilize a significant portion of our net operating loss or research and development tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire from 2032 through 2036 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Ownership of Our Common Stock

The price of our Common Stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

There has been no public market for our Common Stock prior to our IPO and an active or liquid market in our Common Stock may not develop, or, if it does develop, it may not be sustainable. The market price of our Common Stock is likely to be volatile and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	the development and sustainability of an active trading market for our Common Stock;

•	our operating performance and the performance of other similar companies;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our Common Stock;

•	press releases or other public announcements by us or others, including our filings with the SEC;

•	changes in the market perception of all-electric and hybrid products and services generally or in the effectiveness of our products and services in particular;

•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or products and services by us or by our competitors;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	announcements regarding litigation involving us;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	any other factors discussed in this Quarterly Report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Capital Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will have to adapt to the requirements of being a public company and will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and beginning with our annual report for the fiscal year ending December 31, 2018, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain either an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Nasdaq may delist our Common Stock from trading on its exchange, which could limit stockholders’ ability to trade our Common Stock.

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Common Stock would be negatively affected. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our Common Stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our Common Stock price and trading volume to decline.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We expect to provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes and average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. As of March 31, 2017, we have outstanding 65,310,928 shares of Common Stock, of which approximately 65,291,305 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times.

Furthermore, our equity incentive plan allows us to issue stock options. We intend to register all shares of Common Stock that we may issue under our equity compensation plans so that such shares may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements executed in connection with the IPO of our Common Stock. Moreover, we may in the future create additional equity incentive plans, which may at that time require us to file a registration statement under the Securities Act as soon as practicable after the expiration of the lock-up period to cover the issuance of shares upon the exercise or vesting of awards granted or otherwise purchased under those plans. As a result, any shares issued or granted under the plans after the lock-up period has expired also may be freely tradable in the public market. If equity securities are issued under the plans, if implemented, and it is perceived that they will be sold in the public market, then the price of our Common Stock could decline substantially.

No holders of any shares of our Common Stock have rights to require us to file registration statements for the public resale of such shares.

The concentration of our Common Stock ownership with our executive officers, directors and affiliates will limit our stockholders’ ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding Common Stock and their respective affiliates beneficially owned, in the aggregate 58.2% of our outstanding Common Stock as of May 31, 2017. This percentage includes both outstanding shares of Common Stock and stock options that are vested and exercisable as of that date. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of our Common Stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder. For a description of our capital stock, see the sections titled “Underwriting” and “Description of Securities.”

There are legal restrictions on the resale of shares of Common Stock that are considered a “penny stock”. These restrictions may adversely affect our existing stockholders’ ability to resell their stock.

Our Common Stock may be subject to the penny stock rules under the Exchange Act. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our Common Stock. If our Common Stock is subject to the penny stock rules, our stockholders may find it more difficult to sell their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Recent Sales of Unregistered Securities

In March 2017, the Board consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period, and the exercise price will be determined based on the average of the trading price of the Company’s common stock for the first ten days following the close of the IPO. The options will be granted upon determination of the exercise price.

The issuances described above were made pursuant to written compensatory plans or agreements in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act or in reliance on Section 4(a)(2) promulgated under the Securities Act as transactions by an issuer not involving a public offering, to the extent an exemption from such registration was required.

(b)       Use of Proceeds

On April 25, 2017, the SEC issued a notice of qualification of our registration statement on Form 1-A (File No. 024-10656), as amended, filed in connection with the IPO of our Common Stock. Pursuant to the registration statement, we registered the offering and sale of 2,510,002 shares of our Common Stock by the Company and 342,273 shares of our Common Stock by certain selling stockholders at a price of $5.00 per share. The offering closed on June 9, 2017.

As a result of the offering, on May 12, 2017 and on June 9, 2017, we received combined aggregate net proceeds of approximately $9.2 million, which is comprised of gross proceeds of approximately $12.6 million, offset by underwriting discounts and commissions of approximately $0.8 million, and other offering expenses of approximately $2.6 million. We did not receive any proceeds from the sale of the shares by the selling stockholders. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our Common Stock, or to the associates of any of the foregoing, or to our affiliates.

The net proceeds, after paying debt and accrued interest of $1.5 million, have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds as described in our Form 253(g)(2), filed with the SEC on June 19, 2017 relating to our registration statement on Form 1-A.

(c)        Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOMANI, Inc.

Date: June 16, 2017	By:	/s/ James L. Reynolds
James L. Reynolds
Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2017	By:	/s/ Michael K. Menerey
Michael K. Menerey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1A/A	024-10656	5.1	4/7/17

10.1	Form of Subscription Agreement	1-A/A	024-10656	4.1	2/13/17

10.2	Advisor Agreement, by and between Dennis R. Di Ricco and the Company, dated September 1, 2016, as amended	1-A/A	024-10656	6.14	2/13/17

10.3+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	6.15	1/17/17

10.4	Termination Agreement, by and between Dennis Di Ricco and the Company, dated March 20, 2017	1-A/A	024-10656	6.16	4/7/17

10.5+	Form of 2017 Equity Incentive Plan	1-A/A	024-10656	6.17	4/7/17

10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	6.18	4/7/17

10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	6.19	4/7/17

10.8	Form of Escrow Deposit Agreement	1-A/A	024-10656	8.1	2/13/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

+       Indicates management contract or compensatory plan, contract or arrangement.

#       The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*       In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

