Form 10-Q
period 2017-06-30
ADOMANI, INC.
filed 2017-08-14
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of the Registrant’s only class of common stock as of August 7, 2017 was 68,070,930.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,868	$938
Notes receivable, net	1,000	454
Inventory	434	314
Other current assets	203	1,039
Total current assets	8,505	2,745
Property, plant and equipment, net	446	417
Other investments	120	120
Other non-current assets	122	124
Total assets	$9,193	$3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179	$107
Accrued liabilities	165	236
Notes payable, net	4,245	5,177
Convertible debt, net	-	593
Total current liabilities	4,589	6,113
Total liabilities	4,589	6,113

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 100,000,000 authorized $0.00001 par value none issued and outstanding, respectively	-	-
Common stock, 2,000,000,000 authorized $0.00001 par value, 68,070,930 and 58,542,350 issued and outstanding, respectively	1	1
Additional paid-in capital	35,321	18,366
Accumulated deficit	(30,718)	(21,074)
Total stockholders' equity (deficit)	4,604	(2,707)
Total liabilities and stockholders' equity (deficit)	$9,193	$3,406

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales	$-	$68	$-	$68
Cost of sales	-	50	-	50
Gross profit	-	18	-	18
Operating expenses:
Payroll expense	528	181	912	424
Other general and administrative	4,822	772	5,735	1,668
Consulting	2,143	124	2,163	238
Research and development	460	-	519	16
Total operating expenses	7,953	1,077	9,329	2,346
Loss from operations	(7,953)	(1,059)	(9,329)	(2,328)

Other income (expense):
Interest expense	(147)	(285)	(362)	(557)
Other income	22	-	49	1
Total other income (expense)	(125)	(285)	(313)	(556)

Loss before income taxes	(8,078)	(1,344)	(9,642)	(2,884)
Income tax expense	-	-	(2)	-
Net loss	$(8,078)	$(1,344)	$(9,644)	$(2,884)

Net loss per share to common shareholders:
Basic and diluted	$(0.12)	$(0.02)	$(0.15)	$(0.04)

Weighted shares used in the computation of net loss per share:
Basic and diluted	66,815,898	66,551,134	64,978,905	73,276,408

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	58,542,350	$1	$18,366	$(21,074)	$(2,707)

Common stock issued due to debt conversion	6,868,578	-	726	-	726
Common stock issued for cash	2,510,002	-	12,550	-	12,550
Offering costs netted against proceeds from common stock issued for cash	-	-	(4,437)	-	(4,437)
Common stock issued for prepaid services cancelled	(100,000)	-	(100)	-	(100)
Common stock issued as offering costs	250,000	-	1,250		1,250
Warrants issued for services	-	-	1,241		1,241
Warrants issued as offering costs	-	-	681		681
Stock based compensation	-	-	5,044	-	5,044
Net loss	-	-	-	(9,644)	(9,644)
Balance, June 30, 2017	68,070,930	$1	$35,321	$(30,718)	$4,604

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	(9,644)	(2,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	8
Accretion of discount on note receivable	(46)	-
Amortization of debt discount	130	211
Stock based compensation expense	5,044	1,278
Warrant issued for services	1,241	87
Gain on disposal of property and equipment	(1)	-
Changes in assets and liabilities:
Inventory	(120)	-
Other current assets	(103)	(46)
Other non-current assets	3	2
Accounts payable	73	78
Accrued liabilities	9	(322)
Deferred revenue	-	(68)
Net cash used in operating activities	(3,408)	(1,656)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(34)	(46)
Investment in note receivable, net	(500)	-
Other Investments	-	(10)
Net cash used in investing activities	(534)	(56)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,550	184
Payments for stock rescission	-	(64)
Proceeds from issuance of debt, net of issuance costs	500	-
Principal repayments of debt	(1,510)	(8)
Payments for deferred offering costs	(1,668)	(354)
Net cash provided (used) by financing activities	9,872	(242)

Net change in cash and cash equivalents	5,930	(1,954)
Cash and cash equivalents at the beginning of the year	938	4,537

Cash and cash equivalents at the end of the year	$6,868	$2,583

Non-cash transactions:
Common stock issued due to debt conversion	$726	$-
Deferred offering costs reclassifed to equity	$838	$-
Common stock issued for prepaid services rescinded	$100	$-
Common stock issued as offering costs	$1,250	$-
Warrants issued as offering costs	$681

Supplemental cash flow disclosures:
Cash paid for interest expense	$207	$214
Cash paid for income taxes	$-	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and operations

ADOMANI, Inc. (“we”, “us”, “our”, the “Company) was incorporated in Florida in August 2012 and was reincorporated in Delaware in November 2016. The Company is a provider of new purpose-built zero-emission electric and hybrid vehicles and replacement drivetrains and as a result is focused on reducing the total cost of vehicle ownership for fleet operators. The Company also provides gas/diesel to all-electric and gas/electric to plug-in hybrid vehicle conversions to school bus and medium to heavy-duty fleet operators. ADOMANI, Inc. is the parent company of its wholly-owned subsidiaries, ADOMANI California, Inc. and ADOMANI China. The Company is headquartered in Newport Beach, CA.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of June 30, 2017 and for the six months ended June 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 included in our Form 253(g)(2) filed with the SEC on June 19, 2017.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company has incurred losses for the past several years while developing infrastructure and planning an initial public offering (“IPO”). The Company incurred net losses of $9.6 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively. The Company completed its IPO on June 9, 2017, as discussed in Note 5 below.

The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2016 disclosed substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the significant capital raised during the six months ended June 30, 2017, that substantial doubt has been alleviated.

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

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Recent Accounting Pronouncements—In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): “Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

3.	Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company may seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning July 31, 2017. The note is secured by the assets of the borrower and matures on December 31, 2017. The Company loaned an additional $500,000 to another third party in December 2016 (see Note 4).

4.	Debt

During 2016, 2015 and 2014, the Company issued convertible notes for total proceeds of $42,160, $20,275 and $207,465, respectively, to Acaccia Family Trust (“Acaccia”), formerly a related party. As of December 31, 2016, the outstanding balance of such convertible notes was $359,000. During 2014, the Company issued convertible notes for total proceeds of $286,000 to various third parties. As of December 31, 2016, the aggregate face value of the convertible notes issued to third and related parties was $645,000. All notes had a three-year maturity and bore interest at rates of 3% or 5% per annum. The terms of such loans permitted conversion of all outstanding principal and accrued interest into shares of common stock, with loans totaling $45,000 convertible at a rate of $0.50 per share and loans totaling $600,000, including the convertible notes issued to Acaccia, convertible at $0.10 per share. During 2016, the Company’s CFO purchased $25,000 of the $645,000 convertible notes outstanding from Acaccia. Effective January 30, 2017, all holders of such convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of common stock (“Common Stock”) in anticipation of our IPO. As of June 30, 2017, all such convertible notes have been converted and no balance remains outstanding thereunder. No gain or loss resulted from the conversion of this debt to equity.

As these notes had an effective conversion price that was less than the fair market value of the Common Stock, these notes gave rise to a beneficial conversion feature totaling $42,160 and $20,275 during 2016 and 2015, respectively, which was recognized as an increase to paid-in capital and a corresponding debt discount. The debt discount was being amortized to interest expense on an effective interest basis over the maturity of the notes. For the six months ended June 30, 2017 and 2016, debt discount amortization associated with these notes was $51,935 and $50,532, respectively, which was recognized as interest expense in the accompanying consolidated statement of operations. The unamortized discount of these convertible notes was $0 and $51,935 at June 30, 2017 and December 31, 2016, respectively.

During 2015, the Company issued two-year secured promissory notes with an aggregate face value of $5,147,525 to third-party lenders for cash. The notes are secured by all the assets of the Company, mature between January and November 2017 and bear interest at 9%. The Company has notified all holders of the 9% secured notes payable with maturities in January through August 2017 that it was exercising its option to extend the maturity dates six months pursuant to the provisions of the notes. In connection with these notes, the Company incurred debt issuance costs of $514,753, which are being recognized as a debt discount and amortized over the life of the notes. During the six months ended June 30, 2017 and 2016, the debt discount amortization associated with these notes was $29,006 and $160,688, respectively, which was recognized as interest expense in the accompanying unaudited consolidated statements of operations. As of June 30, 2017, the debt issuance costs associated with these notes have been fully amortized. A $7,500 repayment of principal was issued to a lender in January 2016 and another $10,000 repayment was issued to a different lender in March 2017. In September 2016, the Company authorized the exchange of $884,700 principal amount of these notes for 884,700 shares of Common Stock. There was no gain or loss that resulted from the conversion of the notes to equity.

On November 18, 2016, the Company issued a promissory note with a principal amount of $500,000 to a stockholder in order to insure adequate working capital through the close of its IPO. The loan evidenced by the note is for a period of one year, at an interest rate of 5% per annum, with the principal and any unpaid interest due and payable in cash at maturity. On March 17, 2017, due to unforeseen delays in the closing of the IPO, the Company issued a second promissory note with a principal amount of $500,000 to the same stockholder in order to address additional liquidity concerns. The second note also bears interest at a rate of 5% per annum, with the principal and any unpaid interest due and payable in cash at maturity. The loans mature on November 15, 2017, unless previously repaid in accordance with the terms thereof. On May 12, 2017, the Company repaid both notes, plus accrued and unpaid interest of $15,685, from the proceeds of the initial closing of the IPO.

In December 2016, the Company borrowed $500,000 from an unaffiliated third party. The loan matured on June 15, 2017. It contains no stipulated interest rate, but the Company was obligated to pay loan fees of $50,000 to the lender. The proceeds of the loan were immediately used to loan $500,000 to a company in the zero-emissions technology industry that specializes in drivetrain solutions for zero emission and hybrid vehicles. The loan, carried as a note receivable on the balance sheet, contains the same provisions, including the loan fees payable to the Company, as the note payable discussed above in this paragraph, and also matured on June 15, 2017. The Company repaid the loan to the unaffiliated third party on May 12, 2017 from the proceeds of the initial closing of the IPO. The maturity date for the note receivable has been extended to December 31, 2017. During the six months ended June 30, 2017, the related amortization expense recognized on this loan amounted to $45,833.

In January 2015, in connection with the 2015 9% secured notes payable financing discussed above, the Company agreed to issue a warrant exercisable for 1,250,000 shares of Common Stock of the Company at an exercise price of $4.00 per share. The warrant, actually issued in September 2016, was valued using the Black Scholes valuation model and the resulting fair market value of $349,042 was recorded in 2015 as debt discount and is being amortized over the term of the notes. Interest expense relating to the amortization of this discount was $3,347 and $87,022 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the fair market value of the warrant was fully amortized.

Details of notes payable at June 30, 2017 and December 31, 2016 are as follows:

	As of June 30, 2017	As of December 31, 2016
Convertible Debt
Principal amount outstanding	$-	$645,000
Cumulative discount for notes with beneficial conversion feature	-	(349,560)
Cumulative amortization of debt discount	-	297,625
Subtotal of convertible notes @ $0.10 or $.50/share	-	593,065

Notes Payable
Principal amount outstanding	4,245,325	5,255,325
Cumulative discount for finance charges incurred	(514,753)	(514,753)
Cumulative discount for warrant	(349,042)	(349,042)
Cumulative discount for 9% notes	(50,000)	(50,000)
Cumulative amortization of finance charges	514,753	485,747
Cumulative amortization of warrant expense	349,042	345,695
Cumulative amortization of 9% notes	50,000	4,167
Subtotal of notes payable	4,245,325	5,177,139
Total of debt	$4,245,325	$5,770,204

5.	Common Stock

Effective January 30, 2017, all holders of the $645,000 original principal amount of convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of Common Stock.(see Note 4).

In March 2017, Dennis Di Ricco, who formerly served as the trustee of Acaccia, along with his family members and trusts) relinquished voting and investment power over all securities of the Company they owned, which constituted approximately 22% of the outstanding Common Stock of the Company. Mr. Di Ricco also surrendered his options to purchase up to 7,000,000 shares of common stock for forfeiture and cancellation, and sold (in a private transaction to which the Company was not a party) all 2,500,000 shares of Common Stock held as of record by his IRA. In connection with the foregoing, the Company and Mr. Di Ricco also terminated their consulting relationship. See Note 6.

In March 2016, the Company entered into a consulting agreement with Redwood Group International Limited (“Redwood”). In exchange for its services, Redwood received $5,000 per month in retainer payments and was eligible to receive other fees and warrants, as set forth in the consulting agreement. The initial term of the consulting agreement was 12 months, ending on February 28, 2017, although the term would automatically extend for an additional 12 months unless terminated by either party. On September 29, 2016, the Company executed a letter agreement with Redwood, pursuant to which it issued to Redwood an additional 100,000 shares of Common Stock, subject to Redwood satisfying certain performance thresholds. If Redwood failed to meet such performance thresholds, the agreement provided the Company with an exclusive option to reacquire all or a portion of the shares of Common Stock at $0.00001 per share. On November 15, 2016, the Company and Redwood agreed to terminate the original consulting agreement and entered into it a new consulting agreement that was set to expires upon thirty days’ written notice by either party following the successful completion of the Company’s IPO. The new consulting agreement was substantially similar to the prior agreement with respect to fees and warrants due to Redwood, and provided that the Company would pay Redwood a sum of $800,000 and issue Redwood a warrant to acquire 350,000 shares of Common Stock. In May 2017, the Company and Redwood mutually agreed to terminate this agreement. On June 8, 2017, the Company paid a fee of $800,000 to Redwood and issued Redwood a warrant to purchase 350,000 shares of Common Stock, in connection with which the Company cancelled the 100,000 shares of Common Stock it had previously issued pursuant to the September 2016 letter agreement. The warrant to purchase 350,000 shares of Common Stock was valued using the Black Scholes method resulting in a fair market value of $1.24 million. The assumptions used in the valuation included the term of 5 years, the exercise price of $5.00 per share, volatility of 92% and a risk free interest rate of 1.75%. The fair value of the warrant was recorded as consulting expense during the three months ended June 30, 2017.

On June 9, 2017, the Company consummated the final closing of the IPO, as discussed in Note 2 above. The Company sold an aggregate of 2,852,275 shares of Common Stock, of which 342,273 shares were sold on behalf of certain stockholders of the Company who elected to participate in the IPO, for aggregate gross proceeds of $14,261,375. Net proceeds received after deducting commissions, expenses and fees of approximately $2.5 million and the $1,711,365, amounted to approximately $10.0 million. The Company remitted the $1,711,365 in aggregate gross proceeds resulting from the sale of shares on behalf of the selling stockholders to such stockholders. As such, the Company issued and sold an aggregate of 2,510,002 shares of Common Stock in connection with the IPO, excluding the shares sold by the selling stockholders. In connection with the final closing of the IPO on June 9, 2017, the Company issued an additional 250,000 shares of Common Stock, valued at $1,250,000, under the terms of a consulting agreement. Under the terms of the underwriting agreement executed in connection with the IPO, the Company issued to Boustead Securities, LLC a warrant to purchase 199,659 shares of Common Stock. The warrant to purchase 199,659 shares of Common Stock was valued using the Black Scholes method resulting in a fair market value of $680,543. The assumptions used in the valuation included the term of 5 years, the exercise price of $6.00 per share, volatility of 92% and a risk free interest rate of 1.75%. The fair value of the warrant was recorded as offering costs and netted against additional paid in capital during the three months ended June 30, 2017.

6.	Stock-Based Compensation

In March 2017, Dennis Di Ricco surrendered his options to purchase up to 7,000,000 shares of Common Stock for forfeiture or cancellation (see Note 5).

In March 2017, the board of directors of the Company (the “Board”) consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period, and the exercise price was determined based on the average of the trading price of the Company’s Common Stock on the Nasdaq Capital Market for the first ten days following the close of its IPO, which was $10.49. The options were valued using the Black Scholes method, resulting in a fair market value of $37.6 million  The assumptions used in the valuation included an expected term of 4.75 years; volatility of 86% and a riskfree interest rate of 2.02%.

Stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	33,775,000	$0.10
Granted	3,600,000	10.49
Forfeited	(7,000,000)
Outstanding at June 30, 2017	30,375,000	$3.56	4.5

Exercisable at June 30, 2017	21,586,495	$3.56	3.9

Stock-based compensation expense was $5.0 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of June 30, 2017, the Company expects to recognize $38.1 million of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.62 years.

7.	Commitments

Employment Agreements—Effective September 1, 2014, the Company executed an employment agreement with James Reynolds, its Chief Executive Officer. The term of the employment agreement is 5 years, and the agreement provides for an annual base salary of $240,000 and entitles Mr. Reynolds to receive a bonus of five percent of the Company’s net profits on an annual basis.

Effective September 1, 2014, the Company executed an employment agreement with Edward Monfort, its Chief Technology Officer. The term of the employment agreement was 5 years, and the agreement provided for an annual base salary of $240,000 and entitled Mr. Monfort to receive a bonus of five percent of the Company’s net profits. In June 2016, Mr. Monfort entered into a new employment agreement with a two-year term, which superseded the 2014 employment agreement, pursuant to which his salary was reduced to $120,000 per annum Additionally, the Company pays up to $7,000 per month to ELO, LLC, an entity owned by Mr. Monfort, for invoiced expenses relating to research and development pursuant to a consulting relationship.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000.

Operating Leases—In 2015, the Company signed an office and warehouse lease agreement for a facility in Orange, California, to serve as its primary facility for research and development activity. The initial term of the lease expired on February 29, 2016, at which time the Company extended the lease for two additional years, until February 28, 2018. The total amount due annually under the lease is $44,856. The Company signed a one-year office lease for office space in Newport Beach, California, to serve as office space for its headquarters. The initial term of the lease expired on December 31, 2016, at which time the Company extended the lease on a month-to-month basis. The total amount due monthly is approximately $3,400. In 2016, the Company also signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired February 28, 2017 and the Company executed a new one-year lease in February 2017. The total amount due under the lease is $5,200 and the lease period is from March 1, 2017 through February 28, 2018.

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

In March 2015, the Company signed a licensing option agreement with Silicon Turbines Systems, Inc. for use of its patent in manufacturing. The option calls for a payment of $10,000 per month, beginning March 1, 2015, up to a full investment amount of $3,000,000. The agreement provided that the original option would terminate on August 31, 2015, but the parties agreed verbally to both extend the date of termination of the option and delay the Company’s obligation to make any monthly payments under the option agreement while both companies evaluate the relationship. As such, no payments have been made in 2017. For the year ended December 31, 2016, the Company made one $10,000 payments. This amount appears as Other Investments on the unaudited consolidated balance sheets.

In 2016, the Company signed an advisor agreement with Dennis Di Ricco, formerly a related party and stockholder, pursuant to which Mr. Di Ricco would provide consulting services to the Company. In March 2017, we terminated this agreement (see Note 5).

The following table summarizes our future minimum payments under contractual commitments, excluding debt, as of June 30, 2017:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	33,688	33,688	-	-	-
Employment contracts	1,640,000	660,000	680,000	300,000	-
Total	1,673,688	693,688	680,000	300,000	-

8.	Subsequent Events

During July and August 2017, the Company repaid principal of $739,500, plus accrued interest of $1,877, to holders of two-year 9% secured promissory notes whose original maturity dates were in January and February 2017, before the Company exercised its option to extend for six months (see Note 4).

On July 28, 2017, the Company repaid principal of $60,000, less $6,000 withheld for finance charges, for a net payment of $54,000 to another secured promissory note holder (see Note 4).

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

We generated virtually no revenue from inception through June 30, 2017. For the years ended December 31, 2016 and 2015, our net losses were $10.7 million and $6.0 million, respectively, for the six months ended June 30, 2017 and 2016, our net losses were $9.6 million and $2.9 million, respectively, and for the three months ended June 30, 2017 and 2016, our net losses were $8.1 million and $1.3 million, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative costs include all corporate and administrative functions that support our company. These costs also include stock-based compensation expense; warranty, including product recall and customer satisfaction program costs; consulting costs; and other costs that cannot be included in cost of sales.

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

Results of Operations

The following table compares operating data for the three and six months ended  June 30, 2017 to June 30,2016:

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales	$-	$68	$-	$68
Cost of sales	-	50	-	50
Gross profit	-	18	-	18
Operating expenses:
General and administrative [1]	5,350	953	6,647	2,092
Consulting	2,143	124	2,163	238
Research and development	460	-	519	16
Total operating expenses, net	7,953	1,077	9,329	2,346
Loss from operations	(7,953)	(1,059)	(9,329)	(2,328)

Other income (expense):
Interest expense	(147)	(285)	(362)	(557)
Other income (expense)	22	-	49	1
Total other income (expense)	(125)	(285)	(313)	(556)

Loss before income taxes	(8,078)	(1,344)	(9,642)	(2,884)
Income tax expense	-	-	(2)	-
Net loss	$(8,078)	$(1,344)	$(9,644)	$(2,884)

Net loss per share to common shareholders:
Basic and diluted	$(0.12)	$(0.02)	$(0.15)	$(0.04)

Weighted shares used in the computation of net loss per share:
Basic and diluted	66,815,898	66,551,134	64,978,905	73,276,408

[1] Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
General and administrative expenses	4,438	638	5,044	1,275
Total stock-based compensation expense	4,438	638	5,044	1,275

Revenues

Revenue for each of the three and six months ended June 30, 2017 was $0, as compared to revenue of $68,000 for each of the three and six months ended June 30, 2016. We expect to begin generating revenues in the fourth quarter of 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of the following:

•                personnel-related expenses, including stock-based compensation costs;

•                costs related to raising capital and becoming a public reporting company; and

•                business development-related expenses.

General and administrative expenses increased by $4.4 million and $4.6 million for the three and six months ended June 30, 2017, respectively, as compared to the prior-year periods. The increases are primarily due to increases in stock-based compensation expense of $3.80 million and $3.82 million for the three and six months ended June 30, 2017, respectively, as compared to the prior-year periods, due to the additional options granted in March 2017 (see “Options to Purchase Common Stock” below and Note 6 to the unaudited consolidated financial statements included in this report). We anticipate stock-based compensation expense to continue to increase as we expand our infrastructure in order to begin generating revenue. Other increases in the current-year periods over the prior-year periods include payroll, sales and marketing, and investor relations expenses, which increased by $421,723 and $604,277 for the three and six months ended June 30, 2017, respectively, as compared to the prior-year periods, due to the Company’s need to expand its sales and marketing infrastructure, as well as the incurrence of certain costs associated with its status as a public company.

Consulting Expenses

Consulting expenses increased by $2.0 million and $1.9 million for the three and six months ended June 30, 2017, respectively, as compared to the prior-year periods. The increases are primarily due to the issuance of a warrant to purchase 350,000 shares of Common Stock as part of a settlement agreement, which was valued at $1.2 million, and a payment of $800,000 required under the same agreement. Additionally, $75,000 previously paid to the party involved in the settlement agreement, and originally classified as deferred offering costs, was reclassified as consulting expense. See Note 5 of the unaudited consolidated financial statements contained in this report.

Research and Development Expenses

Research and development expenses increased by $460,068  and $512,577  for the three and six months ended June 30, 2017, respectively, as compared to the prior-year periods. This increase is primarily due to $420,000 incurred in the second quarter of 2017 to build and install our drivetrain system on a chassis of a Type D school bus , on a promotional basis, for a potential customer  . The project also enabled us to evaluate a third-party firm that performed the work.

Liquidity and Capital Resources

Our principal source of cash is our existing cash and cash equivalents balance, sourced primarily from the net proceeds from the IPO. As of June 30, 2017, we had cash and cash equivalents of $6.9 million. On May 12, 2017, we repaid the three unsecured promissory notes discussed in Note 4 to the unaudited consolidated financial statements included in this report and in “Debt” below with funds from the initial closing of our IPO. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II. Item 1A. “Risk Factors.” See the discussion below under “Going Concern” regarding the closing of the IPO.

We believe that our existing cash and cash equivalents, including the net proceeds from the IPO of approximately $10 million, will be sufficient to fund our operations at least through the end of calendar year 2018. However, there can be no assurance that we will successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our IPO to fund our operations. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our Common Stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure that such capital, if required, will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow initially until we begin to generate a sufficient level of revenue from our sales and marketing efforts.

From our initial incorporation in 2012 as a Florida corporation and until the IPO, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable. A significant portion of this funding has been provided by affiliated stockholders, although significant equity capital was also raised in late 2015, and the majority of the convertible notes outstanding was also raised in 2015 from non-affiliated third parties, as discussed below and in Note 3 to the unaudited consolidated financial statements contained in this report.

Debt

As of December 31, 2016, the Company had borrowed $645,000 from Acaccia Family Trust, formerly a related party, and other parties by issuing notes convertible into Common Stock at prices ranging from $0.10 per share to $0.50 per share. On January 30, 2017, the notes plus accrued interest, a total of $725,584, were converted into 6,868,578 shares of Common Stock. As of December 31, 2016, we also had outstanding a total of $4,255,325 of secured promissory notes, net of $884,700 principal amount of these secured notes that were exchanged for 884,700 shares of Common Stock on September 1, 2016. In November 2016, we borrowed $500,000 from an unaffiliated stockholder for working capital needs and, in March 2017, borrowed an additional $500,000 from the same stockholder for additional working capital required due to delays in completing our IPO. In December 2016, we borrowed $500,000 from a third party pursuant to a secured promissory note, and immediately made a $500,000 loan to another third party who operates in the zero-emissions drivetrain technology industry. All notes referenced in this paragraph were scheduled to mature in 2017. In connection with the initial closing of our IPO, on May 12, 2017, we repaid the $1,500,000 outstanding under the three unsecured notes payable. See Note 4 to the unaudited consolidated financial statements contained in this report.

Equity Financings

In a series of closings during the fiscal years ended 2012, 2013, 2014, 2015 and 2016, the Company sold an aggregate of 58,542,350, shares of Common Stock to certain of its officers, directors and other related parties for an aggregate purchase price of $5,270,860. See also the discussion below under “Going Concern” regarding the closing of the IPO.

Initial Public Offering

On June 9, 2017, we completed the IPO. For more information about the IPO, see Note 5 to our unaudited consolidated financial statements.

Options to Purchase Common Stock

As of June 30, 2017, we had granted options to purchase 30,375,000 shares of Common Stock. 21,218,612 shares of Common Stock are issuable upon the exercise of options vested as of June 30, 2017, at an exercise price of $0.10 per share, and 367,883 shares of Common Stock are issuable upon the exercise of options vested as of June 30, 2017, at an exercise price of $10.49 per share. If all vested options to purchase Common Stock were exercised, we would receive proceeds of $5,980,956 and we would be required to issue 21,586,495 shares of Common Stock. There can be no assurance, however, that any such options will be exercised. See Note 6 to the unaudited consolidated financial statements contained in this report.

In March 2017, a co-founder of the Company (including family members and trusts) relinquished voting and investment power over all securities of the Company they owned. The co-founder surrendered his options to purchase 7,000,000 shares of Common Stock for forfeiture and cancellation, and sold the shares owned by his IRA.

2015 Note Financing and Warrants to Purchase Common Stock

During 2015, the Company issued two-year secured promissory notes to third party lenders in an aggregate principal amount of $5,147,525 (the “Note Financing”). In January 2016, we repaid $7,500 of the aggregate principal amount outstanding under the notes, and in March 2017, we repaid another $10,000 of such outstanding amount. The secured promissory notes are due on various dates between January 31 and November 30, 2017, unless extended by the Company at its option for an additional six months. The notes bear interest at an annual rate of 9%, payable monthly in arrears. The note obligations are secured by a lien on all assets of the Company. On September 1, 2016, holders of $884,700 of principal amount of the notes exchanged their notes for 884,700 shares of Common Stock, thereby reducing the principal amount outstanding under the notes to $4,245,325.

In connection with the Note Financing, in 2015, the Company agreed to issue a warrant to a third party to purchase 1,250,000 shares of Common Stock at $4.00 per share, exercisable through September 1, 2021. On September 1, 2016, the Company issued the warrant.

The Company may repay its secured promissory notes from proceeds from the IPO or from any cash exercise of the warrant prior to maturity of the secured promissory notes. The Company may also elect to extend the maturity of the notes for 6 months without approval by the noteholders. Any subsequent extension requires the consent of the noteholders. As of June 30, 2017, the Company has extended the maturity dates for those notes maturing in January through August 2017. See Note 4 to the unaudited consolidated financial statements contained in this report.

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

Going Concern

As of June 30, 2017, we had working capital of $3.9 million and stockholders’ equity of approximately $4.6 million. During the six months ended June 30, 2017, we incurred a net loss attributable to holders of our Common Stock of approximately $9.6 million. We have not generated any material revenues and have incurred net losses since inception. Our recurring operating losses and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements as of December 31, 2016 and 2015 and for the years then ended with respect to this uncertainty. However, on June 9, 2017, we completed our IPO. We sold 2,852,275 shares of Common Stock for gross proceeds of $14,261,375, of which $1,711,365 was paid to the selling stockholders, as discussed in Note 5 to the unaudited consolidated financial statements, for 342,273 shares they sold in the offering. Based on our management’s plans and the significant capital raised in the IPO, we believe the substantial doubt about our ability to continue as a going concern has been alleviated.

Cash Flows

The following table summarizes our cash flows used in operating, investing, and financing activities for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30, 2017	June 30, 2016
Consolidated Statements of Cash Flow Data:
Cash flows used in operating activities	$(3,408)	$(1,656)
Cash flows used in investing activities	(534)	(56)
Cash flows provided by (used in) financing activities	9,872	(242)

Increase (decrease) in cash and cash equivalents	$5,930	$(1,954)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation amounts. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the six months ended June 30, 2017 was $3.4 million, as a result of a net loss of $9.6 million, stock-based compensation of $5.0 million, other non-cash charges of $1.3 million, and changes in operating assets and liabilities that used $138,293 in cash. Other current assets increased by $103,114, inventory increased by $120,000, accounts payable increased by $72,634, accrued liabilities increased by $9,279, and other non-current assets decreased by $2,908.

Net cash used in operating activities during the six months ended June 30, 2016 was $1.7 million, as a result of a net loss of $2.9 million, stock-based compensation of $1.3 million, other non-cash charges of $306,179  , and changes in operating assets and liabilities that used $356,781 in cash.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $533,652. This was due to the acquisition of property and equipment and issuing a note to a third party. See Note 2 to the unaudited consolidated financial statements contained in this report.

Net cash used in investing activities during the six months ended June 30, 2016 was $55,990 This was due to the acquisition of $45,990 of property and equipment and a $10,000 investment in Silicon Turbine Solutions.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $9.9 million. This is due to net proceeds of $12.6 million received from the closing of our IPO, a $1.5 million repayment of notes payable principal and related accrued and unpaid interest, and net notes payable proceeds of $500,000. This is offset by payments for costs related to our IPO of $1.7 million. See Note 5 to the unaudited consolidated financial statements contained in this report.

Net cash used by financing activities during the six months ended June 30, 2016 was $241,445 This is due to net proceeds of $184,900  from sales of capital stock, $64,000 paid for a stock rescission, and to a $7,500 repayment of notes payable principal, offset by payments for costs related to our IPO of $354,845.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): “Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to the material weaknesses in internal control over financial reporting which existed since December 31, 2016. Specifically, these material weaknesses are as follows: (1) limited segregation of duties; (2) lack of system in place to keep appropriate records for expenses incurred, specifically for operations in China; and (3) need for training and expertise to account for complex equity transactions, which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely. The Company has not conducted an evaluation of the effectiveness of internal control over financial reporting. We will be required to assess internal control over financial reporting for the year ending December 31, 2018, and report any material weaknesses in such internal control, but we intend to address this issue prior to such date.

Effective June 9, 2017, we added three independent directors to our Board to replace three employee directors. We created concurrently three committees of the Board, including an audit committee, on which the three independent directors serve. Except as noted above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed with the SEC on June 19, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Recent Sales of Unregistered Securities

In March 2017, the Board consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period and the exercise price per share is $10.49, which was determined on the basis of the average of the trading price of the Company’s Common Stock on the Nasdaq Capital Market for the first ten days following the close of the IPO.

On May 12, 2017, the Company issued a warrant to purchase 199,659 shares of Common Stock, subject to stock splits or other similar changes in our capital structure, to Boustead Securities, LLC for services rendered in connection with the closing of our IPO. The warrant has an exercise price of $6.00 per share, becomes exercisable on October 22, 2017, and expires on April 25, 2022. See Note 5 to the unaudited consolidated financial statements contained in this report.

On June 19, 2017, the Company issued a warrant to purchase 350,000 shares of Common Stock, subject to stock splits or other similar changes in our capital structure, to Redwood Group International Limited under the terms of a settlement agreement. The warrant has an exercise price of $5.00 per share, becomes exercisable on December 16, 2017, and expires on June 19, 2022. See Note 5 to the unaudited consolidated financial statements contained in this report.

The issuances described above were made pursuant to written compensatory plans or agreements in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act or in reliance on Section 4(a)(2) and Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering, to the extent an exemption from such registration was required. Except as set forth above, no underwriters were involved in the foregoing sales of securities.

(b)       Use of Proceeds

Not applicable.

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

ADOMANI, Inc.

Date: August 14, 2017	By:	/s/ James L. Reynolds
James L. Reynolds
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Michael K. Menerey
Michael K. Menerey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC					X

4.2	Form of Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited					X

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

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