Form 10-Q
period 2017-09-30
ADOMANI, INC.
filed 2017-11-13
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38078

ADOMANI, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4740 Green River Road, Suite 106

Corona, CA 92880

(Address of principal executive offices, including zip code)

(951) 407-9860

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 10, 2017 was 68,070,930.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission or hybrid drivetrains and conversion kits in order to generate revenue;

•	Our dependence upon external sources for the financing of our operations, particularly given that our independent registered accounting firm’s report on our consolidated financial statements for the year ended December 31, 2016 contains a statement concerning our ability to continue as a going concern;

•	Our ability to effectively execute our business plan;

•	Our ability to scale our assembling and converting processes effectively and quickly from low volume production to high volume production;

•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	Our ability to obtain, retain and grow our customers;

•	Our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	Our ability to achieve and sustain profitability;

•	Our ability to evaluate and measure our current business and future prospects;

•	Our ability to compete and succeed in a highly competitive and evolving industry;

•	Our ability to respond and adapt to changes in electric or hybrid drivetrain technology; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,475	$938
Notes receivable, net	1,000	454
Inventory	704	314
Other current assets	195	1,039
Total current assets	6,374	2,745
Property, plant and equipment, net	501	417
Other investments	-	120
Other non-current assets	130	124
Total assets	$7,005	$3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$182	$107
Accrued liabilities	382	236
Notes payable, net	3,195	5,177
Convertible debt, net	-	593
Total current liabilities	3,759	6,113
Total liabilities	3,759	6,113

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 100,000,000 authorized $0.00001 par value none issued and outstanding, respectively	-	-
Common stock, 2,000,000,000 authorized $0.00001 par value, 68,070,930 and 58,542,350 issued and outstanding, respectively	1	1
Additional paid-in capital	45,930	18,366
Accumulated deficit	(42,685)	(21,074)
Total stockholders' equity (deficit)	3,246	(2,707)
Total liabilities and stockholders' equity	$7,005	$3,406

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$68
Cost of sales	-	-	-	50
Gross profit	-	-	-	18
Operating expenses:
General and administrative	11,716	5,872	18,363	8,107
Consulting	49	-	2,213	95
Research and development	38	112	557	128
Total operating expenses, net	11,803	5,984	21,133	8,330
Loss from operations	(11,803)	(5,984)	(21,133)	(8,312)

Other income (expense):
Interest expense, net	(47)	(274)	(362)	(833)
Other income (expense)	(116)	(11)	(113)	(9)
Total other income (expense)	(163)	(285)	(475)	(842)

Loss before income taxes	(11,966)	(6,269)	(21,608)	(9,154)
Income tax expense	(1)	-	(3)	-
Net loss	$(11,967)	$(6,269)	$(21,611)	$(9,154)

Net loss per share to common shareholders:
Basic and diluted	$(0.18)	$(0.11)	$(0.33)	$(0.13)

Weighted shares used in the computation of net loss per share:
Basic and diluted	68,070,930	57,163,882	66,020,773	69,286,226

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	58,542,350	$1	$18,366	$(21,074)	$(2,707)

Common stock issued due to debt conversion	6,868,578	-	726	-	726
Common stock issued for cash	2,510,002	-	12,550	-	12,550
Offering costs netted against proceeds from common stock issued for cash	-	-	(4,437)	-	(4,437)
Common stock issued for prepaid services cancelled	(100,000)	-	(100)	-	(100)
Common stock issued as offering costs	250,000	-	1,250		1,250
Warrants issued for services	-	-	1,241		1,241
Warrants issued as offering costs	-	-	681		681
Stock based compensation	-	-	15,653	-	15,653
Net loss	-	-	-	(21,611)	(21,611)
Balance, September 30, 2017	68,070,930	$1	$45,930	$(42,685)	$3,246

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	(21,611)	(9,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	9
Accretion of discount on note receivable	(46)	-
Amortization of debt discount	130	454
Stock based compensation expense	15,653	6,920
Warrant issued for services	1,241	-
Gain on disposal of property and equipment	(1)	-
Write-off of investment	120	-
Changes in assets and liabilities:
Inventory	(390)	-
Other current assets	(59)	(28)
Other non-current assets	(5)	(90)
Accounts payable	75	165
Accrued liabilities	226	(315)
Deferred revenue	-	(68)
Net cash used in operating activities	(4,656)	(2,107)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(94)	(359)
Investment in note receivable, net	(500)	-
Other Investments	-	(10)
Net cash used in investing activities	(594)	(369)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,550	188
Payments for stock rescission	-	(54)
Proceeds from issuance of debt, net of issuance costs	500	42
Principal repayments of debt	(2,560)	(8)
Payments for deferred offering costs	(1,703)	(492)
Net cash provided (used) by financing activities	8,787	(324)

Net change in cash and cash equivalents	3,537	(2,800)
Cash and cash equivalents at the beginning of the year	938	4,537

Cash and cash equivalents at the end of the year	$4,475	$1,737

Non-cash transactions:
Debt discount due to BCF	$-	$42
Stock issued for third-party services rendered	$-	$98
Stock issued for prepaid services	$-	$100
Common stock issued for conversion of notes payable	$-	$885
Common stock issued due to debt conversion	$726	$-
Deferred offering costs reclassified to equity	$838	$-
Common stock issued for prepaid services rescinded	$100	$-
Common stock issued as offering costs	$1,250	$-
Warrants issued as offering costs	$681	-

Supplemental cash flow disclosures:
Cash paid for interest expense	$288	$361
Cash paid for income taxes	$-	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

ADOMANI, Inc., or “we”, “us”, “our” or the “Company”, was incorporated in Florida in August 2012 and reincorporated in Delaware in November 2016. The Company is a provider of advanced zero-emission electric and hybrid vehicles and replacement drivetrains that is focused on reducing the total cost of vehicle ownership. The Company’s drivetrain systems are designed to help fleet operators unlock the benefits of green technology and address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. The Company’s principal executive offices are located in Corona, California. Our telephone number is (951) 407-9860 and our corporate website address is www.adomanielectric.com.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 included in our 253(g)(2) offering circular filed with the SEC on May 16, 2017. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The Company has incurred losses for the past several years while developing infrastructure and planning a public offering of equity securities. The Company incurred net losses of $21.6 million and $9.2 million during the nine months ended September 30, 2017 and 2016, respectively. The Company completed an offering of Common Stock under Regulation A on June 9, 2017, as discussed in Note 5 below.

The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2016 substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the significant capital raised during the nine months ended September 30, 2017, that substantial doubt has been alleviated.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., School Bus Sales of California, Inc, and Zero Emission Truck and Bus Sales of Arizona, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—The Company recognizes revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Recent Accounting Pronouncements—In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): “Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued. The Company will adopt this change effective with the financial statements issued for annual periods beginning after December 15, 2017.

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

3.	Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company may seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning July 31, 2017. The note is secured by the assets of the borrower and matures on December 31, 2017. The Company loaned an additional $500,000 to another third party in December 2016 in connection with its issuance of a promissory note with a principal amount of $500,000 to an unaffiliated third party (see Note 4).

4.	Debt

During 2016, 2015 and 2014, the Company issued convertible notes for total proceeds of $42,160, $20,275 and $207,465, respectively, to Acaccia Family Trust, or Acaccia, formerly a related party. As of December 31, 2016, the outstanding balance of such convertible notes was $359,000. During 2014, the Company issued convertible notes for total proceeds of $286,000 to various third parties. As of December 31, 2016, the aggregate face value of the convertible notes issued to third and related parties was $645,000. All notes had a three-year maturity and bore interest at rates of 3% or 5% per annum. The terms of such loans permitted conversion of all outstanding principal and accrued interest into shares of common stock, with loans totaling $45,000 convertible at a rate of $0.50 per share and loans totaling $600,000, including the convertible notes issued to Acaccia, convertible at $0.10 per share. During 2016, the Company’s CFO purchased $25,000 of the $645,000 convertible notes outstanding from Acaccia. Effective January 30, 2017, all holders of such convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of common stock, or Common Stock, in anticipation of our public offering of Common Stock. As of September 30, 2017, all such convertible notes have been converted and no balance remains outstanding thereunder. No gain or loss resulted from the conversion of this debt to equity.

As these notes had an effective conversion price that was less than the fair market value of the Common Stock, these notes gave rise to a beneficial conversion feature totaling $42,160 and $20,275 during 2016 and 2015, respectively, which was recognized as an increase to paid-in capital and a corresponding debt discount. The debt discount was being amortized to interest expense on an effective interest basis over the maturity of the notes. For the nine months ended September 30, 2017 and 2016, debt discount amortization associated with these notes was $51,935 and $50,532, respectively, which was recognized as interest expense in the accompanying consolidated statement of operations. The unamortized discount of these convertible notes was $0 and $51,935 at September 30, 2017 and December 31, 2016, respectively.

During 2015, the Company issued two-year secured promissory notes with an aggregate face value of $5,147,525 to third-party lenders for cash. The notes are secured by all the assets of the Company, mature between January and November 2017 and bear interest at 9%. Prior to the maturity dates of the notes, the Company exercised its option to extend the maturity dates six months pursuant to the provisions of such notes. In connection with these notes, the Company incurred debt issuance costs of $514,753, which are being recognized as a debt discount and amortized over the life of the notes. During the nine months ended September 30, 2017 and 2016, the debt discount amortization associated with these notes was $29,006 and $160,688, respectively, which was recognized as interest expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2017, the debt issuance costs associated with these notes have been fully amortized. As of September 30, 2017, the Company has repaid in cash $1,060,000 in principal relative to these notes. In September 2016, the Company authorized the exchange of $884,700 principal amount of these notes for 884,700 shares of Common Stock. There was no gain or loss that resulted from the conversion of the notes to equity.

On November 18, 2016, the Company issued a promissory note with a principal amount of $500,000 to a stockholder in order to insure adequate working capital through the close of its offering under Regulation A. The loan evidenced by the note is for a period of one year, at an interest rate of 5% per annum, with the principal and any unpaid interest due and payable in cash at maturity. On March 17, 2017, due to unforeseen delays in the closing of the offering under Regulation A, the Company issued a second promissory note with a principal amount of $500,000 to the same stockholder in order to address additional liquidity concerns. The second note also bears interest at a rate of 5% per annum, with the principal and any unpaid interest due and payable in cash at maturity. The loans mature on November 15, 2017, unless previously repaid in accordance with the terms thereof. On May 12, 2017, the Company repaid both notes, plus accrued and unpaid interest of $15,685, from the proceeds of the initial closing of the offering under Regulation A.

In December 2016, the Company borrowed $500,000 from an unaffiliated third party. The loan matured on June 15, 2017. It contains no stipulated interest rate, but the Company was obligated to pay loan fees of $50,000 to the lender. The proceeds of the loan were immediately used to loan $500,000 to a company in the zero-emissions technology industry that specializes in drivetrain solutions for zero emission and hybrid vehicles. The loan, carried as a note receivable on the balance sheet, contains the same provisions, including the loan fees payable to the Company, as the note payable discussed above in this paragraph, and also matured on June 15, 2017. The Company repaid the loan to the unaffiliated third party on May 12, 2017 from the proceeds of the initial closing of the offering under Regulation A. The maturity date for the note receivable has been extended to December 31, 2017. During the nine months ended September 30, 2017, the related amortization expense recognized on this loan amounted to $45,833.

In January 2015, in connection with the 2015 9% secured notes payable financing discussed above, the Company agreed to issue a warrant exercisable for 1,250,000 shares of Common Stock of the Company at an exercise price of $4.00 per share. The warrant, issued in September 2016, was valued using the Black-Scholes valuation model and the resulting fair market value of $349,042 was recorded in 2015 as debt discount and is being amortized over the term of the notes. Interest expense relating to the amortization of this discount was $3,347 and $131,010 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the fair market value of the warrant was fully amortized.

Details of notes payable at September 30, 2017 and December 31, 2016 are as follows:

	As of September 30, 2017	As of December 31, 2016
Convertible Debt
Principal amount outstanding	$-	$645,000
Cumulative discount for notes with beneficial conversion feature	-	(349,560)
Cumulative amortization of debt discount	-	297,625
Subtotal of convertible notes @ $0.10 or $.50/share	-	593,065

Notes Payable
Principal amount outstanding	3,195,325	5,255,325
Cumulative discount for finance charges incurred	(514,753)	(514,753)
Cumulative discount for warrant	(349,042)	(349,042)
Cumulative discount for 9% notes	(50,000)	(50,000)
Cumulative amortization of finance charges	514,753	485,747
Cumulative amortization of warrant expense	349,042	345,695
Cumulative amortization of 9% notes	50,000	4,167
Subtotal of notes payable	3,195,325	5,177,139
Total of debt	$3,195,325	$5,770,204

5.	Common Stock

Effective January 30, 2017, all holders of the $645,000 original principal amount of convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of Common Stock (see Note 4).

In March 2017, Dennis Di Ricco, who formerly served as the trustee of Acaccia, along with his family members and trusts, relinquished voting and investment power over all securities of the Company they owned, which constituted approximately 22% of the outstanding Common Stock of the Company. Mr. Di Ricco also surrendered his options to purchase up to 7,000,000 shares of common stock for forfeiture and cancellation, and sold (in a private transaction to which the Company was not a party) all 2,500,000 shares of Common Stock held as of record by his IRA. In connection with the foregoing, the Company and Mr. Di Ricco also terminated their consulting relationship (see Note 7).

In March 2016, the Company entered into a consulting agreement with Redwood Group International Limited, or Redwood. In exchange for its services, Redwood received $5,000 per month in retainer payments and was eligible to receive other fees and warrants, as set forth in the consulting agreement. The initial term of the consulting agreement was 12 months, ending on February 28, 2017, although the term would automatically extend for an additional 12 months unless terminated by either party. On September 29, 2016, the Company executed a letter agreement with Redwood, pursuant to which it issued to Redwood an additional 100,000 shares of Common Stock, subject to Redwood satisfying certain performance thresholds. If Redwood failed to meet such performance thresholds, the agreement provided the Company with an exclusive option to reacquire all or a portion of the shares of Common Stock at $0.00001 per share. On November 15, 2016, the Company and Redwood agreed to terminate the original consulting agreement and entered into a new consulting agreement that was set to expire upon thirty days’ written notice by either party following the successful completion of the Company’s offering under Regulation A. The new consulting agreement was substantially similar to the prior agreement with respect to fees and warrants due to Redwood, and provided that the Company would pay Redwood a sum of $800,000 and issue Redwood a warrant to acquire 350,000 shares of Common Stock. In May 2017, the Company and Redwood mutually agreed to terminate this agreement. On June 8, 2017, the Company paid a fee of $800,000 to Redwood and issued Redwood a warrant to purchase 350,000 shares of Common Stock, in connection with which the Company cancelled the 100,000 shares of Common Stock it had previously issued pursuant to the September 2016 letter agreement. The warrant to purchase 350,000 shares of Common Stock was valued using the Black-Scholes method resulting in a fair market value of $1.24 million. The assumptions used in the valuation included the term of 5 years, the exercise price of $5.00 per share, volatility of 92% and a risk-free interest rate of 1.75%. The fair value of the warrant was recorded as consulting expense during the nine months ended September 30, 2017.

On June 9, 2017, the Company consummated the final closing of the offering under Regulation A, as discussed in Note 2 above. The Company sold an aggregate of 2,852,275 shares of Common Stock, of which 342,273 shares were sold on behalf of certain stockholders of the Company who elected to participate in the offering, for aggregate gross proceeds of $14,261,375. Net proceeds received after deducting commissions, expenses and fees of approximately $2.5 million and the $1,711,365, amounted to approximately $10.0 million. The Company remitted the $1,711,365 in aggregate gross proceeds resulting from the sale of shares on behalf of the selling stockholders to such stockholders. As such, the Company issued and sold an aggregate of 2,510,002 shares of Common Stock in connection with the offering under Regulation A, excluding the shares sold by the selling stockholders. In connection with the final closing of the offering under Regulation A on June 9, 2017, the Company issued an additional 250,000 shares of Common Stock, valued at $1,250,000 under the terms of a consulting agreement. Under the terms of the underwriting agreement executed in connection with the offering under Regulation A, the Company issued to Boustead Securities, LLC a warrant to purchase 199,659 shares of Common Stock. The warrant to purchase 199,659 shares of Common Stock was valued using the Black-Scholes method resulting in a fair market value of $680,543. The assumptions used in the valuation included the term of 5 years, the exercise price of $6.00 per share, volatility of 92% and a risk-free interest rate of 1.75%. The fair value of the warrant was recorded as offering costs and netted against additional paid in capital during the nine months ended September 30, 2017.

6.	Stock Warrants

As of September 30, 2017, the Company has issued warrants to purchase 1,799,659 shares of Common Stock, consisting of a warrant to purchase 199,659 shares of Common Stock with a measurement price of $5.00 and an exercise price of $6.00, a warrant to purchase 350,000 shares of Common Stock with a measurement price of $5.00 and an exercise price of $5.00, and a warrant to purchase 1,250,000 shares of Common Stock with a measurement price of $1.00 and an exercise price of $4.00.

The Company’s stock warrant activity for the nine months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	1,250,000	$4.00
Granted	549,659	5.36
Forfeited	-
Outstanding at September 30, 2017	1,799,659	$4.42	4.12

Exercisable at September 30, 2017	1,250,000	$4.00	3.92

As of September 30, 2017, the outstanding warrants have an intrinsic value of approximately $4.58 million.

7.	Stock-Based Compensation

In March 2017, Dennis Di Ricco surrendered his options to purchase up to 7,000,000 shares of Common Stock for forfeiture or cancellation (see Note 5).

In March 2017, the board of directors of the Company, or Board, consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current and prospective Board members). The options will vest over a three-year period and the exercise price is $10.49, which was determined on the basis of the average of the trading price of the Company’s Common Stock on the Nasdaq Capital Market for the first ten days following the close of its offering under Regulation A. The options were valued using the Black-Scholes method, resulting in a fair market value of $37.6 million. The assumptions used in the valuation included an expected term of 4.75 years; volatility of 86% and a risk-free interest rate of 2.02%.

As of September 30, 2017, the Company has issued stock options to purchase 30,375,000 shares of Common Stock, consisting of options to purchase 16,260,002 shares of Common Stock with a measurement price of $0.10 and an exercise price of $0.10, options to purchase 10,514,998 shares of Common Stock with a measurement price of $1.00 and an exercise price of $0.10, and options to purchase 3,600,000 shares of Common Stock with a measurement price of $14.50 and an exercise price of $10.49.

For the three months ended September 30, 2017, the Company recorded a $10.6 million stock-based compensation expense. This expense includes an adjustment due to the remeasurement of the fair market value of non-employee stock options, in accordance with ASC 505. ASC 505 requires a remeasurement of the fair market value of non-employee stock options at each interim vesting period, based on the Company’s stock price on the interim vesting date, and the related stock-based compensation expense is adjusted accordingly at each balance sheet date.

Stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	33,775,000	$0.10
Granted
Forfeited	(7,000,000)
Outstanding at March 31, 2017	26,775,000	$0.10
Granted	3,600,000	10.49
Forfeited
Outstanding at September 30, 2017	30,375,000	$1.33	4.2

Exercisable at September 30, 2017	23,237,692	$0.40	3.7

Stock-based compensation expense was $15.7 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2017, the Company expects to recognize $41.4 million of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.31 years.

As of September 30, 2017, the outstanding options have an intrinsic value of approximately $183.7 million.

8.	Commitments

Employment Agreements—Effective September 1, 2014, the Company executed an employment agreement with James Reynolds, its Chief Executive Officer. The term of the employment agreement is 5 years, and the agreement provides for an annual base salary of $240,000 and entitles Mr. Reynolds to receive a bonus of five percent of the Company’s net profits on an annual basis.

Effective September 1, 2014, the Company executed an employment agreement with Edward Monfort, its Chief Technology Officer. The term of the employment agreement was 5 years, and the agreement provided for an annual base salary of $240,000 and entitled Mr. Monfort to receive a bonus of five percent of the Company’s net profits. In June 2016, Mr. Monfort entered into a new employment agreement with a two-year term, which superseded the 2014 employment agreement, pursuant to which his salary was reduced to $120,000 per annum. Additionally, the Company pays up to $7,000 per month to ELO, LLC, an entity owned by Mr. Monfort, for invoiced expenses relating to research and development pursuant to a consulting relationship, as well as up to $3,000 per month for services to another consultant selected by Mr. Monfort. For the nine months ended September 30, 2017, the Company paid $63,000 to ELO, LLC.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000.

Operating Leases—In 2015, the Company signed an office and warehouse lease agreement for a facility in Orange, California, to serve as its primary facility for research and development activity. The initial term of the lease expired on February 29, 2016, at which time the Company extended the lease for two additional years, until February 28, 2018. The total amount due annually under the lease was $44,856. Effective August 15, 2017, the Company terminated this lease.

The Company signed a one-year office lease for office space in Newport Beach, California, to serve as office space for its headquarters. The initial term of the lease expired on December 31, 2016, at which time the Company extended the lease on a month-to-month basis. The total amount due monthly was approximately $3,400. Effective September 30, 2017, in connection with the execution of the lease for office space in Corona, California, the Company terminated this lease.

In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired February 28, 2017 and the Company executed a new one-year lease in February 2017. The total amount due under the lease is $5,676 and the lease period is from March 1, 2017 through February 28, 2018.

In April 2017, the Company signed a lease for storage space in Phoenix, Arizona to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $500.

In February 2017, the Company signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In October 2017, the Company signed a non-cancellable lease for its corporate office space in Corona, California, to serve as its corporate headquarters. The lease is for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease is $568,912. The total amount due monthly is $7,600 at commencement and will escalate to $10,560 by its conclusion. Additionally, the lease includes five months in which no rent payment is due.

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

In March 2015, the Company signed a licensing option agreement with Silicon Turbines Systems, Inc. for use of its patent in manufacturing. The option calls for a payment of $10,000 per month, beginning March 1, 2015, up to a full investment amount of $3,000,000. The agreement provided that the original option would terminate on August 31, 2015, but the parties agreed verbally to both extend the date of termination of the option and delay the Company’s obligation to make any monthly payments under the option agreement while both companies evaluate the relationship. As such, no payments have been made in 2017. For the year ended December 31, 2016, the Company made one $10,000 payment. In September 2017, the Company determined that it no longer desired to continue this relationship and, effective September 30, 2017, the $120,000 investment was written off.

In 2016, the Company signed an advisor agreement with Dennis Di Ricco, formerly a related party and stockholder, pursuant to which Mr. Di Ricco would provide consulting services to the Company. In March 2017, the Company terminated this agreement (see Note 5).

The following table summarizes our future minimum payments under contractual commitments, excluding debt, as of September 30, 2017:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	599,087	78,815	224,400	243,072	52,800
Employment contracts	1,470,000	600,000	620,000	250,000	-
Total	2,069,087	678,815	844,400	493,072	52,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Unaudited Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Cautionary Statement Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report, particularly in Part II. Item 1A. “Risk Factors,” below.

Overview of ADOMANI

We are a provider of advanced zero-emission electric and hybrid vehicles and replacement drivetrains that is focused on reducing the total cost of vehicle ownership. Our drivetrain systems are designed to help fleet operators unlock the benefits of green technology and address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance.

We design advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design patented conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems. The hybrid drivetrain systems are available in both an assistive hybrid format and a full-traction format for use in private and commercial fleet vehicles of all sizes. We seek to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside original equipment manufacturer, or OEM, partners, but to be marketed, sold, warrantied and serviced through our developing distribution and service network.

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

We generated virtually no revenue from inception through September 30, 2017. For the years ended December 31, 2016 and 2015, our net losses were $10.7 million and $6.0 million, respectively. For the nine months ended September 30, 2017 and 2016, our net losses were $21.6 million and $9.2 million, respectively; and for the three months ended September 30, 2017 and 2016, our net losses were $12.0 million and $6.3 million, respectively.

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

Market Growth. We believe the market for all-electric and hybrid solutions for alternative fuel technology, specifically all-electric and hybrid vehicles will continue to grow as more purchases of new zero emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability or the amounts of such assistance to our customers.

Revenue Growth from Additional Products. We seek to add to our product offerings additional zero-emission vehicles of all sizes manufactured by outside OEM partners, to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this report.

Revenue Growth from Additional Geographic Markets. We believe that growth opportunities for our products exist internationally in addition to domestically, and through our wholly-owned subsidiary Adomani (Nantong) Automotive Technology Co. Ltd., or ADOMANI China, we will be pursuing international growth as well. Our future performance will depend in part upon the growth of these additional markets. Accordingly, our business and operating results will be significantly affected by our ability to timely enter and effectively address these emerging markets and the speed with which and extent to which demand for our products in these markets grows.

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

Results of Operations

The following table compares operating data for the three and nine months ended September 30, 2017 and 2016:

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$68
Cost of sales	-	-	-	50
Gross profit	-	-	-	18
Operating expenses:
General and administrative [1]	11,716	5,872	18,363	8,107
Consulting	49	-	2,213	95
Research and development	38	112	557	128
Total operating expenses, net	11,803	5,984	21,133	8,330
Loss from operations	(11,803)	(5,984)	(21,133)	(8,312)

Other income (expense):
Interest expense, net	(47)	(274)	(362)	(833)
Other income (expense)	(116)	(11)	(113)	(9)
Total other income (expense)	(163)	(285)	(475)	(842)

Loss before income taxes	(11,966)	(6,269)	(21,608)	(9,154)
Income tax expense	(1)	-	(3)	-
Net loss	$(11,967)	$(6,269)	$(21,611)	$(9,154)

Net loss per share to common shareholders:
Basic and diluted	$(0.18)	$(0.11)	$(0.33)	$(0.13)

Weighted shares used in the computation of net loss per share:
Basic and diluted	68,070,930	57,163,882	66,020,773	69,286,226

[1]   Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative expenses	10,609	5,645	15,653	6,920
Total stock-based compensation expense	10,609	5,645	15,653	6,920

Revenue

Revenue for each of the three and nine months ended September 30, 2017 was $0, as compared to revenue of $0 and $68,000 for the three and nine months ended September 30, 2016, respectively. We expect to begin generating revenues in the fourth quarter of 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of the following:

•        personnel-related expenses, including stock-based compensation costs;

•        costs related to investor relations activities;

•        sales and marketing-related expenses; and

•        other expenses relating to the operations of the Company.

General and administrative expenses increased by $5.8 million and $10.3 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior-year periods. The increases are primarily due to increases in stock-based compensation expense of $5.0 million and $8.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior-year periods, due to the additional options granted in March 2017 (see “Options to Purchase Common Stock” below and Note 7 to the unaudited consolidated financial statements included in this report) and also to the requirement to remeasure non-employee stock options, as required by ASC 718 and ASC 505. We anticipate stock-based compensation expense to continue to increase as we expand our infrastructure in order to begin generating revenue.

Other increases in the current-year periods over the prior-year periods include payroll, rent, sales and marketing, travel, investor relations expenses, and other general and administrative expenses, which increased by $920,305 and $1.6 million, offset by a decrease in legal and professional fees of $183,124 and $122,906 for the three and nine months ended September 30, 2017, respectively, as compared to the prior-year periods, due to the Company’s need to expand its sales and marketing infrastructure, as well as the incurrence of certain costs associated with its status as a public company.

Consulting Expenses

Consulting expenses increased by $49,153 and $2.1 million for the three and nine months ended September 30, 2017, respectively, as compared to the prior-year periods.

The increase for the three months ended September 30, 2017 as compared to the prior period is due to required payments to various consultants for this period.

The increase for the nine months ended September 30, 2017 as compared to the prior period is primarily due to the issuance of a warrant to purchase 350,000 shares of Common Stock as part of a settlement agreement, which was valued at $1.2 million, and a payment of $800,000 required under the same agreement. Additionally, $75,000 previously paid to the party involved in the settlement agreement, and originally classified as deferred offering costs, was reclassified as consulting expense. See Note 5 of the unaudited consolidated financial statements contained in this report.

Research and Development Expenses

Research and development expenses decreased by $74,213 and increased by $428,516 for the three and nine months ended September 30, 2017, respectively, as compared to the prior-year periods.

The decrease for the three months ended September 30, 2017 as compared to the prior period is due to lower expenditures for research and development activity.

The increase for the nine months ended September 30, 2017 as compared to the prior period is primarily due to $420,000 incurred in the second quarter of 2017 to build and install our drivetrain system on a chassis of a Type D school bus, on a promotional basis, for a potential customer. The project also enabled us to evaluate a third party firm that performed the work.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offering of Common Stock under Regulation A in June 2017, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable. A significant portion of this funding has been provided by affiliated stockholders, although significant equity capital was also raised in late 2015, and the majority of the convertible notes outstanding was also raised in 2015 from non-affiliated third parties, as discussed below and in Note 4 to the unaudited consolidated financial statements.

As of September 30, 2017, we had cash and cash equivalents of $4.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least through the end of calendar year 2018. However, there can be no assurance that we will successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. While we have not generated any material revenues to date and do not expect to be able to satisfy our cash requirements solely through product sales in the near future, we have received several purchase orders for zero-emission electric school buses in the second half of 2017 and we expect to begin generating revenue in the fourth quarter of 2017. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our Common Stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of revenue from our sales and marketing efforts.

Debt

As of December 31, 2016, the Company had borrowed $645,000 from Acaccia Family Trust, formerly a related party, and other parties by issuing notes convertible into Common Stock at prices ranging from $0.10 per share to $0.50 per share. On January 30, 2017, the notes plus accrued interest, a total of $725,584, converted into 6,868,578 shares of Common Stock. As of December 31, 2016, we also had outstanding a total of $4,255,325 of secured promissory notes, net of $884,700 principal amount of these secured notes that were exchanged for 884,700 shares of Common Stock on September 1, 2016. In November 2016, we borrowed $500,000 from an unaffiliated stockholder for working capital needs and, in March 2017, borrowed an additional $500,000 from the same stockholder for additional working capital required due to delays in completing our offering under Regulation A. In December 2016, we borrowed $500,000 from a third party pursuant to a secured promissory note, and immediately made a $500,000 loan to another third party who operates in the zero-emissions drivetrain technology industry. All notes referenced in this paragraph were scheduled to mature in 2017. In connection with the initial closing of our offering under Regulation A, on May 12, 2017, we repaid the $1,500,000 outstanding under the three unsecured notes payable. See Note 4 to the unaudited consolidated financial statements contained in this report.

Equity Financings

In a series of closings during the fiscal years ended 2012, 2013, 2014, 2015 and 2016, the Company sold an aggregate of 58,542,350 shares of Common Stock to certain of its officers, directors and other related parties for an aggregate purchase price of $5,270,860.

Regulation A Offering

On June 9, 2017, we completed an offering of Common Stock under Regulation A. We sold 2,852,275 shares of Common Stock for gross proceeds of $14,261,375, of which $1,711,365 was paid to the selling stockholders for 342,273 shares they sold in the offering.

Options to Purchase Common Stock

As of September 30, 2017, we had granted options to purchase 30,375,000 shares of Common Stock. 22,567,619 shares of Common Stock are issuable upon the exercise of options vested as of September 30, 2017, at an exercise price of $0.10 per share, and 670,073 shares of Common Stock are issuable upon the exercise of options vested as of September 30, 2017, at an exercise price of $10.49 per share. If all vested options to purchase Common Stock were exercised, we would receive proceeds of $9,285,828 and we would be required to issue 23,237,692 shares of Common Stock. There can be no assurance, however, that any such options will be exercised.

In March 2017, a co-founder of the Company (including family members and trusts) relinquished voting and investment power over all securities of the Company they owned. The co-founder surrendered his options to purchase 7,000,000 shares of Common Stock for forfeiture and cancellation, and sold the shares owned by his IRA.

2015 Note Financing and Warrants to Purchase Common Stock

During 2015, the Company issued two-year secured promissory notes to third party lenders in an aggregate principal amount of $5,147,525, or the Note Financing. As of September 30, 2017, the Company had repaid $1,060,000 of principal outstanding under such notes. The secured promissory notes are due on various dates between January 31 and November 30, 2017. Prior to the maturity dates of the notes, the Company exercised its option to extend the maturity dates six months pursuant to the provisions of such notes. Any subsequent extension requires the consent of the noteholders. The notes bear interest at an annual rate of 9%, payable monthly in arrears. The note obligations are secured by a lien on all assets of the Company. On September 1, 2016, holders of $884,700 of principal amount of the notes exchanged their notes for 884,700 shares of Common Stock, thereby reducing the principal amount outstanding under the notes to $3,195,325.

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

Going Concern

As of September 30, 2017, we had working capital of $2.6 million and stockholders’ equity of approximately $3.2 million. During the nine months ended September 30, 2017, we incurred a net loss attributable to holders of our Common Stock of approximately $21.6 million. Of the $21.6 million loss incurred for the nine months ended September 30, 2017, approximately $15.7 million is attributable to non-cash stock-based compensation expense, and another $1.2 million is related to non-cash consulting expense discussed above. The foregoing non-cash expenses had no impact on our cash flows during the nine months ended September 30, 2017. Stock-based compensation expense represents the amortization of the fair market value of stock options granted over their respective vesting period. The fair market value for both items is determined using the Black-Scholes model. Because some of these stock options were granted to non-employees, ASC 505 also require that we remeasure the fair market value of each of these options for each interim vesting period based on the market value of our stock on the interim vesting date. Therefore, the expense associated with these options is sensitive to changes in our stock price.

We have not generated any material revenues and have incurred net losses since inception. Our recurring operating losses and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements as of December 31, 2016 and 2015 and for the years then ended with respect to this uncertainty. However, on June 9, 2017, we completed our offering under Regulation A. We sold 2,852,275 shares of Common Stock for gross proceeds of $14,261,375, of which $1,711,365 was paid to the selling stockholders for 342,273 shares they sold in the offering. Based on our management’s plans and the significant capital raised, that substantial doubt has been alleviated.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
Consolidated Statements of Cash Flow Data:
Cash flows used in operating activities	$(4,656)	$(2,107)
Cash flows used in investing activities	(474)	(369)
Cash flows provided by (used in) financing activities	8,787	(324)
Increase (decrease) in cash and cash equivalents	$3,657	$(2,800)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation and warrant amounts. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the nine months ended September 30, 2017 was $4.7 million, as a result of a net loss of $21.6 million, stock-based compensation of $15.7 million, other non-cash charges of $1.4 million, and changes in operating assets and liabilities that used $152,241 in cash. Inventory increased by $390,000, accrued liabilities increased by $226,225, accounts payable increased by $75,716, other current assets increased by $59,202, and other non-current assets increased by $4,980.

Net cash used in operating activities during the nine months ended September 30, 2016 was $2.1 million, as a result of a net loss of $9.2 million, stock-based compensation of $6.9 million, other non-cash charges of $463,248, and changes in operating assets and liabilities that used $336,797 in cash.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $593,573. This was due to the acquisition of property and equipment relating to the lease of our new office facility, and issuing a note to a third party. See Notes 4 and 8 to the unaudited consolidated financial statements contained in this report.

Net cash used in investing activities during the nine months ended September 30, 2016 was $368,939. This was primarily due to the acquisition of $358,939 of property and equipment and a $10,000 investment in Silicon Turbine Solutions.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $8.8 million. This is due to net proceeds of $12.6 million received from the closing of our offering under Regulation A, a $2.6 million repayment of notes payable principal and related accrued and unpaid interest, and net notes payable proceeds of $500,000. This is reduced by payments for costs related to our offering under Regulation A of $1.7 million. See Note 5 to the unaudited consolidated financial statements contained in this report.

Net cash used by financing activities during the nine months ended September 30, 2016 was $324,219. This is due to net proceeds of $187,827 from sales of capital stock, $54,000 paid for a stock rescission, notes payable proceeds of $42,160, and to a $7,500 repayment of notes payable principal, reduced by payments for costs related to our offering under Regulation A of $492,706.

Contractual Obligations

Except as set forth below, during the nine months ended September 30, 2017, there were no material changes in our contractual obligations and commitments.

During the three months ended September 30, 2017, we entered into a lease for our corporate office space in Corona, California, to serve as our corporate headquarters. The lease is for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease is $568,912. The total amount due monthly is $7,600 at commencement and will escalate to $10,560 by its conclusion. Additionally, the lease includes five months in which no rent payment is due.

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

We will retain our EGC status until the first to occur of: (i) the end of the fiscal year in which the fifth anniversary of the completion of our initial public offering occurs, (ii) the end of the fiscal year in which our annual revenues exceed $1 billion, (iii) the date on which we issue more than $1 billion in non-convertible debt during any three-year period or (iv) the date on which we qualify as a “large accelerated filer.”

Critical Accounting Policies Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

There have been no material changes to the critical accounting policies disclosed in the Company’s Form 1-A, which was declared qualified by the Securities and Exchange Commission, or SEC, on April 25, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to the material weaknesses in internal control over financial reporting which existed since December 31, 2016. Specifically, these material weaknesses are as follows: (1) limited segregation of duties; (2) lack of system in place to keep appropriate records for expenses incurred, specifically for operations in China; and (3) need for training and expertise to account for complex equity transactions, which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely. The Company has not conducted an evaluation of the effectiveness of internal control over financial reporting. We will be required to assess internal control over financial reporting for the year ending December 31, 2018, and report any material weaknesses in such internal control, but we intend to address this issue prior to such date.

Effective June 9, 2017, we added three independent directors to our Board to replace three employee directors. We created concurrently three committees of the Board, including an audit committee, on which the three independent directors serve. There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed with the SEC on June 19, 2017.

We may face risks associated with our international business.

We plan to develop our business internationally, including the pursuit of certain opportunities in China through our wholly-owned subsidiary, ADOMANI China. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, would subject us to extensive United States, European Economic Area and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws would be costly and may expose us to penalties for non-compliance. If we are successful in developing our international activities, we expect that such operations would be subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;

•	having to comply with various United States and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977 and anti-money laundering laws;

•	differing regulatory requirements for obtaining clearances or approvals to market our products;

•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;

•	fluctuations in foreign currency exchange rates;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	imposition of differing labor laws and standards;

•	economic, political or social instability in foreign countries and regions;

•	an inability, or reduced ability, to protect our intellectual property, including our patented zero-emission drivetrain design, including any effect of compulsory licensing imposed by government action; and

•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

While we plan to expand into other markets in the future, our expansion plans may not be realized, or if realized, may not be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.

If we are unable to implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may be negatively affected.

As a public company, we will not be required to comply with the requirements to assess and report on internal control over financial reporting until the filing of our annual report for the year ending December 31, 2018. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2018, provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. While we have not conducted an evaluation of our the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, in connection with its audit of our financial statements for the fiscal year ended December 31, 2016, our independent registered public accounting firm identified material weaknesses in our internal controls that are standard for companies of our size, including limited segregation of duties and lack of systems in place to keep appropriate records for expenses incurred, specifically regarding operations in China. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. As of September 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective due to the presence of such material weaknesses in our internal controls. Due to our size, we rely heavily on key management for day-to-day operations and internal controls, and our size and correspondingly limited resources give rise to additional internal control weaknesses, including our disclosure controls.

If we fail to remediate our material weaknesses or find additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process may be time consuming, costly, and complicated. While we have taken steps to remediate our material weaknesses, if we fail to remediate our material weaknesses or find additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ADOMANI, INC.

Date: November 13, 2017	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Office Lease, dated July 11, 2017, by and between HGN Corona Partners, LLC and the Company	S-1	333-220983	10.14	10/16/2017

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

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

