Form 10-Q
period 2018-03-31
ADOMANI, INC.
filed 2018-05-10
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

The number of shares outstanding of the Registrant’s only class of common stock as of May 10, 2018 was 71,737,597.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Part I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in greater detail, particularly in Part I, Item 2. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II. Item 1A (Risk Factors) of this Quarterly Report. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report on Form 10-Q to “ADOMANI,” “Company,” “we,” “our,” and “us” refer to ADOMANI, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,199	$2,446
Accounts receivable	464	-
Notes receivable, net	1,000	1,000
Inventory, net	210	225
Other current assets	1,658	778
Total current assets	11,531	4,449
Property and equipment, net	482	487
Other non-current assets	368	386
Total assets	$12,381	$5,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$176	$30
Accrued liabilities	904	514
Notes payable, net	-	2,149
Total current liabilities	1,080	2,693

Long-term liabilities
Other non-current liabilities	271	289
Total liabilities	1,351	2,982

Commitments and contingencies

Stockholders' equity:
Preferred stock, 100,000,000 authorized $0.00001 par value none issued and outstanding, respectively	-	-
Common stock, 2,000,000,000 authorized $0.00001 par value, 71,737,597 and 68,070,930 issued and outstanding, respectively	1	1
Additional paid-in capital	58,083	45,316
Accumulated deficit	(47,054)	(42,977)
Total stockholders' equity	11,030	2,340
Total liabilities and stockholders' equity	$12,381	$5,322

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales	$464	$-
Cost of sales	479	-
Gross profit (loss)	(15)	-
Operating expenses:
General and administrative	3,917	1,297
Consulting	47	19
Research and development	156	59
Total operating expenses, net	4,120	1,375
Loss from operations	(4,135)	(1,375)

Other income (expense):
Interest expense, net	(5)	(215)
Other income (expense)	66	26
Total other income (expense)	61	(189)

Loss before income taxes	(4,074)	(1,564)
Income tax expense	(3)	(2)
Net loss	$(4,077)	$(1,566)

Net loss per share to common stockholders:
Basic and diluted	$(0.06)	$(0.02)

Weighted shares used in the computation of net loss per share:
Basic and diluted	71,370,930	63,121,402

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340

Common stock issued for cash	3,666,667	-	11,000		11,000
Offering costs netted against proceeds from common stock issued for cash	-	-	(1,197)		(1,197)
Stock based compensation	-	-	2,964		2,964
Net loss	-	-		(4,077)	(4,077)
Balance, March 31, 2018	71,737,597	$1	$58,083	$(47,054)	$11,030

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	(4,077)	(1,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	3
Accretion of discount on note receivable	-	(25)
Amortization of debt discount	-	109
Stock based compensation expense	2,964	606
Loss on write-down of property and equipment, net	15	-
Gain on disposal of property and equipment	-	(1)
Changes in assets and liabilities:
Accounts receivable	(464)	-
Other current assets	(956)	(7)
Other non-current assets	18	3
Accounts payable	146	168
Accrued liabilities	390	(31)
Other non-current liabilities	(18)	-
Net cash used in operating activities	(1,974)	(741)

Cash flows from investing activities:
Purchase of property and equipment, net	(3)	(35)
Net cash used in investing activities	(3)	(35)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	-
Proceeds from issuance of debt, net of issuance costs	-	500
Principal repayments of debt	(2,149)	(10)
Payments for deferred offering costs	(1,121)	(188)
Net cash provided by financing activities	7,730	302

Net change in cash and cash equivalents	5,753	(474)
Cash and cash equivalents at the beginning of the period	2,446	938

Cash and cash equivalents at the end of the period	$8,199	$464

Supplemental cash flow disclosures:
Cash paid for interest expense	$5	$96
Cash paid for income taxes	$-	$-

Non-cash transactions:
Common stock issued due to debt conversion	$-	$726
Deferred offering costs reclassified to equity	$76	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) is a provider of zero-emission electric and hybrid vehicles and replacement drivetrains that is focused on reducing the total cost of vehicle ownership. The Company’s drivetrain systems are designed to help fleet operators unlock the benefits of green technology and address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. The Company’s designs and causes to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., School Bus Sales of California, Inc., and Zero Emission Truck and Bus Sales of Arizona, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs that are supported by little or no market data and that require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Revenue Recognition—The Company recognizes revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles and from contracting to provide engineering services. In May 2014, the FASB issued new accounting guidance, ASC Topic 606, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

The adoption of ASC Topic 606 did not result in a cumulative impact on the Company as of January 1, 2018 and the application of ASC Topic 606 had no impact on its statement of operations for the three months ended March 31, 2018.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Recent Accounting Pronouncements—Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

3. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Furniture and fixtures	$41,799	$38,540
Leasehold improvements	11,638	11,638
Computers	53,704	53,704
Vehicles	-	-
Test/Demo vehicles	407,612	407,612
Total property and equipment	514,753	511,494
Less accumulated depreciation	(32,664)	(24,427)
Net property and equipment	$482,089	$487,067

Depreciation expense was $8,237 and $2,831 for the three months ended March 31, 2018 and 2017, respectively.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company may seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties agreed to extend the maturity date of the note to June 30, 2018. The note, as amended, is subject to an extension fee of $25,000 due no later than the maturity date.

The Company loaned an additional $500,000 to another unaffiliated third party in the zero-emissions technology industry in December 2016. This note is subject to monthly interest of $10,000 and was originally scheduled to mature on December 31, 2017. In January 2018, the parties agreed to extend the maturity of the note to April 30, 2018, and in April 2018, the parties agreed to further extend the maturity date of the note until June 30, 2018. The note, as amended, is subject to monthly interest of $10,000 and an extension fee of $50,000 due no later than the June 30, 2018 maturity date. The $50,000 extension fee is in lieu of the $25,000 extension fee required by the prior January 2018 amendment to the note (see Note 10).

5. Debt

On January 10, 2018, upon the Company’s receipt of the proceeds from its follow-on offering (described in Note 6), the Company repaid all remaining principal and any accrued and unpaid interest outstanding under the Company’s 9% secured notes, originally issued during 2015.

Details of notes payable at March 31, 2018 and December 31, 2017 are as follows:

	As of March 31,	As of December 31,
	2018	2017
Notes Payable
Principal amount outstanding	-	2,149,000
Cumulative discount for finance charges incurred	-	(514,753)
Cumulative discount for warrant	-	(349,042)
Cumulative discount for 9% notes	-	(50,000)
Cumulative amortization of finance charges	-	514,753
Cumulative amortization of warrant expense	-	349,042
Cumulative amortization of 9% notes	-	50,000
Subtotal of notes payable	-	2,149,000
Total of debt	$-	$2,149,000

6. Common Stock

On January 9, 2018, the Company consummated the closing of a follow-on offering of units, each consisting of one share of common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $4.50. The Company sold an aggregate of 3,666,667 units for aggregate gross proceeds of approximately $11.0 million. Net proceeds received after deducting commissions, expenses and fees of approximately $1.2 million amounted to approximately $9.8 million. Under the terms of the underwriting agreement executed in connection with the follow-on offering, the Company issued to Boustead Securities, LLC and to Roth Capital Partners, LLC warrants to purchase an aggregate of 256,667 shares of common stock. The warrants to purchase 256,667 shares of common stock were valued using the Black-Scholes method, resulting in a fair market value of $598,737. The assumptions used in the valuation of the warrants included the term of five years, the exercise price of $3.75 per share, volatility of 92.20% and a risk-free interest rate of 2.13%. The fair value of the warrants was recorded as offering costs and netted against additional paid-in capital during the three months ended March 31, 2018.

7. Stock Warrants

As of March 31, 2018, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock, consisting of the following. The Company’s stock warrant activity for the three months ended March 31, 2018 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2017	1,799,659	$4.42	3.87
Granted	5,756,664	$4.47
Forfeited
Outstanding at March 31, 2018	7,556,323	$4.45	4.52

Exercisable at March 31, 2018	7,299,656	$4.48	4.50

As of March 31, 2018, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, these were unexercisable as of March 31, 2018 and through the date of this Quarterly Report. As of March 31, 2018, outstanding options to purchase an aggregate of 15,150,000 shares of common stock are attributable to Mr. Monfort.

In March 2018, the Company determined that certain non-employees, to whom it previously granted options, were no longer providing services for the Company. As a result, the Company canceled unvested options to purchase 297,694 shares of common stock, effective February 28, 2018. Because of this cancellation, and in accordance with GAAP, the Company reversed $423,308 of previously recorded expense with respect to these unvested options.

Stock option activity for the three months ended March 31, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2017	30,375,000	$1.33	4.0
Granted	-
Exercised
Canceled/Forfeited	(297,694)
Outstanding at March 31, 2018	30,077,306	$1.34	3.7

Exercisable at March 31, 2018	10,897,776	$1.26	4.0

Stock-based compensation expense was approximately $3.0 million and $606,216 for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of March 31, 2018, the Company expects to recognize $25.1 million of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.9 years.

As of March 31, 2018, the outstanding options have an intrinsic value of approximately $28.6 million.

9. Commitments

Employment Agreements—We had previously entered into an employment agreement with our former Chief Technology Officer, Edward R. Monfort, with an effective date of June 1, 2016. The term of the employment agreement was two years, with an annual base salary of $120,000. Additionally, we agreed to pay up to $7,000 per month for invoiced expenses relating to research and development to ELO, LLC, which is owned by Mr. Monfort, as well as up to $3,000 per month for services to another consultant selected by Mr. Monfort. Effective as of March 6, 2018, we terminated our employment agreement with Mr. Monfort.

Operating Leases—In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired February 28, 2018 and the Company executed a new 10-month lease in March 2018. The total amount due under the lease is $4,730 and the lease period is from March 1, 2018 through December 31, 2018.

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

Other Agreements—In 2015, the Company entered into a contract with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The initial term of this contract was December 1, 2015 through November 30, 2016. On November 21, 2016, the parties renewed the agreement through November 30, 2017. On November 7, 2017, the Company renewed the agreement through November 30, 2018. Fees for these services are $8,000 per month. The contract can be terminated by either party with 30-days’ advance notice.

The following table summarizes our future minimum payments under contractual commitments, excluding debt, as of March 31, 2018:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	572,409	101,457	234,984	235,968	-
Employment contracts	1,090,000	440,000	500,000	150,000	-
Total	1,662,409	541,457	734,984	385,968	-

10. Subsequent Events

Effective May 2, 2018, the Company secured a line-of-credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30 day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations in whole or in part. The line is secured by the assets maintained by the Company in Morgan Stanley accounts, which were approximately $7.5 million at May 2, 2018, and borrowings under the line may not exceed 95% of such assets, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s account, the maturity dates of the securities in the account and the credit quality of the underlying insurers. On May 3, 2018, the Company drew down $400,000 on the line of credit.

By mutual consent, on April 25, 2018, the Company agreed to extend the maturity date of the note issued to the unaffiliated third party in the zero-emissions technology industry until June 30, 2018 (see Note 4). In exchange for extending the maturity date, the borrower agreed to pay the Company an extension fee of $50,000 due no later than the June 30, 2018 maturity date. The $50,000 extension fee is in lieu of the $25,000 extension fee required by a prior amendment to the note in January 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Cautionary Statement Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report, particularly in Part II. Item 1A. “Risk Factors,” below.

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

We design and cause to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design and cause to be designed patented conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems. The hybrid drivetrain systems are available in both an assistive hybrid format and a full-traction format for use in private and commercial fleet vehicles of all sizes. We seek to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside original equipment manufacturer (“OEM”) partners, but to be marketed, sold, warrantied and serviced through our developing distribution and service network.

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

We have generated minimal revenue from inception through March 31, 2018. We generated $425,000 in the fourth quarter of 2017 and $463,731 for the three months ended March 31, 2018. For the years ended December 31, 2017 and 2016, our net losses were $21.9 million and $10.7 million, respectively. For the three months ended March 31, 2018 and 2017, our net losses were $4.1 million and $1.6 million, respectively.

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

Investment in Growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission systems; design and develop our drivetrains and their components and coordinate the manufacturing thereof; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Zero-emission electric and hybrid drivetrain experience. Our dealer and service network is not currently established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric and hybrid drivetrain experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that use our technology are based on a different platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

Market Growth. We believe the market for all-electric and hybrid solutions for alternative fuel technology, and all-electric and hybrid vehicles in particular, will continue to grow as more purchases of new zero emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability or the amounts of such assistance to our customers.

Revenue Growth from Additional Products. We seek to add to our product offerings additional zero-emission vehicles of all sizes manufactured by outside OEM partners, to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this Quarterly Report.

Revenue Growth from Additional Geographic Markets. We believe that growth opportunities for our products exist internationally in addition to domestically, and through our wholly-owned subsidiary Adomani (Nantong) Automotive Technology Co. Ltd. (“ADOMANI China”), we will be pursuing international growth as well. Our future performance will depend in part upon the growth of these additional markets. Accordingly, our business and operating results will be significantly affected by our ability to timely enter and effectively address these emerging markets and the speed with which and extent to which demand for our products in these markets grows.

Components of Our Results of Operations

Sales

Sales are recognized from the sales of advanced zero-emission electric and hybrid drivetrain systems for fleet vehicles and from contracting to provide engineering services. Sales are recognized in accordance with ASC Topic 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

Cost of Sales

Cost of sales includes those costs related to the development, manufacture, and distribution of our products. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our products; and other associated costs. Cost of sales for long-term contracts are recognized proportionate to the prescribed gross profit of each contract. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage.

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

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made.

Results of Operations

The following table compares operating data for the three months ended March 31, 2018 and 2017:

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net sales	$464	$-
Cost of sales	479	-
Gross profit	(15)	-
Operating expenses:
General and administrative [1]	3,917	1,297
Consulting	47	19
Research and development	156	59
Total operating expenses, net	4,120	1,375
Loss from operations	(4,135)	(1,375)

Other income (expense):
Interest expense, net	(5)	(215)
Other income (expense)	66	26
Total other income (expense)	61	(189)

Loss before income taxes	(4,074)	(1,564)
Income tax expense	(3)	(2)
Net loss	$(4,077)	$(1,566)

Net loss per share to common stockholders:
Basic and diluted	$(0.06)	$(0.02)

Weighted shares used in the computation of net loss per share:
Basic and diluted	71,370,930	63,121,402

[1]   Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
General and administrative expenses	2,964	606
Total stock-based compensation expense	2,964	606

Sales

Sales were $463,731 and $0 for the three months ended March 31, 2018 and 2017, respectively. All sales for the three months ended March 31, 2018 were related to a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation for which we were selected to provide products and services. Sales are recognized in accordance with ASC Topic 606, as discussed in Note 2 of the unaudited consolidated financial statements included in this Quarterly Report.

Cost of Sales

Cost of sales was $478,731 and $0 for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, we recorded $463,731 in cost of sales with respect to the DOE grant described in “Sales” above. The additional $15,000 in cost of sales during the three months ended March 31, 2018 related to a write-down of inventory recorded during the period.

General and Administrative Expenses

General and administrative expenses consist primarily of the following:

•	personnel-related expenses, including stock-based compensation costs;

•	costs related to investor relations activities;

•	sales and marketing-related expenses; and

•	other expenses relating to the operations of the Company.

General and administrative expense was $3.9 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to an increase in stock-based compensation expense of $2.4 million for the three months ended March 31, 2018 as compared to the prior year period, which related to certain stock options granted in June 2017 (see “Options to Purchase Common Stock” below and Note 8 to the unaudited consolidated financial statements included in this Quarterly Report), as well as the requirement to remeasure non-employee stock options, as required by ASC Topic 718 and ASC Topic 505. We anticipate that stock-based compensation expense will continue to increase as we expand our infrastructure in order to generate more substantial revenue.

Other increases in the current year period over the prior year period include payroll-related expenses, legal and professional fees, investor relations expenses, taxes and licenses expense, insurance, rent, and travel, which increased by a total of $342,779, offset by decreases in advertising and marketing and other general and administrative expenses of $79,995. The increases are primarily due to the hiring of additional staff, as well as to the incurrence of certain costs associated with our becoming a public company in June 2017.

Consulting Expenses

Consulting expense was $47,181 and $19,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in the current year period is due to an increase in required payments to various consultants for this period.

Research and Development Expenses

Research and development expense was $155,933 and $58,621 for the three months ended March 31, 2018 and 2017, respectively. The increase in the current year period is due to our engagement of a firm to develop bus and truck drivetrain prototypes for us.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offering of common stock under Regulation A in June 2017, we financed our operations and capital expenditures through the issuance of equity capital, convertible notes and notes payable. A significant portion of this funding was provided by affiliated stockholders, although we also raised significant equity capital in late 2015, and we raised the majority of our previously outstanding convertible notes in 2015 from non-affiliated third parties. On January 9, 2018, we completed a public offering of 3,666,667 units for net proceeds, after deducting commissions, expenses and fees of approximately $1.2 million, of approximately $9.8 million.

As of March 31, 2018, we had cash and cash equivalents of $8.2 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. While we have generated minimal revenues to date and do not expect to be able to satisfy our cash requirements solely through product sales in the near future, we received purchase orders for six zero-emission electric school buses and two zero-emission electric drivetrains in the second half of 2017, and orders for an additional 11 zero-emission electric drivetrains in the first quarter of 2018. We recorded revenue of $425,000 in the fourth quarter of 2017 and $463,731 in the first quarter of 2018.

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

Debt

As of March 31, 2018, we have no debt, as we repaid the $2,149,000 secured notes payable outstanding as of December 31, 2017 in January 2018.

Regulation A Offering

On June 9, 2017, we completed an offering of common stock under Regulation A. We sold 2,852,275 shares of common stock for gross proceeds of $14,261,375, of which $1,711,365 was paid to the selling stockholders for 342,273 shares they sold in the offering.

Follow-On Public Offering

On January 9, 2018, we completed a public offering of 3,666,667 units for net proceeds, after deducting commissions, expenses, and fees of approximately $1.2 million, of approximately $9.8 million. Each unit sold in the offering consisted of one share of our common stock and a warrant to purchase 1.5 shares of our common stock at an exercise price of $4.50.

Options to Purchase Common Stock

As of March 31, 2018, we had granted options to purchase 30,077,306 shares of common stock, net of cancellations discussed below and in Note 8 to the unaudited consolidated financial statements included in this Quarterly Report. As of March 31, 2018, 9,682,721 shares of common stock were issuable upon the exercise of options vested at such date at an exercise price of $0.10 per share, and 1,215,055 shares of common stock were issuable upon the exercise of options vested as at such date at an exercise price of $10.49 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of $13,714,196 and we would be required to issue 10,897,776 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of March 31, 2018 and through the date of this Quarterly Report. As of March 31, 2018, outstanding options to purchase an aggregate of 15,150,000 shares of common stock are attributable to Mr. Monfort, as discussed in Note 8 to the unaudited consolidated financial statements included in this Quarterly Report.

In March 2018, we determined that certain non-employees, to whom we previously granted options, were no longer providing services for us. As a result, we canceled unvested options to purchase 297,694 shares of common stock, effective February 28, 2018. Because of this cancellation, and in accordance with GAAP, we reversed $423,308 of expense previously recorded with respect to these unvested options.

Credit Facilities

As of March 31, 2018, we did not have any conventional credit facilities or other access to bank credit. If we believe that making an acquisition is appropriate, or see that sales of product are more rapidly using working capital than anticipated, we may seek to obtain additional borrowing capacity under a credit facility to address these issues.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Consolidated Statements of Cash Flow Data:
Cash flows used in operating activities	$(1,974)	$(741)
Cash flows used in investing activities	(3)	(35)
Cash flows provided by (used in) financing activities	7,730	302
Increase (decrease) in cash and cash equivalents	$5,753	$(474)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation amounts. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the three months ended March 31, 2018 was $2.0 million, as a result of a net loss of $4.1 million, stock-based compensation of $3.0 million, other non-cash charges of $23,237, and changes in operating assets and liabilities that used $883,606 in cash. Other current assets increased by $955,992, accounts receivable increased by $463,731, accrued liabilities increased by $390,487, accounts payable increased by $145,653, other non-current liabilities decreased by $17,625, and other non-current assets decreased by $17,602.

Net cash used in operating activities during the three months ended March 31, 2017 was $740,877, as a result of a net loss of $1.6 million, stock-based compensation of $606,216, other non-cash charges of $85,820, and changes in operating assets and liabilities that provided $132,843 in cash.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was $3,260. This was due to the acquisition of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2017 was $34,837. This was primarily due to the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $7.7 million. This is due to net proceeds of approximately $9.8 million received from the closing of our follow-on offering on January 9, 2018, offset by the $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Net cash provided by financing activities during the three months ended March 31, 2017 was $302,451. This is due to notes payable proceeds of $500,000 and a $10,000 repayment of notes payable principal, offset by payments for costs related to our offering under Regulation A of $187,549.

Contractual Obligations

Except as set forth below, during the three months ended March 31, 2018, there were no material changes in our contractual obligations and commitments.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer.

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

We believe that the assumptions and estimates associated with the preparation of the financial statement information presented in this Quarterly Report are not significant because we have not generated any substantial revenue. Therefore, we have not had to make assumptions or estimates related to a reserve for bad debt expense. As to future warranty costs to be incurred, we recorded a warranty reserve against 2017 revenue and will continue to evaluate the provision for such expenses in the future. These two items will have significant potential impact on our consolidated financial statements in the future. We also have no significant current litigation on which we have to provide reserves or estimate accruals and our investment to date in property, plant and equipment has not been significant. We therefore have not had to rely on estimates related to impairment. We have not generated any taxable income to date, so have not had to make any decisions about future profitability that would impact recording income tax expense. Assuming we are able to generate future profits by executing our business plan, these areas, among others, will most likely be our critical accounting policies and estimates.

We recognize revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles and from contracting to provide engineering services. In May 2014, the FASB issued new accounting guidance, ASC Topic 606, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605. The adoption of ASC Topic 606 did not result in a cumulative impact on us as of January 1, 2018 and the application of ASC Topic 606 had no impact on our statement of operations for the three months ended March 31, 2018.

We have early-adopted ASU No. 2016-02, “Leases (Topic 842)”. The amendment requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2018. Early application of this amendment is permitted for all entities. While we do not anticipate that, going forward, leases will be material to our balance sheet, we chose to early-adopt as of December 31, 2017 due to our entering into new leases during the year. These new leases are the only leases required to be included on our balance sheet under the new standard. Consequently, the adoption of the new lease standard did not have any impact to prior period information. Further, these leases are operating leases and, therefore, have no income statement impact resulting from the adoption of this standard.

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Fair Value Measurement

The carrying values of our financial instruments, including cash, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. FASB ASC Topic 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, and which require the reporting entity to develop its own assumptions.

We do not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)

We are an “emerging growth company” (“EGC”), as defined in the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for EGCs. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC we are not required to, among other things, (i) being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (ii) not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, (iii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iv) reduced disclosure obligations regarding executive compensation or (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOMANI, INC.

Date: May 10, 2018	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Common Stock Purchase Warrant	8-K	001-38078	4.1	1/8/2018

4.2	Form of Placement Agent Warrant	8-K	001-38078	4.2	1/8/2018

10.1	Securities Purchase Agreement, dated January 5, 2018, by and among ADOMANI, Inc. and certain investors set forth therein	8-K	001-38078	10.1	1/8/2018

10.2	Form of Leak-Out Agreement, dated January 5, 2018	8-K	001-38078	10.2	1/8/2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

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

