Form 10-Q
period 2018-06-30
ADOMANI, INC.
filed 2018-08-09
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38078

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

The number of shares outstanding of the registrant’s only class of common stock as of August 6, 2018 was 72,503,376

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in greater detail, particularly in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report on Form 10-Q to “ADOMANI,” “Company,” “we,” “our,” and “us” refer to ADOMANI, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,670	$2,446
Accounts receivable	1,199	-
Notes receivable	1,000	1,000
Inventory, net	-	225
Other current assets	2,796	778
Total current assets	12,665	4,449
Property and equipment, net	153	487
Other non-current assets	350	386
Total assets	$13,168	$5,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$607	$30
Accrued liabilities	805	514
Notes payable, net	-	2,149
Line of credit	1,800	-
Total current liabilities	3,212	2,693

Long-term liabilities
Other non-current liabilities	253	289
Total liabilities	3,465	2,982

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value none issued and outstanding, respectively	-	-
Common stock, 350,000,000 authorized $0.00001 par value, 72,503,376 and 68,070,930 issued and outstanding, respectively	1	1
Additional paid-in capital	60,940	45,316
Accumulated deficit	(51,238)	(42,977)
Total stockholders' equity	9,703	2,340
Total liabilities and stockholders' equity	$13,168	$5,322

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales	$744	$-	$1,208	$-
Cost of sales	722	-	1,201	-
Gross profit	22	-	7	-
Operating expenses:
General and administrative	3,869	5,350	7,787	6,647
Consulting	48	2,143	95	2,163
Research and development	440	460	596	519
Total operating expenses, net	4,357	7,953	8,478	9,329
Loss from operations	(4,335)	(7,953)	(8,471)	(9,329)

Other income (expense):
Interest income (expense), net	52	(147)	105	(362)
Other income	99	22	108	49
Total other income (expense)	151	(125)	213	(313)

Loss before income taxes	(4,184)	(8,078)	(8,258)	(9,642)
Income tax expense	-	-	(3)	(2)
Net loss	$(4,184)	$(8,078)	$(8,261)	$(9,644)

Net loss per share to common stockholders:
Basic and diluted	$(0.06)	$(0.12)	$(0.12)	$(0.15)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,009,958	66,815,898	71,692,209	64,978,905

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340

Common stock issued for cash	3,666,667	-	11,000		11,000
Offering costs netted against proceeds from common stock issued for cash	-	-	(1,197)		(1,197)
Stock based compensation	-	-	5,744		5,744
Common stock issued for stock options exercised	765,779	-	77		77
Net loss	-	-	$-	(8,261)	(8,261)
Balance, June 30, 2018	72,503,376	$1	$60,940	$(51,238)	$9,703

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	(8,261)	(9,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	6
Accretion of discount on note receivable	-	(46)
Amortization of debt discount	-	130
Stock based compensation expense	5,744	5,044
Warrant issued for services	-	1,241
Loss on write-down of property and equipment	385	-
Gain on disposal of property and equipment	-	(1)
Write-down of inventory	15	-
Changes in assets and liabilities:
Inventory	210	(120)
Accounts receivable	(1,199)	-
Other current assets	(2,094)	(103)
Other non-current assets	36	3
Accounts payable	577	73
Accrued liabilities	290	9
Other non-current liabilities	(35)	-
Net cash used in operating activities	(4,316)	(3,408)

Cash flows from investing activities:
Purchase of property and equipment, net	(67)	(34)
Investment in note receivable, net	-	(500)
Net cash used in investing activities	(67)	(534)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	12,550
Proceeds from issuance of debt, net of issuance costs	-	500
Principal repayments of debt	(2,149)	(1,510)
Advances on line of credit	1,800	-
Proceeds from exercise of stock options	77	-
Payments for deferred offering costs	(1,121)	(1,668)
Net cash provided by financing activities	9,607	9,872

Net change in cash and cash equivalents	5,224	5,930
Cash and cash equivalents at the beginning of the period	2,446	938

Cash and cash equivalents at the end of the period	$7,670	$6,868

Supplemental cash flow disclosures:
Cash paid for interest expense	$8	$207
Cash paid for income taxes	$-	$-

Non-cash transactions:
Common stock issued due to debt conversion	$-	$726
Deferred offering costs reclassified to equity	$76	$838
Common stock issued for prepaid services rescinded	$-	$100
Common stock issued as offering costs	$-	$1,250
Warrants issued as offering costs	$-	$681

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) is a provider of zero-emission electric and hybrid vehicles and replacement drivetrains that is focused on reducing the total cost of vehicle ownership. The Company’s drivetrain systems are designed to help fleet operators unlock the benefits of green technology and address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. The Company designs and causes to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of June 30, 2018 and for the six months ended June 30, 2018 and 2017 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition—The Company recognizes revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles and from contracting to provide related engineering services. In May 2014, the FASB issued new accounting guidance, ASC Topic 606, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

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

The adoption of ASC Topic 606 did not result in a cumulative impact on the Company as of January 1, 2018 and the application of ASC Topic 606 had no impact on its statement of operations for the six months ended June 30, 2018.

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

Recent Accounting Pronouncements—In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of ASC Topic 606. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

3. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Furniture and fixtures	$41,799	$38,540
Leasehold improvements	11,638	11,638
Computers	53,704	53,704
Vehicles	64,099	-
Test/Demo vehicles	22,548	407,612
Total property and equipment	193,788	511,494
Less accumulated depreciation	(40,900)	(24,427)
Net property and equipment	$152,888	$487,067

Depreciation expense was $16,473 and $6,086 for the six months ended June 30, 2018 and 2017, respectively, and $8,236 and $3,255 for the three months ended June 30, 2018 and 2017. During June 2018, the Company determined that a test/demonstration vehicle will not be further utilized for its intended purpose, thereby affecting future benefits from the asset, and, as such, in June 2018, the Company recognized a loss on write-down of property and equipment of $385,065 relating to the vehicle. The write-down was recorded to research and development expense, as the asset was used as part of research and development activities.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company may seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties agreed to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000 due no later than the September 30, 2018 maturity date. The $35,000 extension fee is in lieu of the $25,000 extension fee required by the February 2018 amendment to the note. Per the terms of the note, as amended, the noteholder was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such payments on July 6, 2018.

The Company loaned an additional $500,000 to another unaffiliated third party in the zero-emissions technology industry in December 2016. This note is subject to monthly interest of $10,000 and was originally scheduled to mature on December 31, 2017. In January 2018, the parties agreed to extend the maturity of the note to April 30, 2018, and in April 2018, the parties agreed to further extend the maturity date of the note until June 30, 2018. In June 2018, the parties agreed to further extend the maturity date of the note to September 30, 2018. The note, as amended, is subject to an extension fee of $55,000 due no later than the September 30, 2018 maturity date. The $55,000 extension fee is in lieu of the $50,000 extension fee required by the prior April 2018 amendment to the note.

5. Debt

On January 10, 2018, upon the Company’s receipt of the proceeds from its follow-on offering (described in Note 6), the Company repaid the $2,149,000 of remaining principal and accrued and unpaid interest outstanding under the Company’s 9% secured notes, originally issued during 2015.

Details of notes payable as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30,	As of December 31,
	2018	2017
Notes Payable
Principal amount outstanding	-	2,149,000
Cumulative discount for finance charges incurred	-	(514,753)
Cumulative discount for warrant	-	(349,042)
Cumulative discount for 9% notes	-	(50,000)
Cumulative amortization of finance charges	-	514,753
Cumulative amortization of warrant expense	-	349,042
Cumulative amortization of 9% notes	-	50,000
Subtotal of notes payable	-	2,149,000
Total of debt	$-	$2,149,000

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the assets maintained by the Company in its Morgan Stanley accounts, which were approximately $7.5 million as of June 30, 2018, and borrowings under the line may not exceed 95% of such assets, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of June 30, 2018, the principal amount outstanding under this line of credit was approximately $1.8 million, and the undrawn borrowing availability was $5.2 million.

6. Common Stock

On January 9, 2018, the Company consummated the closing of a follow-on offering of units, each consisting of one share of common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $4.50. The Company sold an aggregate of 3,666,667 units for aggregate gross proceeds of approximately $11.0 million. Net proceeds received after deducting commissions, expenses and fees of approximately $1.2 million amounted to approximately $9.8 million. Under the terms of the underwriting agreement executed in connection with the follow-on offering, the Company issued to Boustead Securities, LLC and Roth Capital Partners, LLC warrants to purchase an aggregate of 256,667 shares of common stock. The warrants to purchase 256,667 shares of common stock were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $598,737. The assumptions used in the valuation of the warrants issued to Boustead Securities, LLC and Roth Capital Partners, LLC included the term of five years, the exercise price of $3.75 per share, volatility of 92.20% and a risk-free interest rate of 2.13%. The fair value of these warrants was recorded as offering costs and netted against additional paid-in capital during the three months ended March 31, 2018.

During May and June 2018, certain non-employees exercised options to purchase an aggregate of 765,779 shares of common stock, for which the Company received aggregate gross proceeds of $76,578 (see Note 8).

7. Stock Warrants

As of June 30, 2018, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock, consisting of the following. The Company’s stock warrant activity for the six months ended June 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2017	1,799,659	$4.42	3.37
Granted	5,756,664	$4.47
Forfeited
Outstanding at June 30, 2018	7,556,323	$4.45	4.27

Exercisable at June 30, 2018	7,299,656	$4.48	4.25

As of June 30, 2018, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of June 30, 2018 and through the date of this Quarterly Report. As of June 30, 2018, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

In March 2018, the Company determined that certain non-employees, to whom it previously granted options, were no longer providing services to the Company. As a result, the Company canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to Company’s 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with GAAP, the Company reversed $423,308 of previously recorded expense with respect to such unvested options. During May and June 2018, certain non-employees exercised options to purchase an aggregate of 765,779 shares of common stock, for which the Company received aggregate gross proceeds of $76,578. In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and the Company agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, the Company agreed to further extend the exercise period of such option to August 31, 2018.

In April 2018, the Company’s board of directors granted to certain employees and directors options to purchase an aggregate of 655,000 shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan. The options vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal installments thereafter.  The exercise price for these options is $1.31 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $229,643. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 62% and a risk-free interest rate of 2.78%.

In June 2018, certain employees and directors agreed to voluntarily surrender options to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $10.49 per share previously issued to such individuals in March 2017 pursuant to the 2012 Plan. Neither the Company nor the holders of such options will have any further rights or obligations with respect to such options, or with respect to any shares of common stock that could have been purchased upon exercise of such options, and none of the holders of the options received any value from the Company in connection with such surrender. The Company recognized stock-based compensation expense relating to these options for the months of April and May 2018 and for 10 days for the month of June 2018, as these options vested monthly on the 10th of each month. No future stock-based compensation expense relating to these options will be recorded.

Stock option activity for the six months ended June 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2017	30,375,000	$1.33	4.0
Granted	655,000	1.31
Exercised	(765,779)
Canceled/Forfeited	(5,098,915)
Outstanding at June 30, 2018	25,165,306	$0.15	3.2

Exercisable at June 30, 2018	8,787,853	$0.10	3.4

Stock-based compensation expense was approximately $5.7 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of June 30, 2018, the Company expects to recognize approximately $1.28 million of stock-based compensation for the non-vested portion of outstanding options over a weighted-average period of 1.3 years.

As of June 30, 2018, the Company’s outstanding options have an intrinsic value of approximately $24.2 million, which includes the suspended options to purchase an aggregate of 14,297,902 shares of common stock that are attributable to Mr. Monfort.

9. Commitments

Employment Agreements—The Company had previously entered into an employment agreement with Mr. Monfort, with an effective date of June 1, 2016. The term of the employment agreement was two years, with an annual base salary of $120,000. Additionally, the Company agreed to pay up to $7,000 per month for invoiced expenses relating to research and development to ELO, LLC, which is owned by Mr. Monfort, as well as up to $3,000 per month for services to another consultant selected by Mr. Monfort. Effective as of March 6, 2018, the Company terminated its employment agreement with Mr. Monfort.

Operating Leases—In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired on February 28, 2018 and the Company executed a new 10-month lease in March 2018. The total amount due under the lease is $4,730 and the lease period is from March 1, 2018 through December 31, 2018.

In April 2017, the Company signed a lease for storage space in Phoenix, Arizona to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease was on a month-to-month basis, and the total amount due monthly was $500. The lease was terminated in April 2018.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of June 30, 2018:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	547,050	105,462	235,572	206,016	-
Employment contracts	980,000	440,000	440,000	100,000	-
Total	1,527,050	545,462	675,572	306,016	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Cautionary Statement Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report, particularly in Part II, Item 1A “Risk Factors,” below.

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

We have generated minimal revenue from inception through June 30, 2018. We generated sales revenue of $425,000 in the fourth quarter of 2017 and sales revenue of $1.2 million for the six months ended June 30, 2018. For the years ended December 31, 2017 and 2016, our net losses were $21.9 million and $10.7 million, respectively. For the six months ended June 30, 2018 and 2017, our net losses were $8.3 million and $9.6 million, respectively, and for the three months ended June 30, 2018 and 2017, our net losses were $4.2 million and $8.1 million, respectively.

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

Components of Results of Operations

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

General and Administrative Expenses

General and administrative expenses include all corporate and administrative functions that support our company, including personnel-related expense and stock-based compensation costs; costs related to investor relations activities; warranty costs, including product recall and customer satisfaction program costs; consulting costs; marketing-related expenses; and other expenses relating to our operations that cannot be included in cost of sales.

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

Results of Operations

The following table compares operating data for the three and six months ended June 30, 2018 to June 30,2017:

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	$744	$-	$1,208	$-
Cost of sales	722	-	1,201	-
Gross profit	22	-	7	-
Operating expenses:
General and administrative [1]	3,869	5,350	7,787	6,647
Consulting	48	2,143	95	2,163
Research and development	440	460	596	519
Total operating expenses, net	4,357	7,953	8,478	9,329
Loss from operations	(4,335)	(7,953)	(8,471)	(9,329)

Other income (expense):
Interest income (expense), net	52	(147)	105	(362)
Other income	99	22	108	49
Total other income (expense)	151	(125)	213	(313)

Loss before income taxes	(4,184)	(8,078)	(8,258)	(9,642)
Income tax expense	-	-	(3)	(2)
Net loss	$(4,184)	$(8,078)	$(8,261)	$(9,644)

Net loss per share to common stockholders:
Basic and diluted	$(0.06)	$(0.12)	$(0.12)	$(0.15)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,009,958	66,815,898	71,692,209	64,978,905

[1] Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
General and administrative expenses	2,780	4,438	5,744	5,044
Total stock-based compensation expense	2,780	4,438	5,744	5,044

Sales

Sales were $744,450 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0 for the six months ended June 30, 2018 and 2017, respectively. Sales for the three and six months ended June 30, 2018 consisted of products and services sold to Blue Bird Corporation and work performed under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation for which we were selected to provide products and services.

Cost of Sales

Cost of sales were $722,450 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0 for the six months ended June 30, 2018 and 2017, respectively. Cost of sales for the three months ended June 30, 2018 consisted of costs related to products and services sold to Blue Bird Corporation and work performed under the DOE grant discussed in “Sales” above. Cost of sales for the six months ended June 30, 2018 consisted of costs related to products and services sold to Blue Bird Corporation and work performed under the DOE grant discussed in “Sales” above as well as a $15,000 write-down of inventory carrying cost recorded during the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $1.5 million for the three months ended June 30, 2018 as compared to the prior-year period. This is primarily due to a decrease of $1.7 million in stock-based compensation expense. This decrease is due to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain non-employees in March 2017, as well as the requirement to remeasure non-employee stock options, as required by ASC Topic 718 and ASC Topic 505. Further, during the three months ended June 30, 2018, legal and professional fees, investor relations expenses, taxes and licenses expense, and other general and administrative expenses increased by $178,521 as compared to the prior-year period.

General and administrative expenses increased by $1.1 million for the six months ended June 30, 2018 as compared to the prior-year period. Payroll, legal and professional fees, travel expenses, investor relations expenses, taxes and licenses expense, insurance, stock-based compensation expense, and other general and administrative expenses increased by $1.2 million, offset by a decrease in advertising and marketing expense of $103,477. The decrease in stock-based compensation expense related to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain non-employees in March 2017.

Consulting Expenses

Consulting expenses decreased by $2.1 million for both the three and six months ended June 30, 2018 as compared to the prior-year periods. The decreases were primarily due to the issuance of a warrant to purchase 350,000 shares of common stock, which was valued at $1.2 million, and the payment of $800,000, in each case pursuant to the terms of a settlement agreement we entered into during the three months ended June 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $19,634 for the three months ended June 30, 2018, as compared to the prior-year period, due to the timing of certain advances made for research and development activity. Research and development expenses increased by $77,678 for the six months ended June 30, 2018, as compared to the prior-year period, due to expanded product development in 2018.

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

As of June 30, 2018, we had cash and cash equivalents of $7.6 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. While we have generated minimal revenues to date and do not expect to be able to satisfy our cash requirements solely through product sales in the near future, as of June 30, 2018, we had a backlog of six zero-emission electric school buses and 22 drivetrains, which consists of unfilled firm orders for products under signed contracts with customers.

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

Debt

As of June 30, 2018, we have no conventional debt outstanding, as we repaid the $2,149,000 secured notes payable outstanding as of December 31, 2017 in January 2018. Additionally, as of June 30, 2018 the principal amount outstanding under our line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”), was approximately $1.8 million, and the undrawn borrowing availability was $5.2 million. See “Credit Facilities” below.

Regulation A Offering

On June 9, 2017, we completed an offering of common stock under Regulation A. We sold 2,852,275 shares of common stock for gross proceeds of $14,261,375, of which $1,711,365 was paid to certain selling stockholders for 342,273 shares they sold in the offering.

Follow-On Public Offering

On January 9, 2018, we completed a public offering of 3,666,667 units for net proceeds, after deducting commissions, expenses, and fees of approximately $1.2 million, of approximately $9.8 million. Each unit sold in the offering consisted of one share of our common stock and a warrant to purchase 1.5 shares of our common stock at an exercise price of $4.50.

Options to Purchase Common Stock

As of June 30, 2018, we had outstanding options to purchase 25,165,306 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of June 30, 2018, 8,787,853 shares of common stock were issuable upon the exercise of options vested at such date at an exercise price of $0.10 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of $878,785 and we would be required to issue 8,787,853 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of June 30, 2018 and through the date of this Quarterly Report. As of June 30, 2018, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

In March 2018, we determined that certain non-employees, to whom we previously granted options, were no longer providing services to us. As a result, we canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to our 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with U.S. generally accepted accounting principles, we reversed $423,308 of previously recorded expense with respect to such unvested options. During May and June 2018, certain non-employees exercised options to purchase an aggregate of 765,779 shares of common stock, for which we received aggregate gross proceeds of $76,578. In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and we agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, we agreed to further extend the exercise period of such option to August 31, 2018.

In April 2018, our board of directors granted to certain employees and directors options to purchase an aggregate of 655,000 shares of common stock pursuant to our2017 Equity Incentive Plan. The options vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal installments thereafter.  The exercise price for these options is $1.31 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $229,643. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 62% and a risk-free interest rate of 2.78%.

In June 2018, certain employees and directors agreed to voluntarily surrender options to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $10.49 per share previously issued to such individuals in March 2017 pursuant to the 2012 Plan. Neither we nor the holders of such options will have any further rights or obligations with respect to such options, or with respect to any shares of common stock that could have been purchased upon exercise of such options, and none of the holders of the options received any value from us in connection with such surrender. We recognized stock-based compensation expense relating to these options for the months of April and May 2018 and for 10 days for the month of June 2018, as these options vested monthly on the 10th of each month. No future stock-based compensation expense relating to these options will be recorded.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the assets maintained by us in our Morgan Stanley accounts, which were approximately $7.5 million at June 30, 2018, and borrowings under the line may not exceed 95% of such assets, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of June 30, 2018, the principal amount outstanding under this line of credit was approximately $1.8 million, and the undrawn borrowing availability was $5.2 million.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018	June 30, 2017
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(4,316)	$(3,408)
Net cash used in investing activities	(67)	(534)
Net cash provided by financing activities	9,607	9,872
Increase in cash and cash equivalents	$5,224	$5,930

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation amounts. These numbers are further impacted by adjustments for other non-cash expenses.

Net cash used in operating activities increased by $907,864 to $4.3 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $3.4 million for the six months ended June 30, 2017. The increase in net cash used in operating activities was due to a decrease in net loss of $1.2 million, offset by a net increase in operating assets and liabilities that used $2.1 million, primarily due to deposits on the manufacture of drivetrains and timing of accounts receivable receipts.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 decreased by $466,293 to $67,359, as compared to $533,652 during the six months ended June 30, 2017. Net cash used in investing activities during the six months ended June 30, 2018 was due to the acquisition of property and equipment, whereas net cash used in investing activities during the six months ended June 30, 2017 was due to the acquisition of property and equipment and issuing a note to a third party.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 decreased by $265,235 to $9.6 million, as compared to $9.9 million during the six months ended June 30, 2017. Net cash provided by financing activities during the six months consisted of approximately $9.8 million in net proceeds from the closing of our follow-on offering on January 9, 2018, $1.8 million in proceeds received under our line of credit with Morgan Stanley and $76,578 in proceeds received from the exercise of stock options, offset by the $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Net cash provided by financing activities during the six months ended June 30, 2017 consisted of net proceeds of $12.6 million received from the closing of our offering under of common stock under Regulation A, a $1.5 million repayment of notes payable principal and related accrued and unpaid interest, and net notes payable proceeds of $500,000, offset by payments for costs related to our Regulation A offering of $1.7 million.

Contractual Obligations

Except as set forth below, during the six months ended June 30, 2018, there were no material changes in our contractual obligations and commitments.

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

We recognize revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles and from contracting to provide related engineering services. In May 2014, the FASB issued new accounting guidance, ASC Topic 606, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605. The adoption of ASC Topic 606 did not result in a cumulative impact on us as of January 1, 2018 and the application of ASC Topic 606 had no impact on our statement of operations for the six months ended June 30, 2018.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of Topic 606. We are currently evaluating the provisions of this guidance and assessing its impact on our financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. We do not currently face material market risks.

Interest Rate Risk

We are currently subject to interest rate risk in connection with borrowings under our line of credit with Morgan Stanley, which bears interest at variable rates. As of June 30, 2018, the principal amount outstanding under this line of credit was approximately $1.8 million, and the undrawn borrowing availability was $5.2 million. Based on the amounts outstanding under the line of credit at June 30, 2018, a hypothetical 10% adverse movement in 30-day LIBOR would increase our annual interest expense by approximately $180,000. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

Our cash and cash equivalents include cash in readily available checking and money market accounts. These investments are not dependent on interest rate fluctuations that may cause the principal amount of these investments to fluctuate, and we do not expect such fluctuation will have a material impact on our financial conditions.

Foreign Currency Exchange Rate Risk

The majority of our expenses are denominated in the U.S. dollar. As we continue our commercialization efforts internationally, we may generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which we expect to be denominated in Chinese Yuan. As a result, if and when the operations of ADOMANI China expand in the future, our revenue may be significantly impacted by fluctuations in foreign currency exchange rates. We may face risks associated with the costs of raw materials, primarily batteries, if and when we enter production. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales will be largely denominated in the same foreign currency, which may mitigate our foreign currency exchange risk exposure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADOMANI, INC.

Date: August 8, 2018	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

