Form 10-Q
period 2018-09-30
ADOMANI, INC.
filed 2018-10-24
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s only class of common stock as of October 23, 2018 was 72,732,292

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,811	$2,446
Accounts receivable	1,573	-
Notes receivable, net	300	1,000
Inventory, net	-	225
Other current assets	1,546	778
Total current assets	11,230	4,449
Property and equipment, net	145	487
Other non-current assets	533	386
Total assets	$11,908	$5,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,005	$30
Accrued liabilities	706	514
Notes payable, net	-	2,149
Line of credit	1,400	-
Total current liabilities	3,111	2,693

Long-term liabilities
Other non-current liabilities	236	289
Total liabilities	3,347	2,982

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, 350,000,000 authorized $0.00001 par value, 72,732,292 and 68,070,930 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	61,279	45,316
Accumulated deficit	(52,719)	(42,977)
Total stockholders' equity	8,561	2,340
Total liabilities and stockholders' equity	$11,908	$5,322

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales	$2,619	$-	$3,827	$-
Cost of sales	2,528	-	3,729	-
Gross profit	91	-	98	-
Operating expenses
General and administrative	1,533	11,716	9,320	18,363
Consulting	38	49	133	2,213
Research and development	45	38	641	557
Total operating expenses, net	1,616	11,803	10,094	21,133
Loss from operations	(1,525)	(11,803)	(9,996)	(21,133)

Other income (expense):
Interest income (expense), net	43	(47)	148	(362)
Other income (expense)	1	(116)	109	(113)
Total other income (expense)	44	(163)	257	(475)

Loss before income taxes	(1,481)	(11,966)	(9,739)	(21,608)
Income tax expense	-	(1)	(3)	(3)
Net loss	$(1,481)	$(11,967)	$(9,742)	$(21,611)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.18)	$(0.14)	$(0.33)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,607,881	68,070,930	72,000,787	66,020,773

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340

Common stock issued for cash	3,666,667	-	11,000		11,000
Offering costs netted against proceeds from common stock issued for cash	-	-	(1,197)		(1,197)
Stock based compensation	-	-	6,061		6,061
Common stock issued for stock options exercised	994,695	-	99		99
Net loss	-	-	$-	(9,742)	(9,742)
Balance, September 30, 2018	72,732,292	$1	$61,279	$(52,719)	$8,561

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	(9,742)	(21,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	11
Accretion of discount on note receivable	-	(46)
Amortization of debt discount	-	130
Provision for bad debt	200	-
Stock based compensation expense	6,061	15,653
Warrant issued for services	-	1,241
Loss on write-down of property and equipment	385	-
Gain on disposal of property and equipment	-	(1)
Write-down of inventory	15	-
Write-off of investment	-	120
Changes in assets and liabilities:
Inventory	210	(390)
Accounts receivable	(1,573)	-
Other current assets	(843)	(59)
Other non-current assets	53	(5)
Accounts payable	975	75
Accrued liabilities	191	226
Other non-current liabilities	(53)	-
Net cash used in operating activities	(4,093)	(4,656)

Cash flows from investing activities:
Purchase of property and equipment, net	(71)	(94)
Investment in note receivable, net	(200)	(500)
Proceeds from repayment of note receivable	500	-
Net cash provided by (used in) investing activities	229	(594)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	12,550
Proceeds from issuance of debt, net of issuance costs	-	500
Principal repayments of debt	(2,149)	(2,560)
Advances on line of credit	2,200	-
Principal repayments on line of credit	(800)	-
Proceeds from exercise of stock options	99	-
Payments for deferred offering costs	(1,121)	(1,703)
Net cash provided by financing activities	9,229	8,787

Net change in cash and cash equivalents	5,365	3,537
Cash and cash equivalents at the beginning of the period	2,446	938

Cash and cash equivalents at the end of the period	$7,811	$4,475

Supplemental cash flow disclosures:
Cash paid for interest expense	$26	$288
Cash paid for income taxes	$-	$-

Non-cash transactions:
Common stock issued due to debt conversion	$-	$726
Deferred offering costs reclassified to equity	$76	$838
Common stock issued for prepaid services rescinded	$-	$100
Common stock issued as offering costs	$-	$1,250
Warrants issued as offering costs	$-	$681

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The adoption of ASC Topic 606 did not result in a cumulative impact on the Company as of January 1, 2018 and the application of ASC Topic 606 had no impact on its statement of operations for the nine months ended September 30, 2018.

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

3. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$41,799	$38,540
Leasehold improvements	11,638	11,638
Computers	53,704	53,704
Vehicles	67,299	-
Test/Demo vehicles	22,548	407,612
Total property and equipment	196,988	511,494
Less accumulated depreciation	(52,006)	(24,427)
Net property and equipment	$144,982	$487,067

Depreciation expense was $11,106 and $4,430 for the three months ended September 30, 2018 and 2017, respectively, and $27,579 and $10,108 for the nine months ended September 30, 2018 and 2017. During June 2018, the Company determined that a test/demonstration vehicle would not be further utilized for its intended purpose, thereby affecting future benefits from the asset, and, as such, in June 2018, the Company recognized a loss on write-down of property and equipment of $385,065 relating to the vehicle. The write-down was recorded to research and development expense, as the asset was used as part of research and development activities.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties agreed to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000 due no later than the September 30, 2018 maturity date. The $35,000 extension fee is in lieu of the $25,000 extension fee required by the February 2018 amendment to the note. Per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. The borrower failed to pay the $500,000 principal, along with unpaid and accrued extension fees of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by the unaffiliated third party.

The Company loaned an additional $500,000 to another unaffiliated third party in the zero-emissions technology industry in December 2016. This note is subject to monthly interest of $10,000 and was originally scheduled to mature on December 31, 2017. In January 2018, the parties agreed to extend the maturity of the note to April 30, 2018, and in April 2018, the parties agreed to further extend the maturity date of the note until June 30, 2018. In June 2018, the parties agreed to further extend the maturity date of the note to September 30, 2018. The note, as amended, is subject to an extension fee of $55,000 due no later than the September 30, 2018 maturity date. The $55,000 extension fee is in lieu of the $50,000 extension fee required by the prior April 2018 amendment to the note. The borrower repaid the principal outstanding under the note, along with accrued and unpaid interest of $14,603 and extension fees of $55,000, on August 15, 2018.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. The note is reported as an other non-current asset on the consolidated balance sheet as of September 30, 2018.

5. Debt

On January 10, 2018, upon the Company’s receipt of the proceeds from its follow-on offering (described in Note 6), the Company repaid the $2,149,000 of remaining principal and accrued and unpaid interest outstanding under the Company’s 9% secured notes, originally issued during 2015.

Details of notes payable as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30,	As of December 31,
	2018	2017
Notes Payable
Principal amount outstanding	-	2,149,000
Cumulative discount for finance charges incurred	-	(514,753)
Cumulative discount for warrant	-	(349,042)
Cumulative discount for 9% notes	-	(50,000)
Cumulative amortization of finance charges	-	514,753
Cumulative amortization of warrant expense	-	349,042
Cumulative amortization of 9% notes	-	50,000
Subtotal of notes payable	-	2,149,000
Total of debt	$-	$2,149,000

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.5 million as of September 30, 2018, and borrowings under the line may not exceed 95% of such cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of September 30, 2018, the principal amount outstanding under this line of credit was approximately $1.4 million, and the undrawn borrowing availability was $5.6 million.

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

During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which the Company received aggregate gross proceeds of $99,470 (see Note 8).

7. Stock Warrants

As of September 30, 2018, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s stock warrant activity for the nine months ended September 30, 2018 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2017	1,799,659	$4.42	3.37
Granted	5,756,664	$4.47
Forfeited
Outstanding at September 30, 2018	7,556,323	$4.45	4.02

Exercisable at September 30, 2018	7,556,323	$4.45	4.02

As of September 30, 2018, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of September 30, 2018 and through the date of this Quarterly Report. As of September 30, 2018, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

In March 2018, the Company determined that certain non-employees, to whom it previously granted options, were no longer providing services to the Company. As a result, the Company canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to Company’s 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with GAAP, the Company reversed $423,308 of previously recorded expense with respect to such unvested options. During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which the Company received aggregate gross proceeds of $99,470. In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and the Company agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, the Company agreed to further extend the exercise period of such option to August 31, 2018, and on August 31, 2018, such option expired unexercised.

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

In June 2018, certain employees and directors agreed to voluntarily surrender options to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $10.49 per share previously issued to such individuals in March 2017 pursuant to the 2012 Plan. Neither the Company nor the holders of such options will have any further rights or obligations with respect to such options, or with respect to any shares of common stock that could have been purchased upon exercise of such options, and none of the holders of the options received any value from the Company in connection with such surrender. The Company recognized stock-based compensation expense relating to these options for the months of April and May 2018 and for 10 days for the month of June 2018, as these options vested monthly on the 10th of each month. Accordingly, no additional stock-based compensation expense relating to these options has been recorded.

Stock option activity for the nine months ended September 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2017	30,375,000	$1.33	4.0
Granted	655,000	$1.31
Exercised	(994,695)	$0.10
Canceled/Forfeited	(5,306,883)	$7.05
Outstanding at September 30, 2018	24,728,422	$0.15	2.9

Exercisable at September 30, 2018	8,758,138	$0.10	3.2

Stock-based compensation expense was approximately $317,222 and $10.6 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.1 million and $15.7 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2018, the Company expects to recognize approximately $1.2 million of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 1.1 years.

As of September 30, 2018, the Company’s outstanding options have an intrinsic value of approximately $11.1 million, which includes the suspended options to purchase an aggregate of 14,297,902 shares of common stock that are attributable to Mr. Monfort.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2018:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	521,691	109,467	236,160	176,064	-
Employment contracts	870,000	420,000	400,000	50,000	-
Total	1,391,691	529,467	636,160	226,064	-

10. Contingencies

On August 2, 2018, Edward R. Monfort, the Company’s former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against the Company and certain of its executive officers, alleging that the Company and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, the Company filed a notice of removal pursuant to which it removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. The Company intends to oppose this motion for remand, and a hearing on the motion is currently scheduled for February 2019. The Company believes that Mr. Monfort’s lawsuit is without merit and intends to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against the Company, certain of its executive officers, and the two underwriters of its offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to the Company’s offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that the Company and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has indicated that the plaintiff will be filing an amended complaint in the next several months, at which time the Company will respond accordingly. The Company believes that the purported class action lawsuit is without merit and intends to vigorously defend the action.

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

We generated minimal revenue from inception through June 30, 2018. We generated sales revenue of $425,000 in the fourth quarter of 2017, sales revenue of $1.2 million for the six months ended June 30, 2018 and sales revenue of $2.6 million for the three months ended September 30, 2018, resulting in sales revenue of $3.8 million for the nine months ended September 30, 2018. For the years ended December 31, 2017 and 2016, our net losses were $21.9 million and $10.7 million, respectively. For the nine months ended September 30, 2018 and 2017, our net losses were $9.7 million and $21.6 million, respectively, and for the three months ended September 30, 2018 and 2017, our net losses were $1.5 million and $12.0 million, respectively.

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

Sales revenue growth from additional products. We seek to add to our product offerings additional zero-emission vehicles of all sizes manufactured by outside OEM partners, to be marketed, sold, warrantied and serviced through our developing distribution and service network.

Sales revenue growth from additional geographic markets. We believe that growth opportunities for our products exist internationally in addition to domestically, and through, among other potential entities, our wholly-owned subsidiary Adomani (Nantong) Automotive Technology Co. Ltd. (“ADOMANI China”), we will be pursuing international growth as well. Our future performance will depend in part upon the growth of these additional markets. Accordingly, our business and operating results will be significantly affected by our ability to timely enter and effectively address these emerging markets and the speed with which and extent to which demand for our products in these markets grows.

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

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest income and expense.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2018 to September 30, 2017:

Sales

Sales were $2.6 million and $0 for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $0 for the nine months ended September 30, 2018 and 2017, respectively. Sales for the three and nine months ended September 30, 2018 consisted of products and services sold to Blue Bird Corporation, and work performed under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation for which we were selected to provide products and services.

Cost of Sales

Cost of sales were $2.5 million and $0 for the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $0 for the nine months ended September 30, 2018 and 2017, respectively. Cost of sales for the three months ended September 30, 2018 consisted of costs related to products and services sold to Blue Bird Corporation, and work performed under the DOE grant discussed in “Sales” above. Cost of sales for the nine months ended September 30, 2018 consisted of costs related to products and services sold to Blue Bird Corporation, and work performed under the DOE grant discussed in “Sales” above, as well as a $15,000 write-down of inventory carrying cost recorded during the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $10.2 million for the three months ended September 30, 2018 as compared to the prior-year period. This is primarily due to decreases of $10.3 million in non-cash stock-based compensation expense and $66,684 in other general and administrative expenses, offset by an increase of $175,000 in bad debt expense. The decrease in stock-based compensation expense primarily relates to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain employees and directors in March 2017. Non-cash expenses included in general and administrative expenses for the three months ended September 30, 2018 were approximately $528,000 and primarily consisted of $317,000 in stock-based compensation expense and $200,000 in bad debt expense.

General and administrative expenses decreased by $9.0 million for the nine months ended September 30, 2018 as compared to the prior-year period. This is primarily due to a $9.6 million decrease in non-cash stock-based compensation expense, offset by increases of $549,202 in legal and professional fees, investor relations expenses, insurance expense, bad debt expense related to a note receivable and other general and administrative expenses. The decrease in stock-based compensation expense primarily relates to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain employees and directors in March 2017. Non-cash expenses included in general and administrative expenses for the nine months ended September 30, 2018 were approximately $6.7 million and primarily consisted of $6.1 million in stock-based compensation expense and $200,000 in bad debt expense.

Consulting Expenses

Consulting expenses decreased by $11,181 for the three months ended September 30, 2018 as compared to the prior-year period. This decrease is due to a reduction in consulting activity in the current-year period. Consulting expenses decreased by $2.1 million for the nine months ended September 30, 2018 as compared to the prior-year period. This decrease was primarily due to the issuance of a warrant to purchase 350,000 shares of common stock, which was valued at $1.2 million, and the payment of $800,000, in each case pursuant to the terms of a settlement agreement we entered into during the nine months ended September 30, 2017.

Research and Development Expenses

Research and development expenses increased by $6,790 for the three months ended September 30, 2018, as compared to the prior-year period, due to the timing of certain expenditures made for research and development activity. Research and development expenses increased by $84,468 for the nine months ended September 30, 2018, as compared to the prior-year period, due to expanded product development in 2018.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offering of common stock under Regulation A in June 2017, we financed our operations and capital expenditures through the issuance of equity capital, convertible notes and notes payable. A significant portion of this funding was provided by affiliated stockholders, although we also raised significant equity capital in late 2015, and we raised the majority of our previously outstanding notes in 2015 from non-affiliated third parties. On January 9, 2018, we completed a public offering of 3,666,667 units for net proceeds, after deducting commissions, expenses and fees of approximately $1.2 million, of approximately $9.8 million.

As of September 30, 2018, we had cash and cash equivalents of $7.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However, if we do not successfully execute our business plan, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. As of September 30, 2018, we had a backlog of six zero-emission electric school buses and eight drivetrains, which consists of unfilled firm orders for products under signed contracts with customers. Additionally, on October 5, 2018, we received an order for an additional sixteen drivetrains.

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

Debt

As of September 30, 2018, we have no conventional debt outstanding, as we repaid the $2,149,000 secured notes payable outstanding as of December 31, 2017 in January 2018. Additionally, as of September 30, 2018 the principal amount outstanding under our line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”), was $1.4 million, and the undrawn borrowing availability was $5.6 million. See “Credit Facilities” below.

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

Options to Purchase Common Stock

As of September 30, 2018, we had outstanding options to purchase 24,728,422 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of September 30, 2018, 8,758,138 shares of common stock were issuable upon the exercise of options vested at such date at an exercise price of $0.10 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of $875,814 and we would be required to issue 8,758,138 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of September 30, 2018 and through the date of this Quarterly Report. As of September 30, 2018, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

In March 2018, we determined that certain non-employees, to whom we previously granted options, were no longer providing services to us. As a result, we canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to our 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with U.S. generally accepted accounting principles, we reversed $423,308 of previously recorded expense with respect to such unvested options. During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which we received aggregate gross proceeds of $99,470. In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and we agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, we agreed to further extend the exercise period of such option to August 31, 2018, and on August 31, 2018, such option expired unexercised.

In April 2018, our board of directors granted to certain employees and directors options to purchase an aggregate of 655,000 shares of common stock pursuant to our 2017 Equity Incentive Plan. The options vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal installments thereafter.  The exercise price for these options is $1.31 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $229,643. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 62% and a risk-free interest rate of 2.78%.

In June 2018, certain employees and directors agreed to voluntarily surrender options to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $10.49 per share previously issued to such individuals in March 2017 pursuant to the 2012 Plan. Neither we nor the holders of such options will have any further rights or obligations with respect to such options, or with respect to any shares of common stock that could have been purchased upon exercise of such options, and none of the holders of the options received any value from us in connection with such surrender. We recognized stock-based compensation expense relating to these options for the months of April and May 2018 and for 10 days for the month of June 2018, as these options vested monthly on the 10th of each month. Accordingly, no additional stock-based compensation expense relating to these options has been recorded.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.5 million at September 30, 2018, and borrowings under the line may not exceed 95% of our cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of September 30, 2018, the principal amount outstanding under this line of credit was $1.4 million, and the undrawn borrowing availability was $5.6 million.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018	September 30, 2017
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(4,293)	$(4,656)
Net cash provided by (used in) investing activities	229	(594)
Net cash provided by financing activities	9,229	8,787
Increase in cash and cash equivalents	$5,165	$3,537

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including stock-based compensation amounts.

Net cash used in operating activities decreased by $561,712 to $4.1 million for the nine months ended September 30, 2018 compared to net cash used in operating activities of $4.7 million for the nine months ended September 30, 2017. The decrease in net cash used in operating activities was due to a decrease in net loss of $11.9 million, offset by a net increase in operating assets and liabilities and non-cash expenses that used $11.3 million, primarily due to a reduction in non-cash stock-based compensation expense, deposits on the manufacture of drivetrains and timing of accounts receivable receipts.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2018 increased by $823,014 to $229,441, as compared to cash used in investing activities of $593,573 during the nine months ended September 30, 2017. The increase in net cash provided by investing activities during the nine months ended September 30, 2018 was due to the repayment of a note by a third party, offset by the acquisition of property and equipment and the issuance of a note in a lesser principal amount to another third party, whereas net cash used in investing activities during the nine months ended September 30, 2017 was due to the acquisition of property and equipment and the issuance of a note to a third party.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 increased by $442,657 to $9.2 million, as compared to $8.8 million during the nine months ended September 30, 2017. Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of approximately $9.8 million in net proceeds from the closing of our follow-on offering on January 9, 2018, $1.4 million in net proceeds received under our line of credit with Morgan Stanley and $99,470 in proceeds received from the exercise of stock options, offset by the $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of net proceeds of $12.6 million received from the closing of our offering of common stock under Regulation A and net notes payable proceeds of $500,000, offset by a $2.6 million repayment of notes payable principal and related accrued and unpaid interest payments and $1.7 million in costs related to our Regulation A offering.

Contractual Obligations

Except as set forth below, during the three months ended September 30, 2018, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As of September 30, 2018, the principal amount outstanding under our line of credit with Morgan Stanley was approximately $1.4 million, and the undrawn borrowing availability was $5.6 million. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.5 million as of September 30, 2018, and borrowings under the line may not exceed 95% of such cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. We, in consultation with our legal counsel as appropriate, assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Interest Rate Risk

We are currently subject to interest rate risk in connection with borrowings under our line of credit with Morgan Stanley, which bears interest at variable rates. As of September 30, 2018, the principal amount outstanding under this line of credit was approximately $1.4 million, and the undrawn borrowing availability was $5.6 million. Based on the amounts outstanding under the line of credit at September 30, 2018, a hypothetical 10% adverse movement in 30-day LIBOR would increase our annual interest expense by approximately $140,000. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. We intend to oppose this motion for remand, and a hearing on the motion is currently scheduled for February 2019. We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executives officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has indicated that the plaintiff will be filing an amended complaint in the next several months, at which time we will respond accordingly. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.

Nasdaq may delist our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. As previously reported, on August 16, 2018, we received a letter from the staff of the Listing Qualifications Department of Nasdaq notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under Nasdaq’s Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to February 12, 2019, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, but generally no more than 20 consecutive business days, the staff of the Listing Qualifications Department of Nasdaq will provide us with written confirmation of compliance. If we do not achieve compliance with the minimum bid price requirement by February 12, 2019, we may be eligible for an additional 180 calendar days compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of the Listing Qualifications Department of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, the staff would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the staff’s determination to delist our securities, but the staff may refuse to grant our request for continued listing. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

ADOMANI, INC.

Date: October 24, 2018	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2018	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

