Form 10-K
period 2018-12-31
ADOMANI, INC.
filed 2019-02-19
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Capital Market on June 29, 2018, was approximately $61.7 million.

As of February 8, 2019, 72,732,292 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2018. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ADOMANI, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission or hybrid drivetrain systems, re-power conversion kits, and zero-emission or hybrid commercial fleet vehicles in order to generate revenue;
•	Our dependence upon external sources for the financing of our operations;
•	Our ability to effectively execute our business plan;
•

Our ability and our suppliers’ ability to scale our zero-emission drivetrain system manufacturing, assembling and converting processes effectively and quickly from low volume production to high volume production;

•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;
•	Our ability to obtain, retain and grow our customers;
•	Our ability to enter into, sustain and renew strategic relationships on favorable terms;
•	Our ability to achieve and sustain profitability;
•	Our ability to evaluate and measure our current business and future prospects;
•	Our ability to compete and succeed in a highly competitive and evolving industry;
•	Our ability to respond and adapt to changes in electric or hybrid drivetrain system technology; and
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

Overview

We design and cause to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design and cause to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems.  We expect to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside, original equipment manufacture (“OEM”) partners located in China, Malaysia and the Philippines, that can be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our drivetrain systems can include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission systems may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

In addition to providing the zero-emission electric and hybrid drivetrain systems and re-power conversion kits mentioned above, we are also a provider of new zero-emission electric and hybrid vehicles focused on total cost of ownership. Our drivetrain systems and vehicles are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability, in addition to the health benefits that are a benefit of this technology.

We generated minimal revenue from inception through June 30, 2018. For the year ended December 31, 2018, we generated $5.0 million, most of which we generated in the second half of 2018. For the years ended December 31, 2018 and 2017, our net losses were $11.0 million and $21.9 million, respectively.

Market Overview

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax emissions in the automotive industry and throughout other industries. In particular, Environmental Protection Agency (“EPA”) Tier 4 emission standards, California Air Resources Board (“CARB”) regulations, and recently implemented policies in Europe, generally referred to as Stage I, II, III and IV regulations, require a significant reduction in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels. On June 28, 2018, China officially released the China VI emission standard for new heavy-duty vehicles, which is equivalent to, or in some aspects even more stringent than, the Euro VI emission standard. The China VI standard intends to force diesel particulate filters on all new diesel heavy-duty vehicles introduced to the market after July 2021. If effectively implemented, it will transition all new heavy-duty vehicles in China to soot-free emission levels.

These regulations are expected to increase both the cost and size of emission-compliant diesel power products, primarily due to the need to incorporate additional combustion and after-treatment components. A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. As the price of crude oil remains volatile and the threats of climate change and air pollution increase as public concerns, we believe the search for more cost effective and cleaner fuels has become more important. Electricity has emerged as a cleaner-fuel solution to these challenges. The price of alternative fuels such as electricity is often substantially less than diesel or gasoline, and alternative fuels can result in the production of lower amounts of greenhouse gases and other air pollutants. In addition, several public utilities in California and elsewhere have applied to their states’ public utilities commissions (“PUCs”) for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric bus charging. In fact, three states (California, New York and New Jersey) are expected to spend $1.3 billion to build more electric vehicle charging.

According to the International Energy Agency (“IEA”), the world’s fleet of electric vehicles grew 54% to about 3.1 million in 2017, and the IEA forecasts electric vehicles will grow from 3 million to 125 million by 2030, with government policy being the linchpin for electric vehicle adoption.

Based on the IEA’s view, we believe that existing policies will make China and Europe the biggest adopters. In China, we anticipate that credits and subsidies will help electric vehicles grow to account for more than a quarter of the car market by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. However, despite increasing market penetration in places like California and other states that have adopted zero emission plans, reduced taxes on fuels and the Trump administration’s stated intentions to scale back vehicle emissions standards could suppress growth. Notwithstanding, new electric car sales in China grew by 72%, or 580,000 units, in 2017, which increased total ownership to over 1 million vehicles. Further, according to the IEA, China is also driving growth in electric buses and two-wheeled vehicles, and accounts for about 99% of the world’s stock of the fast-growing categories.

In the United States, through June 2018, over 123,000 new electric vehicles were registered in the United States, compared to 91,000 in the first half of 2017, an increase of 35% and more than double the sales from just 3 years ago.

The overall market for electric vehicles consists of multiple, discrete markets for various vehicle types, including passenger cars, buses, two-wheelers and others. Passenger cars are the most prominent, but two-wheelers are far more prevalent, particularly in Asia, and buses and trucks, although smaller in number, are significantly higher in price and often purchased in bulk by major corporate customers or government or transit agencies. Because light duty passenger vehicles represent the largest potential market and have received the most attention from both analysts and policymakers, most global forecasts look at light duty electric vehicle sales.

Charging infrastructure is another important factor in electric vehicle adoption rates. According to an October 2018 United States Department of Energy (“DOE”) article, there are 19,975 Level 2 charging stations and 2,368 DC Fast Charging stations to serve electric vehicles in the United States. They define a “station” as a non-residential address where Electric Vehicle Supply Equipment (“EVSE”) is located, including both public and private stations, some of which may include several charging outlets per station. Over 60% of those charging stations are maintained by four networks: ChargePoint, Tesla, Blink, and SemaCharge. Level 2 charging stations can be used residentially or commercially to provide electricity faster than a standard 120-volt outlet. ChargePoint has the largest number of non-residential Level 2 charging stations, followed by Tesla. DC Fast Charging stations allow for long distance travel of electric vehicles by providing quick recharge rates along highways and well-traveled corridors between metropolitan areas. The eVgo Network has the largest number of DC Fast Charging stations, followed by Tesla with its SuperCharger network. Some geographic areas have considerably more charging stations than others, contributing to greater electric vehicle usage in those regions.

Commercial Vehicles

As relatively simple as the pricing analysis is for individual consumers, the purchase and deployment of heavy duty commercial vehicles involves consideration of many more variables. Here, the type of customer is a major determinant, whether it is a commercial customer buying trucks for a fleet, a school district, or a municipal entity purchasing buses for public use. Navigant Research forecasts global sales of electric drive and electric-assisted medium and heavy duty commercial vehicles (over 10,000 gross vehicle weight rating (“GVWR”)) to grow from 16,000 in 2014 to almost 160,000 in 2023, for total sales of over 800,000 of such vehicles during the period. Navigant Research expects the electric vehicle market share to increase from 0.4% to 2.9% of all medium and heavy duty commercial vehicle sales over the same period.

Environmental Benefits

Because heavy-duty commercial vehicles consume considerably more fuel than light duty passenger vehicles, the environmental benefits of replacing conventionally fueled commercial vehicles with electric vehicles can also be substantial. Whereas an electric passenger car may reduce greenhouse gas (“GHG”) emissions by 3 tons per year as compared to a conventional car, replacing a conventional Class 8 port drayage truck with an electric equivalent can bring an 18 metric ton annual reduction in GHG emissions. Replacing a conventional diesel bus with an all-electric bus can achieve a 78 metric ton (approximately 171,961 pounds) reduction in GHG emissions. Electric buses can also reduce nitrous oxide emissions by 47 kg (approximately 104 pounds) per year compared to a diesel bus and 19 kg (approximately 42 pounds) compared to a clean natural gas (“CNG”) bus. As discussed below, we believe these pollution reductions have had the greatest impact in the electric bus market, where municipalities are the principal purchasers.

Electricity Cost Considerations

Despite the higher electricity consumption of electric trucks, more widespread adoption could lead to more efficient utilization of utility and power generation assets and thus not necessarily lead to higher rates. At this point, deployment of electric trucks and buses is still too small to assess their full impact on electricity prices. As a study by the clean transportation nonprofit CALSTART emphasizes, evaluating this impact will involve weighing potential efficiency benefits, the impact on utility distribution grids, including the cost of potential upgrades, and the need for additional infrastructure. In this regard, several public utilities have applied to their state’s PUCs for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric school bus charging.

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

Because of charging needs and restrictions, we believe short-haul fleet vehicles that operate in a limited geographic area and return to central locations, such as delivery vans and shuttle buses, are the best candidates for electrification.

Transit Buses

For a number of reasons, we believe buses present a more promising near-term market for electrification than other commercial vehicles. First, most bus purchases are public in nature, coming from transit agencies or school districts, many of which require public transportation operators to purchase and operate low-emissions vehicles. For public entities, cleaner transportation systems can provide benefits beyond reduced operating costs, in the form of less pollution and lower abatement and cleanup costs. Second, electric buses are likely to have lower fuel and maintenance costs, typically a large cost area for transit operators, compared to conventional diesel buses. Third, we believe electric buses have smoother, faster acceleration and provide a quieter, smoother ride, benefiting both passengers and the surrounding urban environment.

Similar to commercial fleets, high initial costs and the logistics of charging remain the greatest drawbacks. Depending on the market, hybrid buses can cost at least 40% more than, and sometimes over twice as much as, conventional diesel or CNG buses. Electric buses can be anywhere from two to nearly five times as expensive as conventional buses.

Hybrid buses have gained greater traction than pure electric models in China and India, the two largest markets for electric buses. Both countries have some of the world’s worst urban pollution, as well as cities where buses form a greater part of public transportation than rail systems. Both China and India have a number of domestic hybrid and electric bus manufacturers, including Yutong, Xiamen King Long Motor Group, BYD, Nanjing Golden Dragon Bus, and Zhongtong Bus in China and Tata and Ashok Leyland in India. Of the 500,000 city buses in operation in China in 2014, analysts estimate that 80,000 were electric (presumably including hybrid electric models), with 27,000 more sold in 2014 and about 20,000 sold through the first half of 2015. The five companies mentioned above accounted for 62.5%, or 17,011, of the buses sold in 2014.

Electric or hybrid electric buses made up 17% of bus fleets in the United States in 2014, with most being gasoline or diesel hybrids, which made up between 30% and 40% of new bus sales. At the end of 2016, there were over 300 zero-emissions buses, that is, fully electric or fuel cell-powered buses, operating in transit fleets throughout the nation. A CALSTART executive has estimated that that zero-emissions models will make up 20% of the transit bus market by 2030. As an example of the cost impact of purchasing new electric buses, the Chicago Transit Authority recently awarded a $32 million contract for the purchase of 20 new electric buses.

School Buses

School buses present another significant potential market for electrification. The United States has 480,000 school buses carrying 25 million children to school every day. The typically short, predictable routes of school buses are particularly suited to running solely on electricity. Traditional diesel school buses, which make up over half the total fleet, not only consume large amounts of fuel-more than 800 million gallons of diesel a year in the United States, at a fuel economy of only 4–5 mpg-but also directly impact children with tailpipe emissions. In response, a number of states have included school buses in clean transportation mandates, and some school districts, notably in California and Illinois, have begun to replace diesel buses with electric. Incentive programs to help fund the purchase of electric school buses in the United States are significant.

Market Drivers

A number of factors, including the general world-wide desire to improve the health of people, impact both the supply and demand for various types of electric vehicles and we believe that we are well positioned to benefit as a result of these driving forces. Except for energy storage technologies, discussed earlier, subsequent sections will address these market drivers in greater detail.

We believe prominent drivers of supply include:

•	The declining cost and higher availability of energy storage technologies, specifically the cost and capacity of rechargeable lithium-ion batteries;
•	Grants, loans, tax breaks, and other financial support available for energy storage and electric vehicle research and development;
•	Requirements that a specific percentage of automakers’ models be electric or other zero-emission vehicles; and
•	Fuel economy standards that require automakers to meet certain fleet-wide miles per gallon benchmarks that effectively require them to sell electric zero-emission vehicles.

We believe prominent drivers of demand include:

•	Mandates that government fleets purchase certain percentages of low emission, energy efficient, or other alternative fuel vehicles;
•	Mandates for transport agencies, ports or school districts to purchase or convert to electric or other alternative fuel vehicles;
•	Rebates, tax credits, and other incentives for purchasing or leasing electric or other alternative fuel vehicles;

•

The availability of charging stations and other charging infrastructure, driven in turn by government funding, tax credits, rebates, and other incentives and regulatory initiatives aimed at increasing the number of charging stations;

•	The cost of electricity to recharge plug-in electric vehicles, impacted by special rates introduced by utilities;
•	Preferential treatment in registration, emissions testing, and access to highways, city centers, and HOV lanes; and
•	The cost of traditional petroleum-based fuels compared to the resultant incremental costs of owning and operating an electric vehicle.

United States—Federal Laws and Incentives

As numerous as U.S. policies at the state and federal levels may at first appear, unlike in China and many European nations, few federal and state policies directly single out electric vehicles. More broadly, federal U.S. policies encourage greater use of vehicles that run on some kind of alternative fuel, whether electricity, natural gas, hydrogen, biodiesel or ethanol. In addition, the U.S. federal government has less of a comprehensive, coherent framework aimed at increasing electric vehicle use than do countries like China and many European nations.

United States—State Laws and Incentives

Among U.S. states, California is notable for pioneering a number of measures that have encouraged electric vehicle production and adoption, often later copied by other jurisdictions. These include financial incentives like tax credits and rebates for both individual and fleet owners, HOV lane access, and various grant and loan programs. Besides setting the nation’s most stringent tailpipe emissions standards, California has required automakers to produce increasing percentages of zero-emission vehicles, of which electric vehicles make up a significant portion, along with creating a market that allows manufacturers to buy and sell credits awarded for selling electric vehicles. California has also authorized funding for the purchase of new school buses or retrofit of existing buses to accomplish the primary goal of reducing children’s exposure to both cancer-causing and smog-forming pollutants. The purchase of new buses is also permitted for fleet expansion as well. See “—Governmental Programs and Incentives” for an additional discussion of certain relevant incentive programs.

Fleet Operator Challenges

Fleet operators and their companies face a number of challenges in the market today, including:

•

Difficulty complying with existing and new federal and state emission restrictions and compliance requirements. Federal regulatory agencies, such as the EPA, and state regulatory agencies, such as  CARB, have set forth mandates designed to reduce emissions from mobile sources. According to CARB, 12 other states and the District of Columbia have adopted California’s greenhouse gas emissions standards for vehicles.

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

•

Difficulty planning for the operation of their fleet when fuel supplies are interrupted, such as during a natural disaster. Existing vehicles rely on fuel that must be pumped (using electricity), which may be a challenge to source when supply is interrupted during natural or man-made disasters. It may be possible for emergency service organizations to use the large battery packs of electric drive, commercial fleet vehicles as a mobile source of stored electrical energy. This electrical energy could supplement traditionally fueled back-up generators.

•

Difficulty in improving the environment around these heavy-duty commercial fleets. Many studies have shown that the air quality in and around vehicles fueled by fossil fuels poses a health risk not only to drivers of these vehicles but to their passengers and those in and around these vehicles. Especially at risk are children as passengers on older diesel fueled buses, as their lungs, brains and other organs have not fully developed and the air quality surrounding a typical school bus using diesel fuel can pose serious health risks. By using zero-emission buses, trucks and cars, we believe we are creating a healthier environment in and around the vehicles they operate for their employees, customers and the communities they serve. In January 2017 (updated in June 2018), the Office of Environmental Health Hazard Assessment, on behalf of the California Environmental Protection Agency, released Version 3.0 of the California Communities Environmental Health Screening Tool (“CalEnviroScreen”). CalEnviroScreen identifies California communities by census tract that are disproportionately burdened by, and vulnerable to, multiple sources of pollution.

Our Solution

We design and cause to be designed, advanced zero-emission electric and hybrid drivetrain systems for integration into new school buses and medium to heavy-duty commercial fleet vehicles. Variants of these systems, sold in our  re-power conversion kits, can be used to re-power traditionally fueled, existing fleet vehicles for zero-emission, all-electric operation. We also intend to market, sell and support zero-emission vehicles built by others. The drivetrain systems and vehicles we offer are designed to help fleets run more efficiently and cost effectively.  Under our supervision, we subcontract the manufacture of most of our drivetrain systems to integrator partners with excess capacity and appropriate facilities. At this time, we do not manufacture complete vehicles. We sell our zero-emission drivetrain systems to third party OEMs with whom we partner and they manufacture the complete vehicle after installing the drivetrain systems with our initial supervision and support. As of December 31, 2018, we have shipped 22 drivetrain systems.  At December 31, 2018, we have 34 drivetrain systems in production for scheduled delivery in 2019.

We seek to enable our customers to:

•

Add Emission-Compliant Vehicles and Drivetrain Systems to Their Fleets. Our commercial fleet vehicles and drivetrain systems are designed to reduce or eliminate the use of traditional petroleum-based fuels that create greenhouse gases and particulate matter.

•

Reduce Total Cost of Ownership. Our technology is designed to reduce fuel budgets by eliminating or reducing the reliance on traditional petroleum-based fuels, instead using the more energy efficient and less variably priced grid-provided electricity.

•

Prolong Lives of Existing Vehicles. Zero-emission electric vehicles generally have lower maintenance costs. These reduced maintenance costs may take the form of longer service intervals between brake system maintenance, elimination of internal combustion engine oil and oil filter changes, reduction or elimination of transmission oil and oil filter changes, reduction or elimination of air filter changes, elimination of emissions systems services, elimination of diesel emission fluid use, elimination of emissions tests on traditional fuel vehicles (if converted to a zero-emission electric drivetrain system) and the elimination of certification tests of high pressure tanks on propane, liquefied natural gas and compressed natural gas powered vehicles (if converted to a zero-emission electric drivetrain system).

•

Plan for Natural Disasters When Fuel Supply May be Interrupted. Our zero-emissions systems are designed, when optionally equipped, to serve as on-site emergency back-up energy storage if grid power becomes intermittent or fails temporarily during natural or man-made disasters.

•

Improve the Environment Around Vehicles. As a result of our zero-emission systems, drivers, operators, customers and the communities they serve could have healthier environments in and around these vehicles.

Development of the Business to Date

We have taken an active role in building awareness and support for our zero-emission electric and hybrid drivetrain systems in industry specific target groups and at all levels of government and regulatory agencies and the constituencies they serve. We have accomplished this through our participation with Blue Bird Corporation (“Blue Bird”) in its DOE grant program to accelerate the adoption of advanced and alternative fuel vehicles. We have also maintained prior and current memberships in industry groups (private and governmental) and participate in their events; speaking engagements; management interviews; pilot product exhibits; fleet vehicle demonstrations and responses to requests for information and requests for proposals. We regularly engage with electric utility companies across the United States to build awareness of the medium to heavy-duty electric vehicles we currently offer and how their greater adoption could positively increase their customers’ electricity usage.

As discussed below under the section entitled “—Partnerships/Teaming Agreements”, we have entered into a number of agreements with third parties and continue to explore additional alliances, and to establish our decentralized assembly, sales and service model. We believe we can preserve cash resources while scaling up quickly when demand requires by leveraging the unused or underutilized service technician time, specific vehicle type expertise and service facility equipment of specific partners in ways to off-load some defined tasks, providing seasonal demand adjustments to technician headcount that will partially mitigate the human resource costs and challenges associated with scaling-up or down an employee base.

Our Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

•

Product Diversity. We have multiple product offerings, including zero-emission electric and hybrid drivetrain systems for new vehicles or to re-power existing commercial fleet vehicles, new purpose-built zero-emission electric vehicles and, as a result, the ability to scale-up, scale-down or refine a specific product line in response to market demands and the evolving local, state and federal regulatory and incentive programs. Also, within each product area, we have multiple suppliers of key drivetrain system components, allowing price flexibility both for our final products and replacement parts required over the product lifespan. This allows us to meet the expectations and budget constraints of public or private commercial fleet operators.

•

Regulatory Agency Familiarity. By taking an active role in many trade industry groups and related events, we have developed and continually strive to maintain strong relationships with key local, state and federal regulatory agencies involved in the growing zero-emission and hybrid vehicle industry. To meet their own aggressive emissions targets, these regulatory agencies have encouraged the growth of zero-emission electric vehicles and hybrid drivetrain systems, especially in connection with heavy-duty commercial fleets.

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

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

•

Develop Sales Staff. We currently employ an experienced sales staff with ties to trucking fleet, county and city transportation managers, as well as school districts and an extensive dealer network. In 2019, we plan to hire additional sales staff to augment our current personnel. We expect to be able to train these new additions in the electric vehicle differences, benefits, and opportunities for fleet expansion to help our current and future customer base.

•

Build Dealership Networks. We intend to build dealership networks for the local sales and service of our zero-emission  new purpose-built zero-emission electric and hybrid commercial vehicles either manufactured by or for us, and to service any vehicles that we have converted to all-electric operation. School Bus Sales of California is a wholly owned subsidiary of ADOMANI, and is a licensed vehicle dealer in California.

•	Develop Third Party Relationships. We plan to complete existing negotiations with partners and seek additional partners for the manufacture of our zero-emission systems.
•

Provide Demonstrations. We will seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap but still in early stage development. We have participated in multiple ride-and-drive events across the United States and Canada in collaboration with Blue Bird and its dealers. In 2019, we intend to build on these school bus ride-and-drive events by demonstrating our new product offerings, which consist of logistic vans, and Class 3, 4, and 5 trucks and chassis.

•

Obtain Approvals From Incentive Programs. We will seek to have our products approved for various local, state and federal vehicle designations and incentive programs, like the California Heavy Duty Voucher Incentive Project administered by CARB, meant to accelerate the purchase of cleaner, more efficient trucks and buses in California.  The drivetrain systems we have provided to Blue Bird are approved for voucher programs in California and New York.

•

Grow Our Manufacturing, Installation and Service Capability. As facility space and technician time requirements at partners are exceeded, we intend to expand or relocate to larger owned or leased facilities dedicated to the manufacture, installation and service of our zero-emission systems and vehicles.

•

Technical Support. In addition to the technical support we currently provide to Blue Bird and its dealership network, we have assisted in the creation of operator and service manuals, in-field training material, the handling of service inquiries and on-site maintenance technician training.  With the introduction of our new, purpose-built electric vehicles, we anticipate adding additional technicians in 2019 to expand our resources for supporting the maintenance, warranty work or repairs that any vehicle we have sold or that contains our drivetrain system may require.

•

Introduce New Products. As new markets develop, we plan to expand our zero-emission systems into ancillary product verticals, such as charging infrastructure (also called Electric Vehicle Service Equipment), stationary energy storage, vehicle-to-grid hardware and capabilities.

•

Develop Our International Business. We plan to develop our business internationally. For example, we intend to pursue future opportunities in China, which we believe is an important market for us due in part to its publicly announced emphasis on hybrid and all-electric vehicles and large population. However, we remain in the early stages of the development of our business plan to pursue such opportunities. We continue to assess the logistics and costs associated with the production and sale of our zero-emission drivetrain systems and vehicles in China and in other countries around the world.

Our Customers

Our current primary focus is school buses and Class 3 to Class 7 trucks, cargo vans and chassis. Our target customers primarily include public and private fleet operators that have an interest in meeting or exceeding local, state and federal emission regulatory guidelines while saving money on fuel and maintenance costs over the lifecycle of their fleet vehicles and that also have an interest in tangible demonstrations of their GHG-reducing efforts. These targets include:

•	Public and private K-12 schools that operate Type-A, C and D school buses and special-needs student buses.
•	Public and private schools that operate “white fleet” vehicles for non-student transportations use, such as facility service trucks, food service delivery vans/trucks and campus security vehicles.
•	Public and private transportation services that cater to a prison system.
•	Student transportation contractors that serve public and private schools.
•	Community-based, public/privately funded shuttle buses serving special-needs community members.
•	Public and private colleges and universities that operate shuttle buses, transit style buses, facility service vans and trucks on their campuses.
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
•

Port, railway and distribution center operators that use traditionally-fueled loading equipment, tractors, material handling equipment, forklifts, Class 1 through 8 trucks, delivery vans, yard goats, etc., that could be replaced with zero-emission alternatives.

•	Large agricultural and food processing industry-focused companies that operate Class 1 through 8 trucks, buses and/or delivery vans.
•	Mining companies with fleets of above ground service vehicles and underground staff transport and support vehicles.
•	Oil and gas companies with fleets of field trucks.
•	Electric utility companies with fleets of service trucks that are in the public eye.
•	Package delivery companies with fleets of delivery vans, short haul trucks and distribution/sorting facility center vehicles.
•	Military-based fleet operators that have non-combat fleet vehicles of all sizes.

Our Products and Services

Our products and services primarily include:

•	Zero-emission electric drivetrain systems for use in new school buses and medium to heavy-duty commercial fleet vehicles.
•	Zero-emission electric drivetrain systems for use in existing fleet school buses and medium to heavy-duty commercial fleet vehicles.

•

Purpose-built, zero-emission vehicles or chassis of all sizes manufactured by outside OEM partners but to be marketed, sold, warrantied and serviced through the developing ADOMANI distribution and service network.

•	Optional drivetrain system components that allow for electric power-export and various levels of grid connectivity.

Zero-emission electric drivetrain systems for use in new school buses and medium to heavy-duty commercial fleet vehicles.

This drivetrain system results in a zero-emission electric vehicle with similar performance specifications (except range) to a traditionally fueled version. The major drivetrain system components systems include appropriately sized traction motor/generator(s), motor controller(s) and power-flow set up for either a direct-drive configuration, a single speed gearbox (speed reduction) or, a multi-gear ration transmission system. Other integrated drivetrain system components include lithium-ion battery packs, a battery management system (“BMS”), inverters, chargers, electrically driven systems for power steering and power (hydraulic or air) brakes, a vehicle control unit (“VCU”), wiring harnesses, a flat screen user-interface (dash board) and fleet technician diagnostic tools. Pursuant to our agreement with Blue Bird, we supply Blue Bird with zero-emission electric drivetrain systems for integration into its Type C and D school buses on a purchase order basis.

Zero-emission electric re-power conversion drivetrain systems for use in existing fleet, school buses and medium to heavy-duty commercial fleet vehicles.

This patented drivetrain system process results in the same zero-emission electric vehicle described immediately above. However, this drivetrain system allows for the removal of the OEM’s internal combustion engine (“ICE”), much of the ICE cooling system, fuel tanks, exhaust and emission systems (manifolds, pipes, mufflers, particulate filters, DEF system, etc.) and, typically, the OEM transmission and any associated transmission cooling system.

Purpose-built, zero-emission vehicles or chassis of all sizes manufactured by outside OEM partners but to be marketed, sold, warrantied and serviced through the developing ADOMANI distribution and service network .

Envirotech Drive Systems Incorporated (“Envirotech”), a manufacturer of zero-emission trucks, cargo vans, chassis and other commercial vehicles various sizes, has designed vehicles to our specifications where possible. We intend to utilize the services of Envirotech and other OEMs to support our efforts to sell, warranty and supply zero-emission commercial vehicles  through our developing ADOMANI distribution and service network.

Optional drivetrain system components that allow for electric power-export and various levels of grid connectivity.

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

•

Energy storage systems (battery packs) replacements with better energy density and/or expected lifecycles for existing electric vehicles and equipment that has outlived their OEM-provided energy storage systems. For example, replace flooded lead acid (“FLA”) battery packs of existing industrial forklifts and underground mining equipment with more energy dense and higher cycle-life battery packs composed of lithium-ion cells.

Testing

Our suppliers are vetted before their products are accepted for use in our products. Our drivetrain systems and finished products are inspected, road-tested (when applicable) and receive quality control testing prior to delivery.

Customer Service, Support and Training

The sales team, both direct and contractors, will be used as the first point of customer contact for customer support and training. At the point that the sales force can no longer handle the volume of these requirements, we will hire, train and support an additional internal staff.

Technology

Zero-emission electric drivetrain systems for purpose-built new vehicles generally include the following: electric traction motor/generator of sufficient kW power for grade, speed, acceleration and efficiency requirements, a motor controller/inverter system that modulates electrical power flow between the battery packs and traction motor, a gear reduction system or multispeed transmission, systems to electrify power steering/brakes, a VCU, high-voltage traction battery packs with integrated BMS, battery disconnect units, thermal management systems, vehicle charging hardware, electric HVAC systems, DC to DC inverter(s) to reduce traction battery pack voltage sufficient to operate on-board, low voltage systems, wiring harnesses, user/driver interface and remote diagnostic/tracking/fault code/data logging systems. Although clear industry power-export standards have not yet been adopted, systems and options for a variety of vehicle-to-other power management options (such as grid, building, stationary energy storage, etc.) are being developed by multiple vendors and their inclusion may be offered as additional cost options in the future.

Re-power drivetrain systems to convert existing traditionally-fueled fleet vehicles with ICEs to zero-emission operation include many of the same components as described above for purpose-built vehicle systems. For simplicity, cost savings and maintenance technician familiarity, some OEM systems of the subject vehicle may be retained and/or utilized, including cooling systems for the engine and transmission, mounting brackets and bolts, power steering and brake systems and 12 and/or 24 volt systems and accessories. Items that are typically not retained/repurposed include the OEM internal combustion engine, transmission, liquid or gaseous fuel tanks and exhaust/treatment systems.

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

Marketing

We plan to focus our marketing efforts on increasing brand awareness, generating demand for our products, communicating product advantages and generating qualified leads for our sales force. We intend to rely on a variety of marketing vehicles, including our website and social media, participation in industry conferences and trade shows, public relations and our collaborative relationships with our business and teaming partners to share our technical message and the benefits of our product offering, with customers.

Manufacturing

We currently contract with third-party suppliers to manufacture our products. In 2019, we plan on increasing our integration and in-house building of sub-assembly components.

Distribution

We intend to distribute our products both inside and outside of our current U.S. market.

Partnerships/Teaming Agreements

We have agreements with Amperics, Inc., Blue Bird, Ebus, Inc., Efficient Drivetrains Inc., Envirotech Drive Systems Incorporated and GerWeiss EV USA LLC. None of these agreements contain any binding purchase or sales minimums.

Amperics, Inc.

Amperics, Inc., is an energy storage technology innovator, developer and vendor of advanced supercapacitor-based intelligent energy storage solutions. In September 2018, we entered into a non-binding letter of intent with Amperics and made a strategic investment in the company. We initially intend to design and manufacture an uninterruptable power supply product to support a new customer in the Far East. The investment is intended to support product development and manufacture of Amperics product verticals. Since the highest cost components within an electric vehicle drivetrain system or stationary energy storage system are typically the battery packs, we are constantly surveying energy storage options, battery cell chemistry advances and battery vendor offerings to determine how best to balance key attributes such as kilowatt per hour cost, charge/discharge rates, energy density, stability under environmental extremes and degradation over anticipated charge cycles.  A beneficial attribute in one area often comes with a corresponding penalty in another.  Supercapacitors, in general, are often associated with high power density, very high cycle-life, but lower energy density than traditional lithium-ion or FLA batteries.  We believe that the Amperics supercapacitor technology can alter these attributes, exhibiting a unique combination of both high power density and high energy density.

Blue Bird Corporation

Blue Bird offers a complete line of Type A, C and D school buses in a variety of options and configurations. In October 2017, we entered into a three-year agreement with Blue Bird pursuant to which we will provide it, on an exclusive basis, with zero-emission electric drivetrain systems for use in its Type C and D school bus product lines. The agreement sets forth the applicable pricing for the products to be purchased thereunder, but does not include any binding minimum purchase obligations on behalf of Blue Bird. During the term of the agreement, Blue Bird must purchase all zero-emission electric drivetrain systems to be used in its Type C and Type D school bus product lines from us, and we have agreed that we will not sell any zero-emission electric drivetrain systems to any similar manufacturer of school and activity buses, or to suppliers or subcontractors who would resell such products to such bus manufacturers. The agreement, however, does not prevent us from selling zero-emission electric drivetrain systems for any other application. The agreement provides that we will indemnify Blue Bird against certain losses resulting from our breach of the agreement and certain other losses. Blue Bird may terminate the agreement immediately for cause upon certain events or without cause upon thirty days prior written notice to us. In November 2017 at the National Association for Pupil Transportation industry event, Blue Bird unveiled the Type C school bus in which our zero emission electric drivetrain system was installed. We subsequently installed our zero-emission drivetrain system in a Type D school bus, and in conjunction with A-Z Bus Sales and a number of other Blue Bird dealers, we also organized and participated in extensive ride-and-drive events for Blue Bird during 2018. These events showcase the Type D all-electric zero-emission school bus to school districts, community leaders and government officials. Blue Bird delivered its first seven all-electric zero-emission school buses “Powered by ADOMANI®” to school districts in September 2018.

Ebus, Inc.

Ebus is a company involved in several areas of electric vehicle build and conversion, and is also a manufacturer of charging stations. We are working with Ebus on several projects that may generate sales opportunities by the fourth quarter of 2019.

Efficient Drivetrains, Inc.

Efficient Drivetrains, Inc. (“EDI”), a subsidiary of Cummins, Inc. (“Cummins”) since being acquired in August 2018, develops and markets a range of state-of-the-art PHEV and electric vehicle drivetrain system solutions worldwide. EDI’s leading-edge hybrid-electric and electric drivetrain systems and technologies enable OEMs to meet zero-emissions requirements while providing cost and efficiency advantages across nearly all platform classes and configurations. In October 2017, we entered into a three-year agreement with EDI pursuant to which EDI builds for us, on an exclusive basis, zero-emission electric drivetrain systems for sale to Blue Bird for installation in its Type C and D school bus product lines. The agreement sets forth the applicable pricing for the products to be purchased thereunder, but does not include any binding minimum purchase obligations on our behalf. During the term of the agreement, we must purchase all of our production requirements of zero-emission electric drivetrain systems to be used in Type C and Type D school bus product lines from EDI, and we have agreed that we will not contract with any other manufacturer to produce any zero-emission electric drivetrain systems for use in any Type C or Type D school buses. The agreement, however, does not prevent us from purchasing zero-emission electric drivetrain systems for any other application. The agreement provides that we and EDI will indemnify each other against certain losses resulting from our breach of the agreement and certain other losses. Either party may terminate the agreement for cause upon certain events occurring and not being cured within prescribed time frames or without cause upon one hundred eighty days prior written notice to the other. On December 1, 2018, Cummins informed us that it intends to terminate the agreement effective May 30, 2019. As of the date of this Annual Report, we are in discussions with Cummins regarding the agreement and our future manufacturing process.

Envirotech Electric Vehicles Incorporated

Envirotech Electric Vehicles Incorporated (“Envirotech”) is a Canadian-based company that is engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. We engaged Envirotech to design and build a series of zero-emission electric Class 3–6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with Envirotech in December 2018. Once tested and validated by us, Envirotech will submit the vehicle emissions information to CARB for certification and sale via the issuing of an executive order. Once the order is received, we will be able to provide the order along with additional information to the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) Department of CARB and apply for HVIP listing, which would render the trucks eligible for buy-down funding based on the GVWR. These buy-down funds are intended to enable companies to purchase zero-emission electric trucks and receive a discount to aid in the purchase. The HVIP buy-down funding is currently between $50,000 for Class 3 trucks and up to $110,000 for Class 6 trucks.

GerWeiss EV USA LLC

GerWeiss EV USA LLC (“GerWeiss”) is a manufacturer of zero-emission all-electric vehicles that, to date, has focused on the manufacture of all-electric three-wheeled vehicles in the Philippines. In August 2018, we entered into a non-binding letter of intent with GerWeiss in order to explore, together with Envirotech and Amperics, a collaboration to develop and introduce re-powered zero-emission all-electric transit buses in the Philippines. We are also reviewing GerWeiss’ current conversion design for the light-weight, shorter range three-wheelers in order to determine if the utilization of Amperics’ super-capacitor technology provides a better solution for that market.

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

Backlog

As of February 8, 2019, our backlog consisted of purchase orders for six zero-emission electric school buses and 42 zero-emission electric drivetrain systems, and as of December 31, 2018, our backlog consisted of purchase orders for six zero-emission electric school buses and 34 zero-emission electric drivetrain systems. We believe our costs associated with the current backlog will be approximately $9.4 million and that the sale price of the current backlog will be approximately $10.1 million.

Employees

As of February 8, 2019, we had 12 full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Competition

The electric vehicle market is highly competitive and we expect it to become even more so in the future as additional companies launch competing products and vehicle offerings. We compete with other alternative energy technologies, such as natural gas, propane and hybrid technologies. The electric competitors include Ford, which produces the Ford Transit Connect EV® and has made recent statements about producing an electric F-150 pickup truck; Nissan which produces a small electric delivery van called the NV200; Rivian, is introducing an electric pick-up truck; General Motors, has made recent statements about considering the production of an electric pick-up truck; Navistar, which produces the Navistar eStar ®; Freightliner, which produces the eM2 and eCascadia electric trucks; Mercedes-Benz, producing the eActros electric truck, has said it will also offer all its commercial van model lines with an electric drive option; Mitsubishi/Fuso produces the eCanter electric truck; Tesla, producing a Class-8 Semi truck also says they will offer an electric pick-up truck; Bollinger Motors, producing the B2 electric pickup truck; Odyne Systems, which produces plug-in hybrid drivetrain systems for trucks and buses; Lightning Systems, which produces re-power electric drivetrain systems for trucks and buses; Lion Electric Company, a Canadian-based manufacturer of Type C, all-electric school buses, and said to soon offer all-electric mini buses and trucks; Nordresa, which produces re-power electric drivetrain systems for cab-forward trucks and package delivery vans; Workhorse, which produces an all-electric walk-in van and an electric pick-up truck called the W-15; Chanje which produces a large electric package delivery van; Zerotruck, which offers an electric cab forward truck; BYD, which manufactures new electric transit buses; Proterra, which manufactures new electric transit buses; TransPower which converts Type D school buses; and Motiv, which converts Type A school buses and package delivery vans.

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

As of December 31, 2018, we own three issued U.S. patents, which will expire in 2030 and 2033, and one issued Chinese utility model that will expire in 2026. Domestic and foreign applications are also pending on new inventions. In addition, we maintain a trademark portfolio including common law trademarks and service marks and have two service marks registered in the United States.

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

Overview of Incentive Programs Most Applicable to Our Products

We intend to seek to have our products approved for various local, state and federal incentive programs, including those set forth below. In particular, California’s zero-emission vehicle mandate, which requires that a certain percentage of an automobile manufacturer’s sales must be zero-emission vehicles, has resulted in numerous incentive programs designed to accelerate the purchase and/or repower of cleaner, more efficient vehicles in California. We anticipate that the relevant aggregate funding available in California alone over the next several years may be in excess of $800 million, which includes federal, state and Volkswagen settlement funding sources.

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

HVIP vouchers range in amounts of up to $315,000, depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. School buses would be entitled to up to $220,000 for each new school bus. Each electric vehicle deployed is also eligible for a voucher of up to $30,000 for EVSE installation.

HVIP funds the purchase of only fully commercialized hybrid and zero-emission trucks and buses. Vehicles still in the demonstration or evaluation stage are not eligible for inclusion in HVIP. Vehicle manufacturers must apply to have their hybrid and zero-emissions trucks and buses included in HVIP’s voucher program. Once a make and model is included in the program, the manufacturer is not required to submit a full application for the succeeding year’s program unless the vehicle has been modified. We intend to comply with the HVIP guidelines and qualify our school buses and vehicles for the HVIP vouchers. Blue Bird received HVIP approval for a school bus powered by our drivetrain system on November 7, 2017.

New York Truck Voucher Incentive Program (NYT-VIP)

NYT-VIP is a first-come, first-served incentive program funded by the New York State Energy Research & Development Authority. The structure and process for fleets to secure incentives is similar to that of HVIP discussed above. Eligible vehicles include all-electric, hybrid-electric, and CNG trucks and buses, along with retrofit diesel-emission control devices. Funding for eligible vehicles domiciled in New York State and New York City can reach $150,000 per vehicle. With the successful listing on the HVIP eligibility list of the Blue Bird bus mentioned above, we have secured eligibility on the NYT-VIP list and currently qualify for a $150,000 voucher per vehicle. Currently, the funding program has exhausted its funds, but its administrators expect the funds to be replenished in early 2019.

Drive Clean Chicago-Drive Clean Truck Program

Drive Clean Chicago is accelerating the adoption of advanced vehicle technologies for the commercial truck and taxi sectors in the Chicago six-county area by reducing the cost of new alternative fuel vehicles and public alternative fuel stations. The program from the Chicago Department of Transportation offers incentives including $10,000 for CNG and electric taxis, up to $150,000 for hybrid and all-electric trucks, and 30% of the capital cost for CNG and fast-charge electric fueling stations.

Volkswagen Environmental Mitigation Trust Funds

We anticipate that the 23 states that we have prioritized may allocate approximately $200 million in funds per year for the three years beginning in 2018 to on-road vehicle projects. Several individual states have provided carve outs specifically for electric vehicles and, in some cases, electric school buses. For example, California, Illinois, Indiana, Michigan and Ohio have each allocated funds directly to electric school bus projects. The California program will provide per vehicle incentives of $400,000.These states are currently in the process of funding their initial rounds or are developing specific funding plans. We have engaged with several of these states to support the development of such plans.

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

California Energy Commission

The California Energy Commission (“CEC”) has several core responsibilities, including but not limited to setting energy policy, developing renewable energy, achieving energy efficiency, and transforming California’s transportation infrastructure. One goal of the CEC is to mitigate GHG emissions and reduce the impact of climate change. The CEC carries out its responsibilities pursuant to several of California’s landmark environmental laws. In 2006, the Legislature passed and then Governor Arnold Schwarzenegger signed two landmark pieces of legislation with far-reaching implications for energy policy. The most comprehensive is AB 32, the California Global Warming Solutions Act of 2006, which sets an economy-wide cap on California GHG emissions at 1990 levels by no later than 2020. At the time, this was an aggressive goal that represented an approximately 11% reduction from then-current emissions levels and nearly a 30% reduction from projected business-as-usual levels in 2020. In 2015, California passed Senate Bill (SB) 350, which further committed California to reducing GHG emissions by establishing a 2030 greenhouse gas reduction target of 40% below 1990 levels. The transportation sector represents a significant portion of California’s GHG emissions.

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

Air Quality Management Districts (“AQMD”) and Air Pollution Control Districts (“APCD”)

California’s AQMDs/APCDs are responsible for controlling emissions primarily from stationary sources of air pollution such as large power plants and refineries, but also have a role in distributing funds and administering incentive programs from mobile sources-primarily cars, trucks and buses, but also construction equipment, ships and trains, from which approximately 75% of emissions are generated. The largest AQMD/APCDs are the South Coast AQMD, Bay Area AQMD, San Joaquin Valley APCD, and the San Diego APCD. Local AQMDs/APCDs develop and adopt an Air Quality Improvement Plans, which serves as the blueprint to bring the respective areas into compliance with federal and state clean air standards. Rules are adopted to reduce emissions from various sources, including specific types of equipment, industrial processes, paints and solvents, even consumer products. Permits are issued to many businesses and industries to ensure compliance with air quality rules. Local AQMDs award grants to help reduce emissions in their local communities. These grants and incentive programs include programs aimed at reducing emissions from mobile sources such as buses and trucks.

Clean Cities

Clean Cities is a program administered by the DOE’s Office of Efficiency and Renewable Energy, Vehicle Technology Program. According to the DOE, the mission of Clean Cities is to advance the energy, economic, and environmental security of the United States by supporting local decisions to adopt practices that reduce the use of petroleum in the transportation sector. Clean Cities is a government-industry partnership. Under the program, public and private stakeholders from businesses, city and state governments, the automotive industry, fuel providers, and community organizations form coalitions throughout the country, which then work with the DOE to establish a plan for reducing petroleum consumption in their respective geographic areas.

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

Congestion Mitigation and Air Quality (“CMAQ”) Improvement Program

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

Other State Incentives

A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions and special privileges. For example, Maryland has introduced a voucher program that provides financial assistance for the purchase of electric trucks registered in that state, and Arizona exempts use tax and lowers registration fees for the purchase of an electric vehicle. Other states, including Colorado, Georgia, Utah, Florida and West Virginia, provide for substantial state tax credits for the purchase of electric vehicles.

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

Emission and Fuel Economy Standards

Government regulation related to climate change is under consideration at the U.S. federal and state levels. The EPA and National Highway Traffic Safety Administration (“NHTSA”) issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which had an initial phase-in starting with model year 2014 and a final phase-in occurring in model year 2017. NHTSA standards for model years 2014 and 2015 were voluntary, while mandatory standards first went into effect in 2016. In August 2016, the EPA and NHTSA jointly finalized Phase 2 standards for medium- and heavy-duty vehicles through model year 2027 to improve fleet fuel efficiency and cut carbon emissions.

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

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, including an engine averaging banking and trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT programs allows for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements in excess of the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

Vehicle Safety and Testing

The National Traffic and Motor Vehicle Safety Act of 1966 (“Safety Act”), regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our modified vehicles, the cost of such recall campaigns could be substantial.

Battery Safety and Testing

We believe our battery packs conform to mandatory regulations that govern transport of “dangerous goods,” which includes lithium-ion batteries that may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.

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

Available Information

We were incorporated in Florida on August 6, 2012 and reincorporated in Delaware in November 2016. Our principal executive offices and mailing address are: 4740 Green River Road, Suite 106, Corona, California 92880. Our telephone number is (951) 407-9860. Our corporate website address is www.adomanielectric.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report and inclusion of our website address in this report is an inactive textual reference only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at our website. The Securities and Exchange Commission (“SEC”) also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We did not generate significant revenues from inception through June 30, 2018. Our ability to generate revenue and grow our revenue will depend, in part, on our ability to execute on our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new zero-emission drivetrain systems, buses, trucks, other fleet vehicles and re-power conversion kits could also slow our revenue growth.

We have a history of losses and we may not achieve or sustain profitability in the future.

We generated minimal revenue from inception through June 30, 2018. For the years ended December 31, 2018 and 2017, we incurred net losses of $11.0 million and $21.9 million, respectively. As of December 31, 2018, we had working capital of $7.2 million, an accumulated deficit of $54.0 million and stockholders’ equity of $7.6 million. To date, we have financed our operations primarily through issuing equity capital, convertible notes and notes payable. Our products have been recently developed and may not be commercially successful or generate significant revenue. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of zero-emission electric and hybrid drivetrain systems such as ours; the demand for new buses, trucks and other fleet vehicles with zero-emission or hybrid drivetrain systems; and the demand for conversion of existing buses, trucks and other fleet vehicles to zero-emission electric or hybrid drivetrain systems, any of which may not occur. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	continue to invest in research and development to enhance our zero-emission products and services;
•	design, develop and manufacture our drivetrain systems and their components as well as future medium to heavy-duty fleet vehicles;
•	increase our sales and marketing to acquire new customers; and
•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any significant incremental revenues with respect thereto, our losses in future periods will be significantly greater than the losses we would incur if we developed our business more slowly. In addition, these efforts may prove more expensive than we currently anticipate, or may not result in increases in our revenues, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. And even if our revenue increases, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including lack of demand for our zero-emission drivetrain systems, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our common stock to decline significantly.

While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations.

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

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not consider our past results in any projected growth rate or as indicative of our future performance.

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design and develop our zero-emission drivetrain systems, open new design, sales and service facilities, hire additional technology staff, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could decline, either suddenly or over time.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses and, as a result, our operating results may from time to time fall below our estimates.

Our future growth is dependent upon demand for new buses, trucks and other fleet vehicles with zero-emission drivetrain systems and demand for re-power conversion kits for existing diesel- and gasoline-powered buses, truck and other fleet vehicles to zero-emission electric or hybrid drivetrain systems.

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, new buses, truck and other fleet vehicles with zero-emission drivetrain systems and demand for re-power conversion kits for existing buses, trucks and other fleet vehicles to zero-emission electric or hybrid drivetrain systems.  If this market does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of zero-emission vehicles, and specifically conversion of existing buses and fleet vehicles to zero-emission electric or hybrid and the demand for new buses and fleet vehicles with zero-emission drivetrain systems, include:

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

•	the availability of service for zero-emission electric vehicles;
•	the environmental consciousness of owners of diesel- and gasoline-powered buses, truck and other fleet vehicles;
•	changes in the cost of oil and gasoline;
•	government regulations and economic incentives, including a change in the administrations and legislations of federal and state governments, promoting fuel efficiency and alternate forms of energy;

•	access to charging stations both public and private, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric vehicle;
•	the availability of tax and other governmental incentives and rebates to purchase and operate electric vehicles or future regulation requiring increased use of zero-emission or hybrid vehicles;
•	perceptions about and the actual cost of alternative fuel; and
•	macroeconomic factors.

Additionally, we have limited experience in introducing new products, as we commenced production and deliveries of our products within the most recent two years. To the extent that we are not able to build our products in accordance with customer expectations, our future sales could be harmed.

We may also become subject to regulations that require us to alter the design of our drivetrain systems, which could negatively impact consumer interest in our drivetrain systems.

The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles or drivetrain systems, which would materially adversely affect our business, operating results, financial condition and prospects.

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

Most of our existing and potential competitors, including Ford, Nissan, Navistar, Freightliner, Mercedes-Benz, Odyne Systems, Lightning Systems, Nordresa, Workhorse, Chanje, Zerotruck, Mitsubishi/Fuso, BYD, Proterra, TransPower, Lion Electric Company and Motiv, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results.

We expect competition in our industry to intensify in the future in light of anticipated increased demand for alternative fuel vehicles and to continued globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and to our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new products or services that compete with or surpass the quality, price or performance of our products or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. A disruptive technology advancement in the electric vehicle industry by a competitor, such as in energy storage, traction motors or power electronics, could affect the sales of our products.

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

The sales cycle for our business, from initial contact with a potential lead to contract execution and implementation, typically takes significant time and is difficult to predict. Our sales cycle in some cases has lasted up to six to nine months or more. Our sales efforts involve educating our customers about the use, capabilities and benefits of our products and services. Some of our customers undertake a significant evaluation process that frequently involves not only our products and services but also the offerings of our competitors. This process can be costly and time-consuming. In addition, once a customer is inclined to purchase our products, their ability in most cases to issue a purchase order is dependent on being granted funding toward the purchase. It is very difficult for us, or our customers, to predict the timing of the release of such funding, and specifically whether they will receive any of it. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. The substantial time and money spent on our sales efforts may not generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and our drivetrain systems.

Significant developments in alternative technologies, such as advanced diesel, ethanol and other renewable fuels, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, compressed natural gas or propane which are abundant and relatively inexpensive in North America, may emerge as consumers’ preference. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission electric or hybrid drivetrain systems which could result in the loss of competitiveness of our drivetrain systems, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in zero-emission electric drivetrain system or hybrid vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.

There are companies in the zero-emission electric and hybrid vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with the vehicles that utilize our technology. Our competitors could be able to duplicate our technology or provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission electric or hybrid drivetrain system technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in zero-emission electric or hybrid drivetrain system technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission electric or hybrid drivetrain system technology. As technologies change, we plan to upgrade or adapt our drivetrain systems and introduce new drivetrain systems in order to continue to provide drivetrain systems with the latest technology, in particular battery cell technology. However, our drivetrain systems may not compete effectively with alternatives if we are not able to source and integrate the latest technology into our drivetrain systems. For example, we do not manufacture most of the high cost items required for our conversion kits, including battery cells, which makes us dependent upon other suppliers of battery cell technology for our battery packs. If for any reason we are unable to keep pace with changes in commercial electric and hybrid vehicle technology, particularly battery technology, our competitive position may be adversely affected.

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

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our zero-emission drivetrain systems relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our zero-emission drivetrain systems.

We incur significant costs related to procuring the materials and components required to build our drivetrain systems and convert electric and hybrid vehicles. As a result, without including the impact of government or other subsidies, incentives, or tariffs, our costs and therefore the purchase prices for our commercial zero-emission electric and hybrid vehicles and/or converting commercial vehicles currently are substantially higher than the purchase prices for gas or diesel-fueled vehicles with comparable features.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our zero-emission drivetrain systems, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission electric and hybrid vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us, and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our anticipated growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Any failure to manage our anticipated growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations and further significant expansion will be required, especially in connection with drivetrain system manufacturing, service and warranty requirements. The requirements of being a public company have significantly increased our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We may in the future hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our zero-emission electric and hybrid vehicles, the timing of which will depend on the success of our sales efforts. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing zero-emission electric and hybrid vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, which could seriously harm our business and prospects.

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

If our zero-emission electric and hybrid drivetrain systems fail to perform as expected, our ability to develop, market and sell our drivetrain systems could be harmed.

Our zero-emission drivetrain systems or vehicles that contain our drivetrain systems may not perform in a manner that is consistent with our customers’ expectations for a variety of reasons. If our drivetrain systems or vehicles that contain our drivetrain systems were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or any other failure of vehicles that contain our drivetrain systems to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, which could have a material adverse impact on our ability to develop, market and sell our zero-emission drivetrain systems and vehicles. For example, should we have a significant sale of either new vehicles or re-power drivetrain systems and a defect (from supplier-purchased product or internally assembled components) were to be discovered after delivery that could not be corrected in a timely manner, we could suffer an adverse public relations event that harms the company in a way that it may not be able to recover from, or which turns out to be so costly as to cause a significant loss. Although we attempt to remedy any issues we observe in our drivetrain systems as effectively and as rapidly as possible, such efforts may not be timely, may hamper production or may not provide satisfaction to our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our zero-emission drivetrain systems. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to customers. Further, the performance of our zero-emission drivetrain systems may be negatively impacted by other factors, such as limitations inherent in existing battery technology and extreme weather conditions. Our zero-emission drivetrain systems have not yet been evaluated by NHTSA for its 5-Star Safety Ratings, and while based on our internal testing we expect to obtain acceptable ratings, this may not occur.

Any vehicle product defects or any other failure of our commercial zero-emission electric or hybrid drivetrain systems to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, customer losses and lost revenue, any of which could have a material adverse impact on our business, financial condition, operating results and prospects.

We are dependent on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

We build zero-emission electric drivetrain systems and re-power drivetrain systems from components supplied by third parties. For example, we rely on third parties for batteries, traction motors, power electronics, connectors, cables, and metal fabrication for battery storage boxes. As a result, we are particularly dependent on those third parties to deliver raw materials, parts, components and services in adequate quality and quantity in a timely manner and at reasonable prices. Some components of our drivetrain systems include materials such as copper, lithium, rare-earth and strategic metals that have historically experienced price volatility and supply interruptions. In addition, we do not currently maintain long-term agreements with our suppliers with guaranteed pricing because we cannot at this time guarantee them adequate volume, which exposes us to fluctuations in component, materials and equipment prices and availability.

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

In cases where we rely on a sole supplier for a component or system, if there is an interruption of supply or increased industry demand it may be difficult for us to substitute one supplier for another, increase the number of suppliers or change one component for another in a timely manner or at all. Additionally, many of our current suppliers are small companies that produce a limited number of specialized products. If any of these suppliers were to go out of business or be acquired by a competitor of ours or any other third party that decides to discontinue our supply relationship, we would need to find an alternative supplier, which we may not be able to do. For example, on December 1, 2018, Cummins informed us that it intends to terminate the exclusive agreement we entered into with EDI for the manufacturing of our zero-emission electric drivetrain systems for sale to Blue Bird for installation in its Type C and D school bus product lines agreement effective as of May 30, 2019. While we are currently in discussions with Cummins regarding the agreement and our future manufacturing process, if we are unable to maintain a consistent, high quality and cost-effective supply chain, our business, prospects, financial condition and operating results could be adversely affected.

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our zero-emission electric drivetrain systems. We may experience delays due to supply chain disruptions with respect to any of our zero-emission drivetrain systems and any other future products we may produce. In addition, our currently ongoing transition from low to high volume production tooling for our zero-emission drivetrain systems may take longer than expected which may adversely impact our short-term financial results.

Changes in business conditions, domestic and foreign regulations (including tariffs), labor issues, wars, governmental changes, natural disasters and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner, or that we could engineer replacement components ourselves.

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

The inability of these suppliers to deliver, or their refusal to deliver, necessary raw materials, parts and components of our zero-emission drivetrain systems and services in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our financial condition and operating results. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

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

We have become increasingly dependent on information technology and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are increasingly dependent upon information technology systems and infrastructure in connection with the conduct of our business. We must routinely update our information technology infrastructure and our various information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline, and we may suffer financial damage or other losses as a result of lost or misappropriated information.

If our suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

We do not control our independent suppliers or their business practices and, as such, they may not comply with ethical or legal business practices, such as environmental responsibility, fair wage practices, appropriate sourcing of raw materials, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our zero-emission drivetrain systems or hybrid vehicle technology if, as a result of such violation, we were to attract negative publicity. If we, or others in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Our business success will depend in part on the success of our strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Our business success will depend in part on our ability to continue to successfully manage and enter into productive strategic relationships with third parties. We depend on various third parties to provide critical parts for our process. We currently maintain strategic relationships with key manufacturers of components we require for our electric drivetrain systems and re-power conversion kits. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully sell our products and services, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

While we may be able to establish alternate supply relationships or engineer replacement components for any single source components, we may be unable to do so in the short term, or at all, at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for most of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our drivetrain systems may be time consuming, costly and may force us to make additional modifications to a drivetrain system’s design, or at a minimum require us to delay delivery of orders.

We currently have and are seeking to establish new relationships with third parties to provide alternative parts sources, such as batteries, controllers and battery management systems. For example, we continue to test additional battery manufacturers’ products in order to have back-up options should our existing supplier have delivery or quality issues. However, we may not be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. Our strategic relationships for batteries, motors and controllers will keep us competitive if maintained properly. We may not be able to offer benefits to companies that we would like to establish and maintain strategic relationships with. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

Our suppliers must scale their zero-emission drivetrain system manufacturing, assembling, and converting processes effectively and quickly from low volume production to high volume production.

We have no experience to date in high volume manufacturing, assembling, and converting to commercial electric and hybrid vehicles. Our existing production model utilizing third parties may not be well suited for the high-volume production we hope to require to scale our business. We do not know whether we or our existing suppliers will be able to develop efficient, low-cost manufacturing, assembly and converting capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required, to successfully develop our business. Any failure by us or our suppliers to develop such manufacturing, assembly and converting processes and capabilities and reliable sources of component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

The ability of our suppliers to scale their zero-emission drivetrain system manufacturing, assembling, and converting processes is in part dependent on ours and their supply chain and on our collective ability to execute on our decentralized production strategy. Even if we and our suppliers are successful in developing our high-volume manufacturing, assembly and converting capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we or our third party suppliers integrate may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we or our suppliers experience disruptions in our respective supply chains or if we or they cannot obtain materials of sufficient quality at reasonable prices.

The complexity in our business is expected to grow as we introduce new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our zero-emission drivetrain systems as well as limited experience allocating our available resources among the design and production of multiple zero-emission drivetrain systems. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

If we and our suppliers are unable to scale our respective existing assembly processes and systems quickly while maintaining our current quality level, including as a result of supply chain constraints and inability to manage complexity in our business, we may be unable to meet our customers’ vehicle quality and quantity requirements or our forecasted production schedule or lower our cost of sales. As a result, we may not be able to meet our customers’ delivery schedules and could face the loss of customers, or be exposed to liability to customers to which we promised delivery, which could adversely affect our business, prospects, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. The zero-emission electric and hybrid vehicle industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our zero-emission drivetrain systems do not perform as expected or malfunction and personal injury or death results. Our risks in this area are particularly pronounced given the limited field experience of our zero-emission systems, number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our drivetrain systems and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results.  We have added product liability insurance on a claims-made basis for all our zero-emission systems with appropriate annual limits. However, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition.

In connection with the development and sale of our zero-emission drivetrain systems, we may need to comply with various safety regulations and requirements with which it may be expensive or difficult to comply. For example, we may be subject to compliance from CARB and NHTSA. In addition, we may be subject to various other federal and state-level requirements.

We may be compelled to undertake product recalls.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We may at various times, voluntarily or involuntarily, initiate a recall if any of our zero-emission drivetrain system components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on vehicles that utilize our technology, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a two-year warranty on parts and workmanship and a five-year warranty on batteries with every zero-emission drivetrain system. Most of our warranty offering, with the exception of workmanship, is covered by the component manufacturers’ warranty. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the standard warranty to cover additional services for an additional three-year period or 100,000 miles, whichever comes first. The warranty is similar to other providers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the drivetrain system. We plan to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we have only recently begun delivering our first zero-emission drivetrain systems, and we have extremely limited operating experience with our drivetrain systems, we therefore have little experience with warranty claims for these zero-emission drivetrain systems or with estimating warranty reserves. We will monitor our warranty reserves based on our actual warranty claim experience. We may be required to provide for increases in warranty reserves in the future. As of December 31, 2018, we recorded warranty reserves of $99,750 against sales recorded through that date. Our future warranty reserves may not be sufficient to cover all claims or our limited experience with warranty claims may not adequately address the needs of our customers to their satisfaction.

Our insurance strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to claims resulting from products liability, employment-related actions, class-action lawsuits, accidents, acts of God and other actions against us.  Additionally, our insurance coverage may be insufficient to cover all existing and future claims against us. We may be compelled to expend significant time and resources defending any such claims, and a loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

If we are unable to design, develop, market and sell zero-emission electric and hybrid drivetrain systems and other product offerings that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new zero-emission electric or hybrid drivetrain systems or vehicles containing them, or address new market segments or develop a broader customer base. To date, we have focused our business on the sale of zero-emission electric drivetrain systems and have targeted owners of buses and commercial fleets. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend to additionally target trucks (all classes inclusive of 1–8) and vans under 14,000 pounds GVWR, which is a much different market from that of our current zero-emission drivetrain systems. Successfully offering a drivetrain system in this market requires delivering a drivetrain system with different characteristics at a price that is competitive with other similar drivetrain systems. We have only recently completed the design, component sourcing or manufacturing process for these drivetrain systems, and taken delivery of our initial truck, chassis and cargo van vehicles, so it is difficult to forecast their eventual cost, manufacturability or quality, and is equally difficult to project market acceptance and our ability to generate sales in volumes as we currently intend.. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric or hybrid vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $220,000, respectively, per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could expire, be exhausted, be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments, as well as many national governments within the European Union, are facing political changes, fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission electric and hybrid vehicles. In addition, grants made by the DOE under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric or hybrid vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric or hybrid vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it could have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.

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

Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third party bus and truck facilities to process our new vehicles and conversions. This plan may not prove to be workable and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric and hybrid commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements are now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission electric or hybrid vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service vehicles that utilize our technology, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing vehicles that utilize our technology will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.

Traditional providers do not necessarily provide maintenance and repair services directly. Customers must instead service their vehicles through franchised dealerships or through third party maintenance service providers. We are pursuing a number of agreements to provide third party service for us. However, it is unclear when or even whether such third party service providers will be able to acquire the expertise to service our zero-emission electric and hybrid commercial vehicles. As vehicles that utilize our technology are placed in more locations, we may encounter negative reactions from our customers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional commercial vehicles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects

Our decentralized assembly, sales and service model will present numerous challenges and we may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

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

Our commercial zero-emission electric and hybrid drivetrain systems, the sale of motor vehicles in general and the electronic components used in vehicles are subject to substantial regulation under international, federal, state and local laws. We may incur in the future increased costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative and renewable energy currently are evolving and we face risks associated with changes to these regulations or new regulations. These risks include the following:

•	Changes to the regulations governing the assembly, transportation and disposal of lithium-ion batteries;
•

Revisions in motor carrier safety laws in the United States to further enhance motor vehicle safety generally and to ensure that electric vehicles achieve levels of safety commensurate with other cars, trucks, and buses could increase the costs associated with the component parts and the manufacture, assembly, and conversion of our drivetrain systems; and

•

Revisions in consumer protection laws to ensure that consumers are fully informed of the particular operational characteristics of vehicles could increase our costs associated with warning labels or other related customer information dissemination.

To the extent the laws governing our business and vehicles change, some or all of our zero-emission drivetrain systems may not comply with applicable international, federal, state or local laws, and certain of the competitive advantages of our drivetrain systems may be reduced or eliminated, which could have an adverse effect on our business. Furthermore, compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with changes in regulations or new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial zero-emission electric or hybrid vehicles.

Sales of our zero-emission electric and hybrid vehicles are and/or will be subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our drivetrain systems to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell drivetrain systems in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. We intend to contract with vehicle dealers to sell our drivetrain systems but we have no assurance at this time that we will successfully contract with vehicle dealers and distributors to sell our drivetrain systems.

We may face risks associated with our international business.

We plan to develop our business internationally. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, would subject us to extensive United States, European Economic Area and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws would be costly and may expose us to penalties for non-compliance. If we are successful in developing our international activities, we expect that such operations would be subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various United States and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977 and anti-money laundering laws;
•	differing regulatory requirements for obtaining clearances or approvals to market our products;
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations and other regulatory and contractual production costs and/or limitations on our ability to sell our products in certain foreign markets;
•	fluctuations in foreign currency exchange rates;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	imposition of differing labor laws and standards;
•	economic, political or social instability in foreign countries and regions;
•

an inability, or reduced ability, to protect our intellectual property, including our patented zero-emission drivetrain system design, including any effect of compulsory licensing imposed by government action; and

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

We and our operations may, once we begin production of our drivetrain systems through third party agreements, be subject to federal, state and/or local environmental laws and regulations, including laws relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations may be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations. These laws can give rise to liability for investigatory costs, administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, responsibilities to investigate and take corrective or remedial actions, suspension of production or a cessation of our operations.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services or products and services similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed. In addition, we might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

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

In many of our zero-emission electric or hybrid drivetrain systems we use battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If any such events occur in our commercial electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall.

The battery packs in our manufactured or converted vehicles will use lithium-ion cells, which have been used for years in laptop computers, cell phones and electric vehicles. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers, cell phones, and Tesla, Inc.’s electric vehicles bursting into flames have focused consumer attention on the safety of these cells. More recently, a limited number of side-impact tests carried out by NHTSA on non-commercial passenger vehicles containing lithium-ion batteries and thermal management systems containing liquid coolant have resulted in post-collision fires under certain conditions. Any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our electric vehicles. These events have raised questions about the suitability of lithium-ion cells for automotive applications. A field failure of our battery packs may occur, particularly if one of our manufactured or converted vehicles is involved in a collision, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our manufactured or converted vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity or negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve vehicles that utilize our technology, could seriously harm our business, prospects, financial condition and operating results.

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

Our business depends on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities.

Our success depends upon the continued service of Mr. Reynolds, our Chairman, CEO and President, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. While we have employment contracts with Mr. Reynolds and Mr. Menerey, our Chief Financial Officer, we do not have fixed term employment agreements with any of our other management employees, all who could terminate their relationship with us at any time. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition, especially in California, for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles, zero-emission electric and hybrid drivetrain systems and conversions. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Reynolds, Mr. Menerey or any other member of our senior management team, or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in zero-emission electric and hybrid vehicles, electric and hybrid drivetrain systems and conversions and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We need sufficient capital to fund our ongoing operations and continue our development. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies. While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months, we will need to engage in additional equity or debt financings to secure additional funds.  We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings to fund our operations.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

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

If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. As of December 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Due to our size, we rely heavily on key management for day-to-day operations and internal controls, and our size and correspondingly limited resources give rise to additional internal control weaknesses, including our disclosure controls.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Under previous tax laws, these NOLs, if not utilized, would have begun to expire from 2032 through 2036 for federal and state purposes, respectively. These net operating loss carryforwards could have expired unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Due to changes in federal tax laws under the Tax Cuts and Jobs Act of 2017, the NOLs, while limited to 80% in terms of amounts to be utilized, do not expire. California tax law has not changed to conform to the new federal law on NOLs, and the information above thus still applies to our California NOLs.

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

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations-as reported on the Nasdaq Capital Market (“Nasdaq”) during the year ended December 31, 2018, our stock price reached highs of $5.14 and lows of $0.16, with daily trade volumes reaching a high of 40,058,400 and a low of 9,300. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have filed securities class action litigation following periods of market volatility. In August 2018, a purported class action lawsuit was filed in California against us, certain of our executives officers, and the two underwriters of our offering of common stock under Regulation A in June 2017, which alleges that documents related to our June 2017 offering contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. Additionally, we could in the future be the target of additional litigation. Any such litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition.

The warrants issued in connection with our January 2018 public offering contain anti-dilution rights which could cause their exercise price to be reduced and the number of shares underlying such warrants to be correspondingly increased, which could result in substantial dilution to our existing stockholders and adversely affect the market price of our securities.

The warrants issued and sole in our January 2018 public offering include anti-dilution rights, which provide that if, at any time the warrants are outstanding, we issue or are deemed to have issued any shares of common stock or securities that are convertible into or exchangeable for shares of common stock (except for certain exempt issuances, including the issuance of certain stock options, shares of common stock upon the exercise of securities outstanding prior to January 2018 and securities issued in connection with certain acquisitions or strategic transactions) for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced to the price per share of such new issuance. Further, simultaneously with any adjustment to the exercise price of such warrants, the number of shares of common stock that may be purchased upon exercise of such warrants will be increased or decreased proportionately, such that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock underlying such warrants will be the same as the aggregate exercise price in effect immediately prior to such adjustment. To the extent that we issue or are or deemed to have issued securities for consideration that is substantially less than the exercise price of the warrants issued in our January 2018 public offering, holders of our common stock will experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights may prevent us from seeking additional financing, which would adversely affect our ability to finance our operations and continue to support our growth initiatives.

We have and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which adversely affect our operating results.

As a newly public company, and particularly after we are no longer an emerging growth company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting, corporate governance requirements, and investor relations expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have adapted to the requirements of being a public company and devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we have incurred substantially higher costs to obtain increased coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. As previously reported, on August 16, 2018, we received a letter from the staff of the Listing Qualifications Department of Nasdaq (“Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under Nasdaq’s Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were automatically afforded an initial “compliance period” of 180 calendar days following the date of the notification, or until February 12, 2019, to regain compliance with the Minimum Bid Price Requirement. Although we did not regain compliance with the Minimum Bid Price Requirement by February 12, 2019, we received a letter from the Staff on February 13, 2019 notifying us that, pursuant to Listing Rule 5810(c)(3)(A), we were eligible for an additional “compliance period” of 180 calendar days, or until August 12, 2019, to regain compliance with the Minimum Bid Price Requirement. The Staff’s determination in the February 13, 2019 notification letter was based on us meeting, as of the last day of the initial “compliance period”, the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the Minimum Bid Price Requirement, and our written notice to NASDAQ of our intention to regain compliance by effecting a reverse stock split, if necessary. We may achieve compliance during this additional 180 calendar day “compliance period” if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 consecutive business days, prior to August 12, 2019.

If we choose to implement a reverse stock split in order to regain compliance with the Minimum Bid Price Requirement, we must complete the split no later than 10 business days prior to August 12, 2019 in order to timely regain compliance. If we do not regain compliance by August 12, 2019, the Staff indicated that it will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel (“Panel”). Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal any delisting determination by the Staff to the Panel, that such appeal would be successful. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate 34.47% of our outstanding common stock as of February 6, 2019. This percentage includes both outstanding shares of common stock and stock options that are vested and exercisable as of that date. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of our common stock.

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

We maintain our principal office in Corona, California and additional office and storage space in Los Altos, Pomona, Santa Ana, San Francisco, and Stockton, California under a combination of leases and subleases that are month-to-month or expire in February 2023. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara.  On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion.  We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint and a second amended complaint. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq under the symbol “ADOM”.

Holders

As of February 7, 2019, we had approximately 122 record holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and cause to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design and cause to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems. We expect to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside, OEM partners located in China, Malaysia and the Philippines, that can be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our drivetrain systems can include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission systems may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

In addition to providing the zero-emission all-electric and hybrid drivetrain systems and re-power conversion kits mentioned above, we are also a provider of new zero-emission electric and hybrid vehicles focused on total cost of ownership. Our drivetrain systems and vehicles are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability, in addition to the health benefits that are a benefit of this technology.

We generated minimal revenue from inception through June 30, 2018. For the year ended December 31, 2018, we generated $5.0 million, most of which we generated in the second half of 2018. For the years ended December 31, 2018 and 2017, our net losses were $11.0 million and $21.9 million, respectively.

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

Investment in Growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission systems; design, develop and manufacture our drivetrain systems and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Zero-emission electric and hybrid drivetrain system experience. Our dealer and service network is not currently established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric and hybrid drivetrain systems experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

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

Revenue Growth from Additional Geographic Markets. We believe that growth opportunities for our products exist internationally, as well. Our future performance will depend in part upon the growth of these additional markets. Accordingly, our business and operating results will be significantly affected by our ability to timely enter and effectively address these emerging markets and the speed with which and extent to which demand for our products in these markets grows.

Components of Our Results of Operations

Sales

Sales are recognized from the sales of advanced zero-emission electric and hybrid drivetrain systems for fleet vehicles, from the sale of new, purpose-built zero-emission electric or hybrid vehicles, and from contracting to provide engineering services. Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our consolidated financial statements included in Part IV of this Annual Report.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all corporate and administrative functions that support our company, including personnel-related expense and stock-based compensation costs; costs related to investor relations activities; warranty costs, including product recall and customer satisfaction program costs; consulting costs; marketing-related expenses; and other expenses that cannot be included in cost of sales.

Consulting and Research and Development Expenses

These expenses are related to our consulting and research and development activity.

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Sales

	Year Ended December 31,
In thousands, except percentages	2018	2017	$ Change	% Change
Sales	$5,011	$425	$4,586	1,079.06%

Sales were $5.0 million and $425,000 for the years ended December 31, 2018 and 2017, respectively. The increase in sales is primarily due to products and services sold to Blue Bird, and work performed under a DOE grant awarded to Blue Bird for which we were selected to provide products and services.

Cost of Goods Sold

	Year Ended December 31,
In thousands, except percentages	2018	2017	$ Change	% Change
Cost of goods sold	$4,878	$479	$4,399	918.37%

Cost of goods sold was $4.9 million and $478,772 for the years ended December 31, 2018 and 2017, respectively. The increase is primarily due to costs related to products and services sold to Blue Bird, and work performed under the DOE grant discussed in “Sales” above, as well as a $15,000 write-down of inventory carrying cost recorded during the three months ended March 31, 2018.

Operating Expenses

	Year Ended December 31,
In thousands, except percentages	2018	2017	$ Change	% Change
General and administrative[1]	$10,651	$18,705	$(8,054)	-43.06%
Consulting	171	2,252	(2,081)	-92.41%
Research and development	686	587	99	16.87%
Total operating expenses, net	$11,508	$21,544	$(10,036)	-118.60%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
In thousands, except percentages	2018	2017	$ Change	% Change
Stock-based compensation expense	$6,410	$15,039	$(8,629)	-57.38%

General and Administrative Expenses

General and administrative expenses were $10.7 million and $18.7 million for the years ended December 31, 2018 and 2017, respectively.  The decrease is primarily due to decreases of $8.6 million in non-cash stock-based compensation expense and  in other general and administrative expenses, offset by increases of $351,266 in legal and professional fees, $130,000 in bad debt expense, and $119,670 in insurance expense. The decrease in stock-based compensation expense primarily relates to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain employees and directors in March 2017.

Consulting

Consulting expenses were $170,824 and $2.3 million for the years ended December 31, 2018 and 2017, respectively.  The decrease is primarily due to the issuance of a warrant to purchase 350,000 shares of common stock, which was valued at $1.2 million, and the payment of $800,000, in each case pursuant to the terms of a settlement agreement we entered into during the six months ended June 30, 2017.

Research and Development Expenses

Research and development expenses were $686,367 and $586,899 for the years ended December 31, 2018 and 2017, respectively.  The increase is primarily due to expanded product development in 2018.

Interest Expense

	Year Ended December 31,
In thousands, except percentages	2018	2017	$ Change	% Change
Interest expense, net	$46	$501	$(455)	-90.82%

Interest expense consists of the following:

•	accrued third party finance charge amortization;
•	accrued benefit conversion features applicable to debt instruments; and
•	accrued interest on existing debt.

Interest expense was $46,362 and $501,857 for the years ended December 31, 2018 and 2017, respectively. The decrease is primarily due to the repayment of the $2,149,000 of remaining principal and accrued and unpaid interest outstanding under our 9% secured notes, originally issued during 2015, upon receipt of the proceeds from our follow-on offering in January 2018 (see Note 6 to the consolidated financial statements included in this Annual Report).

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended December 31,
In thousands	2018	2017
Cash flows used in operating activities	$(4,511)	$(5,578)
Cash flows used in investing activities	(3,705)	(614)
Cash flows provided by financing activities	9,529	7,700
Net increase in cash and cash equivalents	$1,313	$1,508

Cash Used in Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of the non-cash stock-based compensation and warrant amounts. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the year ended December 31, 2018 was $4.5 million, as a result of a net loss of $11.0 million, stock-based compensation expense of $6.4 million, other non-cash charges of $643,415, and changes in operating assets and liabilities that used $516,738 in cash. Accounts receivable increased by $996,622 due to 2018 sales activity and the timing of accounts receivable receipts. Other current assets increased by $496,118,  primarily due to increases in deposits for inventory and prepaid insurance premiums.  Inventory decreased by $210,000 due to the sale of a bus, previously held in inventory as of December 31, 2017, and sold during 2018. Other non-current assets increased by $70,977 due primarily to the amortization of the right-of-use asset established in conjunction with the new lease accounting standard. Accounts payable increased by $312,280, primarily due to 2018 sales activity and the timing of payment for product purchases. Accrued liabilities increased by $453,605, due primarily to production costs of $365,420 and increases in other ongoing accrual accounts.  Other non-current liabilities decreased by $70,500 due to reclassification as current liabilities in conjunction with the new lease accounting standard.

Net cash used in operating activities during the year ended December 31, 2017 was $5.6 million, as a result of a net loss of $21.9 million, stock-based compensation expense of $15.0 million, other non-cash charges of $1.6 million, and changes in operating assets and liabilities that used $367,124 in cash. Other current assets increased by $672,150 due primarily to increases in other receivables of $276,314 and prepaid expenses of $395,836, primarily relating to deposits for inventory. Accrued liabilities increased by $359,265 due primarily to the accrual of employee bonuses of $105,594, accrued franchise taxes of $99,400, a current liability established relating to the new lease accounting standard of $70,492, and other accrued expenses of $83,779. Non-current liabilities increased by $289,012 due to the addition of a non-current liability established in conjunction with the new lease accounting standard. Other non-current assets increased by $266,904 due primarily to the $359,504 addition of a right-of-use asset established in conjunction with the new lease accounting standard, offset by a decrease in deposits of $92,600. Additionally, accounts payable decreased by $76,345.

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

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 was $3.7 million, due to the purchase of liquid marketable securities in the amount of $3.9 million, the repayment of a $500,000 note receivable from a third party, the issuance of a $200,000 note receivable to another third party, and $79,739 for the acquisition of property and equipment.

Net cash used in investing activities during the year ended December 31, 2017 was $612,856, due to the issuance of a $500,000 note to a third party, and $112,856 for the acquisition of property and equipment relating to the lease of our new office facility.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 was $9.5 million, due to approximately $9.8 million in net proceeds from the closing of our follow-on offering on January 9, 2018, $1.7 million in net proceeds received under our line of credit with Morgan Stanley and $99,470 in proceeds received from the exercise of stock options, offset by the $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Net cash provided by financing activities during the year ended December 31, 2017 was $7.7 million due to net proceeds of $12.6 million received from the closing of our initial public offering under Regulation A and net notes payable proceeds of $500,000, reduced by a $3.6 million repayment of notes payable principal, and related interest of $346,736. The net increase was further offset by payments for costs related to our offering under Regulation A of $1.7 million and payments made for our follow-on offering of $75,500.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offerings of common stock under Regulation A in June 2017 and units in January 2018, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable. Prior to 2015, a significant portion of this funding was provided by affiliated stockholders, as discussed below and in Note 6 to the consolidated financial statements contained elsewhere in this Annual Report, although we raised significant equity capital in late 2015, and also raised the majority of our previously outstanding notes in 2015 from non-affiliated third parties.

As of December 31, 2018, we had cash and cash equivalents of $3.8 million, and short-term liquid marketable securities of $3.9 million. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts.

Debt

As of December 31, 2016, we had borrowed $645,000 from Acaccia Family Trust, formerly a related party, and other parties by issuing notes convertible into our common stock at prices ranging from $0.10 per share to $0.50 per share. On January 30, 2017, the notes plus accrued interest, a total of $725,584, converted into 6,868,578 shares of our common stock. As of December 31, 2016, we also had outstanding a total of $4,255,325 of secured promissory notes, net of $884,700 principal amount of these secured notes that were exchanged for 884,700 shares of common stock on September 1, 2016. In November 2016, we borrowed $500,000 from an unaffiliated stockholder for working capital needs and, in March 2017, borrowed an additional $500,000 from the same stockholder for additional working capital required due to delays in completing our offering under Regulation A. In December 2016, we borrowed $500,000 from a third party pursuant to a secured promissory note, and immediately made a $500,000 loan to another third party who operates in the zero-emissions drivetrain system technology industry. All notes referenced in this paragraph were scheduled to mature in 2017. In connection with the initial closing of our offering under Regulation A, on May 12, 2017, we repaid the $1,500,000 outstanding under the three unsecured notes that we issued in November 2016, December 2016 and March 2017, respectively.

Regulation A Offering

On June 9, 2017, we completed an offering of common stock under Regulation A. We sold 2,852,275 shares of common stock for gross proceeds of approximately $14.6 million, of which approximately $1.7 million was paid to certain selling stockholders for 342,273 shares of common stock they sold in the offering. Net proceeds, after deducting commissions, expenses, and fees of approximately $2.5 million, were approximately $10.0 million.

Follow-On Public Offering

On January 9, 2018, we completed a public offering of 3,666,667 units for gross proceeds of $11.0 million. For each unit sold in the offering, we issued one share of our common stock and a warrant to purchase 1.5 shares of our common stock at an exercise price of $4.50. Net proceeds, after deducting commissions, expenses, and fees of approximately $1.2 million, were approximately $9.8 million.

2015 Note Financing and Warrants to Purchase Common Stock

During 2015, we issued two-year secured promissory notes to third party lenders in an aggregate principal amount of $5,147,525 (the “Note Financing”).  As of December 31, 2017, we had repaid $2,106,325 of principal outstanding under such notes, and related cumulative interest of $986,007. The secured promissory notes were due initially on various dates between January 31 and November 30, 2017. Prior to the maturity dates of the notes, we exercised our option to extend the maturity dates six months pursuant to the provisions of such notes. The notes bore interest at an annual rate of 9%, payable monthly in arrears. The note obligations were secured by a lien on all of our assets. On September 1, 2016, holders of $884,700 of principal amount of the notes exchanged their notes for 884,700 shares of our common stock, thereby reducing the principal amount outstanding under the notes to $3,195,325. The remaining outstanding balance of $2,149,000 at December 31, 2017 was repaid in early January 2018 from the proceeds of the follow-on offering discussed above.

In connection with the Note Financing, in 2015, we agreed to issue a warrant to a third party to purchase 1,250,000 shares of our common stock at $4.00 per share, exercisable through September 1, 2021. On September 1, 2016, we issued the warrant to such third party.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.6 million at December 31, 2018, and borrowings under the line may not exceed 95% of our cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of December 31, 2018, the principal amount outstanding under this line of credit was $1.7 million, and the undrawn borrowing availability was $5.3 million.

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

Indemnification Agreements

As we have generated sales, we have provided customers with indemnification of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. We do not estimate the costs related to these indemnification provisions to be significant and are unable to determine the maximum potential impact of these indemnification provisions on our future results of operations. In addition, we have directors and officers liability coverage to further mitigate our indemnification exposure. No demands have been made upon us to provide indemnification and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations, or consolidated cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the preparation of the financial statement information presented in this report are not significant because we have not generated any appreciable revenue. Therefore, we have not had to make assumptions or estimates related to a reserve for bad debt expense. As to future warranty costs to be incurred, we recorded a warranty reserve against 2018 revenue and will continue to evaluate the provision for such expenses in the future. These two items will have significant potential impact on our consolidated financial statements in the future. We also have no significant current litigation on which we have to provide reserves or estimate accruals and our investment to date in property, plant and equipment has not been significant. We therefore have not had to rely on estimates related to impairment. We have not generated any taxable income to date, so have not had to make any decisions about future profitability that would impact recording income tax expense. Assuming we are able to generate future profits by executing our business plan, these areas, among others, will most likely be our critical accounting policies and estimates.

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.  The adoption of ASC Topic 606 did not result in a cumulative impact on us as of January 1, 2018 and the application of ASC Topic 606 had no impact on our statement of operations for the year ended December 31, 2018.

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

Fair Value Measurement

The carrying values of our financial instruments, including cash, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. FASB ASC No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of ASC Topic 606. The Company will implement this change beginning in 2019, however, the Company believes it will have minimal impact to its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Companies and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  Part I of this amendment addresses complexities of accounting for certain financial instruments with down round features, and Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. For public entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in Part II require no transition guidance, as the amendments have no accounting effect. The Company has chosen to early-adopt this ASU, effective January 1, 2018, however, this amendment has no impact on our financial statements as of December 31, 2017.

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

As we continue our commercialization efforts internationally, we may generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which we expect to be denominated in Chinese Yuan. As a result, if and when the operations of ADOMANI China, our wholly owned subsidiary organized under the laws of China, expand in the future, our revenue may be significantly impacted by fluctuations in foreign currency exchange rates. We may face risks associated with the costs of raw materials, primarily batteries, as we go into production. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales will be largely denominated in the same foreign currency, which may mitigate our foreign currency exchange risk exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ADOMANI, Inc.

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADOMANI, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 19, 2019

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,759	$2,446
Marketable securities	3,949	—
Accounts receivable	997	—
Notes receivable, net	300	1,000
Inventory, net	—	225
Other current assets	1,175	778
Total current assets	10,180	4,449
Property and equipment, net	150	487
Other non-current assets	503	386
Total assets	$10,833	$5,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342	$30
Accrued liabilities	968	514
Notes payable, net	—	2,149
Line of credit	1,700	—
Total current liabilities	3,010	2,693

Long-term liabilities
Other non-current liabilities	219	289
Total liabilities	3,229	2,982

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2018, and December 31, 2017	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 72,732,292 and 68,070,930 issued and outstanding as of December 31, 2018, and December 31, 2017, respectively	1	1
Additional paid-in capital	61,628	45,316
Accumulated deficit	(54,025)	(42,977)
Total stockholders’ equity	7,604	2,340
Total liabilities and stockholders’ equity	$10,833	$5,322

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Sales	5,011	$425
Cost of sales	4,878	479
Gross profit (loss)	133	(54)
Operating expenses:
General and administrative	10,651	18,705
Consulting	171	2,252
Research and development	686	587
Total operating expenses, net	11,508	21,544
Loss from operations	(11,375)	(21,598)
Other income (expense):
Interest income (expense), net	189	(322)
Other income	138	20
Total other income (expense)	327	(302)
Loss before income taxes	(11,048)	(21,900)
Income tax expense	—	(3)
Net loss	$(11,048)	$(21,903)
Net loss per share to common stockholders:
Basic and diluted	$(0.15)	$(0.33)
Weighted shares used in the computation of net loss per share:
Basic and diluted	72,185,167	66,537,525

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	58,542,350	$1	$18,366	$(21,074)	$(2,707)
Common stock issued due to debt conversion	6,868,578	—	726	—	726
Common stock issued for cash	2,510,002	—	12,550	—	12,550
Offering costs netted against proceeds from common stock issued for cash	—	—	(4,437)	—	(4,437)
Common stock issued for prepaid services cancelled	(100,000)	—	(100)	—	(100)
Common stock issued as offering costs	250,000	—	1,250	—	1,250
Warrants issued for services	—	—	1,241	—	1,241
Warrants issued as offering costs	—	—	681	—	681
Stock based compensation	—	—	15,039	—	15,039
Net loss	—	—	—	(21,903)	(21,903)
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340
Common stock issued for cash, net of offering costs	3,666,667	—	9,803	—	9,803
Common stock issued for stock options exercised	994,695	—	99	—	99
Stock based compensation	—	—	6,410	—	6,410
Net loss	—	—	—	(11,048)	(11,048)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	(11,048)	(21,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	19
Accretion of discount on note receivable	—	(46)
Amortization of debt discount	—	130
Provision for bad debt	200	70
Stock based compensation expense	6,410	15,039
Warrant issued for services	—	1,241
Loss on write-down of property and equipment	385	25
Write-down of inventory	15	89
Write-off of investment	—	120
Write-off of patents	—	5
Changes in assets and liabilities:
Inventory	210	—
Accounts receivable	(997)	—
Other current assets	(496)	(672)
Other non-current assets	71	(267)
Accounts payable	312	(76)
Accrued liabilities	454	359
Other non-current liabilities	(70)	289
Net cash used in operating activities	(4,511)	(5,578)
Cash flows from investing activities:
Purchase of property and equipment, net	(79)	(114)
Investment in marketable securities	(3,926)
Investment in note receivable, net	(200)	(500)
Proceeds from repayment of note receivable	500	—
Net cash provided by (used in) investing activities	(3,705)	(614)
Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	12,550
Advances on line of credit	2,800	—
Principal repayments on line of credit	(1,100)	—
Proceeds from issuance of debt, net of issuance costs	—	500
Proceeds from exercise of stock options	99	—
Principal repayments of debt	(2,149)	(3,606)
Payments for deferred offering costs	(1,121)	(1,744)
Net cash provided by financing activities	9,529	7,700
Net change in cash and cash equivalents	1,313	1,508
Cash and cash equivalents at the beginning of the period	2,446	938
Cash and cash equivalents at the end of the period	$3,759	$2,446
Supplemental cash flow disclosures:
Cash paid for interest expense	$43	$347
Cash paid for income taxes	$—	$—
Non-cash transactions:
Other non-current asset reclassifed to property & equipment	$12	$—
Common stock issued due to debt conversion	$—	$726
Deferred offering costs reclassified to equity	$76	$838
Common stock issued for prepaid services rescinded	$—	$100
Common stock issued as offering costs	$—	$1,250
Warrants issued as offering costs	$—	$681

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) designs and causes to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. The Company also designs and causes to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems. The Company is also a provider of new zero-emission electric and hybrid vehicles focused on total cost of ownership. The Company’s drivetrain systems and vehicles are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability, in addition to the health benefits that are a benefit of this technology.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s consolidated financial statements and related disclosures for the periods ended December 31, 2018 and 2017, have been prepared using the accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd. (“ADOMANI China”), School Bus Sales of California, Inc., and Zero Emission Truck and Bus Sales of Arizona, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition— The Company recognizes revenue from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles and from contracting to provide related engineering services. In May 2014, the FASB issued new accounting guidance, ASC Topic 606, “Revenue from Contracts with Customers”, to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC Topic 606 did not result in a cumulative impact on the Company as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

In applying ASC Topic 606, the Company is required to 1) identify any contracts with customers, 2) determine if multiple performance obligations exist, 3) determine the transaction price, 4) allocate the transaction price to the respective obligation, and 5) recognize the revenue as the obligation is satisfied. Our existing contracts, under our Blue Bird supply agreement, and work performed for Blue Bird Corporation under a DOE grant, are single-performance obligations and, therefore, require no allocation of the transaction price.  The Company recognizes revenue when product is shipped or is billed by its third-party supplier for work performed under the DOE grant. Additionally, the Company records revenue for these sales at gross, rather than net, as the Company is the principal obligor to Blue Bird Corporation for both the supply agreement and the Statement of Work (“SOW”) for the DOE grant, and assumes the risk for non-performance, or non-compliance, related to any work performed by its subcontractor.

Cash and Cash Equivalents— The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $996,621 and $0 as of December 31, 2018 and 2017, respectively.  As nearly the entire trade accounts receivable balance relates to one customer, which the Company believes to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade receivable balance as of December 31, 2018.  The Company also had other receivables of $143,734 and $70,000 as of December 31, 2018 and 2017, respectively.  The Company provided an allowance for other receivables of $70,000 and $70,000 as of December 31, 2018 and 2017, respectively.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market. A valuation allowance is recorded for any inventory determined to be carried at a cost below market. The Company had no inventory on hand as of December 31, 2018.  The Company provided an inventory allowance of $0 and $88,772 as of December 31, 2018 and 2017, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets.  Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $882,050 and $375,030 as of December 31, 2018 and 2017, respectively.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2018 and 2017, the Company recognized a full valuation allowance for all deferred tax assets.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2018 and 2017, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Property and Equipment— Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except leasehold improvements, which are being amortized over the life of the lease term. Property and equipment qualify for capitalization if the purchase price exceeds $2,000. Major repairs and replacements, which extend the useful lives of equipment, are capitalized and depreciated over the estimated useful lives of the property. All other maintenance and repairs are expensed as incurred.

Leases—The Company has early-adopted ASU No. 2016-02, Leases (Topic 842). The amendment requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this amendment is permitted for all entities. While the Company does not anticipate that, going forward, leases will be material to its balance sheet, it chose to early-adopt as of December 31, 2017 due to its entering into new leases during the year. These new leases are the only leases required to be included on the Company’s balance sheet under the new standard. Consequently, the adoption of the new lease standard did not have any impact to prior period information. Further, these leases are operating leases and, therefore, have no income statement impact resulting from the adoption of this standard.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of December 31, 2018 and 2017, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. During 2018 and 2017, $686,367 and $586,899, respectively, were expensed as research and development costs.

Recent Accounting Pronouncements— In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of ASC Topic 606. The Company will implement this change beginning in 2019, however, the Company believes it will have minimal impact to its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Companies and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  Part I of this amendment addresses complexities of accounting for certain financial instruments with down round features, and Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. For public entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in Part II require no transition guidance, as the amendments have no accounting effect. The Company has chosen to early-adopt this ASU, effective January 1, 2018, however, this amendment has no impact on our financial statements as of December 31, 2017.

3. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Furniture and fixtures	$41,799	$38,540
Leasehold improvements	23,338	11,638
Computers	53,704	53,704
Vehicles	67,299	—
Test/Demo vehicles	31,728	407,612
Total property and equipment	217,868	511,494
Less accumulated depreciation	(67,777)	(24,427)
Net property and equipment	$150,091	$487,067

Depreciation and amortization expense was $43,350 and $18,600 for the years ended December 31, 2018 and 2017, respectively. During June 2018, the Company determined that a test/demonstration vehicle would not be further utilized for its intended purpose, thereby affecting future benefits from the asset, and, as such, in June 2018, the Company recognized a loss on write-down of property and equipment of $385,065 relating to the vehicle. The write-down was recorded to research and development expense, as the asset was used as part of research and development activities.

4. Income Taxes

The cumulative estimated net operating loss carry-forward is $19,232,484 and $14,594,776 at December 31, 2018 and 2017, respectively, and will expire in the years 2038 and 2037, respectively. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2018	2017
Net operating loss	973,919	1,179,117
Deferred tax asset attributable to:
Net operating loss carryover	4,038,822	3,064,903
Valuation allowance	(4,038,822)	(3,064,903)
Net deferred tax asset	—	—
Cumulative NOL	19,232,484	14,594,776
Cumulative NOL at 21%	4,038,822	3,064,903

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2018. Should a change in ownership occur, net operating loss carryover may be limited as to use in future years. Federal tax returns for tax years since 2014 are still open for examination by the Internal Revenue Service.

5. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties agreed to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000 due no later than the September 30, 2018 maturity date.  Per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. The borrower failed to pay the $500,000 principal, along with unpaid and accrued extension fees of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by the unaffiliated third party. The Company has accrued an additional fee of $15,000, late fees on the extension fees of $1,750, and is accruing monthly interest at the default rate, which is the stated rate of interest plus 2%, or $4,583, in accordance with the note, until resolution occurs.

The Company loaned an additional $500,000 to another unaffiliated third party in the zero-emissions technology industry in December 2016. This note was subject to monthly interest of $10,000 and was originally scheduled to mature on December 31, 2017. In January 2018, the parties agreed to extend the maturity of the note to April 30, 2018, and in April 2018, the parties agreed to further extend the maturity date of the note until June 30, 2018. In June 2018, the parties agreed to further extend the maturity date of the note to September 30, 2018. The note, as amended, was subject to an extension fee of $55,000 due no later than the September 30, 2018 maturity date.  The borrower repaid the principal outstanding under the note, along with accrued and unpaid interest of $14,603 and extension fees of $55,000, on August 15, 2018.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. The note is reported as an other non-current asset on the consolidated balance sheet as of December 31, 2018.

6. Debt

During 2016, 2015 and 2014, the Company issued convertible notes for total proceeds of $42,160, $20,275 and $207,465, respectively, to Acaccia Family Trust (“Acaccia”), formerly a related party. As of December 31, 2016, the outstanding balance of such convertible notes was $359,000. During 2014, the Company issued convertible notes for total proceeds of $286,000 to various third parties. As of December 31, 2016, and 2015, the aggregate face value of the convertible notes issued to third and related parties was $645,000 and $601,840, respectively. All notes had a three-year maturity and bore interest at rates of 3% or 5% per annum. The terms of such loans permitted conversion of all outstanding principal and accrued interest into shares of common stock, with loans totaling $45,000 convertible at a rate of $0.50 per share and loans totaling $600,000, including the convertible notes issued to Acaccia, convertible at $0.10 per share. During 2016, the Company’s CFO purchased $25,000 of the $645,000 convertible notes outstanding from Acaccia. Effective January 30, 2017, all holders of such convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of common stock (“Common Stock”) in anticipation of its initial public offering (“IPO”) (see Note 7). As of December 31, 2017, all such convertible notes have been converted and no balance remains outstanding thereunder. No gain or loss resulted from the conversion of this debt to equity.

As these notes had an effective conversion price that was less than the fair market value of the Common Stock, these notes gave rise to a beneficial conversion feature totaling $42,160 and $20,275 during 2016 and 2015, respectively, which was recognized as an increase to paid-in capital and a corresponding debt discount. The debt discount was being amortized to interest expense on an effective interest basis over the maturity of the notes. For the years ended December 31, 2017 and 2018, debt discount amortization associated with these notes was $51,935, and $0, respectively, which was recognized as interest expense in the accompanying consolidated statements of operations. The unamortized discount of these convertible notes was $0 at December 31, 2017 and 2018.

During 2015, the Company issued two-year secured promissory notes with an aggregate face value of $5,147,525 to third-party lenders for cash. The notes are secured by all the assets of the Company, matured between January and November 2017 and bear interest at 9%. The Company has notified all holders of the 9% secured notes payable that it was exercising its option to extend the maturity dates six months pursuant to the provisions of the notes. In connection with these notes, the Company incurred debt issuance costs of $514,753, which are being recognized as debt discount and amortized over the life of the notes. During the years ended December 31, 2017 and 2018, the debt discount amortization associated with these notes was $29,006 and $0, respectively, which was recognized as interest expense in the accompanying consolidated statements of operations. As of December 31, 2017, the debt issuance costs associated with these notes have been fully amortized. As of December 31, 2017, the Company has repaid in cash $2,106,325 in principal relative to these notes. In September 2016, the Company authorized the exchange of $884,700 principal amount of these notes for 884,700 shares of Common Stock. There was no gain or loss that resulted from the conversion of the notes to equity. On January 10, 2018, upon the Company’s receipt of the proceeds from its follow-on offering (described in Note 7), the Company repaid the $2,149,000 of remaining principal and accrued and unpaid interest outstanding under these secured notes.

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

In December 2016, the Company borrowed $500,000 from an unaffiliated third party. The loan was scheduled to mature on June 15, 2017. It contained no stipulated interest rate, but the Company was obligated to pay loan fees of $50,000 to the lender. The proceeds of the loan were immediately used to loan $500,000 to an unaffiliated company in the zero-emissions technology industry that specializes in drivetrain solutions for zero-emission and hybrid vehicles. The loan, carried as a note receivable on the balance sheet, contains the same provisions, including the loan fees payable to the Company, as the note payable discussed above in this paragraph, and also was scheduled to mature on June 15, 2017. The Company repaid the loan to the unaffiliated third party on May 12, 2017 from the proceeds of the initial closing of the IPO. The maturity date for the note receivable was extended to December 31, 2017, and the unaffiliated third party began paying interest of $10,000 per month to the Company. During the year ended December 31, 2017, the related amortization expense recognized on this loan amounted to $45,833. The note was not repaid when due on December 31, 2017, but was extended to September 30, 2018, and was repaid in August 2018 (see Note 5).

In January 2015, in connection with the 2015 9% secured notes payable financing discussed above, the Company agreed to issue a warrant exercisable for 1,250,000 shares of Common Stock of the Company at an exercise price of $4.00 per share. The warrant, actually issued in September 2016, was valued using the Black-Scholes option-pricing model and the resulting fair market value of $349,042 was recorded in 2015 as debt discount and is being amortized over the term of the notes. Interest expense relating to the amortization of this discount was $3,347 and $0 for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2017, the fair market value of the warrant was fully amortized.

Details of notes payable at December 31, 2018 and 2017 are as follows:

	As of December 31,	As Of December 31,
	2018	2017
Notes Payable
Principal amount outstanding	—	2,149,000
Cumulative discount for finance charges incurred	—	(514,753)
Cumulative discount for warrant	—	(349,042)
Cumulative discount for 9% notes	—	(50,000)
Cumulative amortization of finance charges	—	514,753
Cumulative amortization of warrant expense	—	349,042
Cumulative amortization of 9% notes	—	50,000
Subtotal of notes payable	—	2,149,000
Total of debt	$—	$2,149,000

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.6 million as of December 31, 2018, and borrowings under the line may not exceed 95% of such cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of December 31, 2018, the principal amount outstanding under this line of credit was approximately $1.7 million, and the undrawn borrowing availability was $5.3 million. During 2018, the Company received advances of $2.8 million from the line of credit and repaid $1.1 million.

7. Common Stock

Effective January 30, 2017, all holders of the $645,000 original principal amount of convertible debt converted their debt, which totaled $725,584, consisting of the outstanding principal amount and accrued and unpaid interest as of the date of conversion, into 6,868,578 shares of Common Stock (see Note 6).

In March 2017, Dennis Di Ricco, who formerly served as the trustee of Acaccia, along with his family members and trusts) relinquished voting and investment power over all securities of the Company they owned, which constituted approximately 22% of the outstanding Common Stock of the Company. Mr. Di Ricco also surrendered his options to purchase up to 7,000,000 shares of common stock for forfeiture and cancellation (see Note 9), and sold (in a private transaction to which the Company was not a party) all 2,500,000 shares of Common Stock held as of record by his IRA. In connection with the foregoing, the Company and Mr. Di Ricco also terminated their consulting relationship.

In March 2016, the Company entered into a consulting agreement with Redwood Group International Limited (“Redwood”). In exchange for its services, Redwood received $5,000 per month in retainer payments and was eligible to receive other fees and warrants, as set forth in the consulting agreement. The initial term of the consulting agreement was 12 months, ending on February 28, 2017, although the term would automatically extend for an additional 12 months unless terminated by either party. On September 29, 2016, the Company executed a letter agreement with Redwood, pursuant to which it issued to Redwood an additional 100,000 shares of Common Stock, subject to Redwood satisfying certain performance thresholds. If Redwood failed to meet such performance thresholds, the agreement provided the Company with an exclusive option to reacquire all or a portion of the shares of Common Stock at $0.00001 per share. On November 15, 2016, the Company and Redwood agreed to terminate the original consulting agreement and entered into a new consulting agreement that was set to expire upon thirty days’ written notice by either party following the successful completion of the Company’s IPO. The new consulting agreement was substantially similar to the prior agreement with respect to fees and warrants due to Redwood, and provided that the Company would pay Redwood a sum of $800,000 and issue Redwood a warrant to acquire 350,000 shares of Common Stock. In May 2017, the Company and Redwood mutually agreed to terminate this agreement. On June 8, 2017, the Company paid a fee of $800,000 to Redwood and issued Redwood a warrant to purchase 350,000 shares of Common Stock, in connection with which the Company cancelled the 100,000 shares of Common Stock it had previously issued pursuant to the September 2016 letter agreement. The warrant to purchase 350,000 shares of Common Stock was valued using the Black-Scholes method resulting in a fair market value of $1.24 million, which was charged to consulting expense for the year ended December 31, 2017. The assumptions used in the valuation included the term of 5 years, the exercise price of $5.00 per share, volatility of 92% and a risk-free interest rate of 1.75%. The fair value of the warrant was recorded as consulting expense during the year ended December 31, 2017.

On June 9, 2017, the Company consummated the final closing of the IPO. The Company sold an aggregate of 2,852,275 shares of Common Stock, of which 342,273 shares were sold on behalf of certain stockholders of the Company who elected to participate in the IPO, for aggregate gross proceeds of $14,261,375. Net proceeds received after deducting commissions, expenses and fees of approximately $2.5 million and the $1,711,365 proceeds remitted to selling stockholders for the sale of their shares, amounted to approximately $10.0 million. As such, the Company issued and sold an aggregate of 2,510,002 shares of Common Stock in connection with the IPO, excluding the shares sold by the selling stockholders. In connection with the final closing of the IPO on June 9, 2017, the Company issued an additional 250,000 shares of Common Stock, valued at $1,250,000 under the terms of a consulting agreement. Under the terms of the underwriting agreement executed in connection with the IPO, the Company issued to Boustead Securities, LLC a warrant to purchase 199,659 shares of Common Stock. The warrant to purchase 199,659 shares of Common Stock was valued using the Black-Scholes option-pricing model resulting in a fair market value of $680,543. The assumptions used in the valuation included the term of 5 years, the exercise price of $6.00 per share, volatility of 92% and a risk-free interest rate of 1.75%. The fair value of the warrant was recorded as offering costs and netted against additional paid in capital during the year ended December 31, 2017.

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

During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which the Company received aggregate gross proceeds of $99,470 (see Note 9).

8. Stock Warrants

As of December 31, 2018, the Company has issued warrants to purchase 7,556,323 shares of Common Stock, consisting of a warrant to purchase 199,659 shares of Common Stock with a measurement price of $5.00 and an exercise price of $6.00, a warrant to purchase 350,000 shares of Common Stock with a measurement price of $5.00 and an exercise price of $5.00, a warrant to purchase 1,250,000 shares of Common Stock with a measurement price of $1.00 and an exercise price of $4.00, three warrants to purchase 750,001 shares of Common Stock with a measurement price of $3.21 and an exercise price of $4.50, two warrants to purchase 256,667 shares of Common Stock with a measurement price of $3.21 and an exercise price of $3.75, and eleven warrants to purchase 4,749,996 shares of Common Stock with a measurement price of $3.29 and an exercise price of $4.50.

The Company’s stock warrant activity for the years ended December 31, 2018 and 2017 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2016	1,250,000	$4.00
Granted	549,659	5.36
Forfeited	—
Outstanding at December 31, 2017	1,799,659	$4.42	3.9
Granted	5,756,664	$4.47
Forfeited
Outstanding at December 31, 2018	7,556,323	$4.45	3.8

Exercisable at December 31, 2018	7,556,323	$4.45	3.8

As of December 31, 2018, the outstanding warrants have no intrinsic value.

9. Stock-Based Compensation

In March 2017, Dennis Di Ricco surrendered his options to purchase up to 7,000,000 shares of Common Stock for forfeiture or cancellation.

In March 2017, the board of directors of the Company (the “Board”) consented to the grant of options to purchase an aggregate of 3,600,000 shares of Common Stock to 13 people (employees and current Board members). The options vest over a three-year period, and the exercise price was determined based on the average of the trading price of the Company’s Common Stock on the Nasdaq Capital Market for the first ten days following the close of its IPO, which was $10.49. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $37.6 million. The assumptions used in the valuation included an expected term of 4.75 years; volatility of 86% and a risk-free interest rate of 2.02%.  In June 2018, these options were voluntarily surrendered as discussed below.

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of December 31, 2018 and through the date of this Annual Report. As of December 31, 2018, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

In March 2018, the Company determined that certain non-employees, to whom it previously granted options, were no longer providing services to the Company. As a result, the Company canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to the Company’s 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with GAAP, the Company reversed $423,308 of previously recorded expense with respect to such unvested options. During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which the Company received aggregate gross proceeds of $99,470. In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and the Company agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, the Company agreed to further extend the exercise period of such option to August 31, 2018, and on August 31, 2018, such option expired unexercised.

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

Stock option activity for the years ended December 31, 2018 and 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2016	33,775,000	$0.10
Granted	3,600,000	10.49
Forfeited	(7,000,000)
Outstanding at December 31, 2017	30,375,000	$1.33	4.0
Granted	655,000	$1.31
Exercised	(994,695)	$0.10
Canceled/Forfeited	(5,306,883)	$7.05
Outstanding at December 31, 2018	24,728,422	$0.15	2.6

Exercisable at December 31, 2018	9,099,510	$0.10	2.9

Stock-based compensation expense was $6.4 million and $15 million for the years ended December 31, 2018 and 2017, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2018, the Company expects to recognize $823,747 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.02 years.

As of December 31, 2018, the outstanding options have an intrinsic value of approximately $4.1 million.

10. Customer and Vendor Concentration

For the year ended December 31, 2018, the Company had one customer, Blue Bird Corporation, that accounted for all of its sales, and had one vendor, EDI, a subsidiary of Cummins, Inc., that accounted for all of its cost of sales.

11. Commitments

Employment Agreements— The Company had previously entered into an employment agreement with Mr. Monfort, with an effective date of June 1, 2016. The term of the employment agreement was two years, with an annual base salary of $120,000. Additionally, the Company agreed to pay up to $7,000 per month for invoiced expenses relating to research and development to ELO, LLC, which is owned by Mr. Monfort, as well as up to $3,000 per month for services to another consultant selected by Mr. Monfort. Effective as of March 6, 2018, the Company terminated its employment agreement with Mr. Monfort.

Effective September 1, 2014, the Company executed an employment agreement with James Reynolds, its Chief Executive Officer. The term of the employment agreement is 5 years, and the agreement provides for an annual base salary of $240,000 and entitles Mr. Reynolds to receive a bonus of 5% of the Company’s net profits on an annual basis.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000.

Operating Leases— In 2015, the Company signed an office and warehouse lease agreement for a facility in Orange, California, to serve as its primary facility for research and development activity. The initial term of the lease expired on February 29, 2016, at which time the Company extended the lease for two additional years, until February 28, 2018. The total amount due annually under the lease was $44,856. This lease was terminated, effective August 15, 2017 and, because of the early termination, required the refundable deposit, in the amount of $3,524, to be forfeited.

In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired on February 28, 2018 and the Company executed a new 10-month lease in March 2018. The total amount due under the lease was $4,730 and the lease period was from March 1, 2018 through December 31, 2018.  The Company has signed a one-year lease renewal, expiring on December 31, 2019.  The total amount due under the renewal is $5,676.

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

Other Agreements— In 2015, the Company entered into a contract with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The initial term of this contract was December 1, 2015 through November 30, 2016. On November 21, 2016, the parties renewed the agreement through November 30, 2017. On November 7, 2017, the Company renewed the agreement through November 30, 2018. On November 30, 2018, the Company renewed the agreement through November 30, 2019.  Fees for these services are $8,000 per month. The contract can be terminated by either party with 30-days’ advance notice.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of December 31, 2018:

	Payments due by period
	Total	Less than one year	1–3 years	4–5 years	More than 5 years
Operating lease obligations	501,288	118,152	237,888	145,248	—
Employment contracts	760,000	360,000	400,000	—	—
Total	1,261,288	478,152	637,888	145,248	—

12. Contingencies

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara.  On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion.  We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint and a second amended complaint. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

13. Leases

As of December 31, 2018, the Company is a party to five operating leases. Four of these leases are office or warehouse leases and the fifth is an equipment lease (See Note 10). As disclosed in Note 2, the Company early adopted ASC 842 to its existing leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As such, the Company applied the guidance in ASC 842 to its corporate office and equipment leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized an operating liability of $377,129 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. As of December 31, 2018, the ROU asset has a balance of $289,004 which is included in other non-current assets in the consolidated balance sheets and current liabilities and non-current liabilities relating to the ROU asset were $70,492, and $218,512, respectively which are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets, respectively. The discount rate used for leases accounted under ASC 842 is the Company’s estimated borrowing rate of 14%. The corporate office lease provides for one three-year option to renew with nine months advanced notice to the landlord. The option to renew the corporate office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it will assert its option to renew the lease.

As of December 31, 2018, this exception applies to the Stockton, California lease, which is month-to-month, and the Los Altos, California lease, which is for a term of one year.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2018	2017
Lease cost
Operating lease cost	$109,590	$27,397
Short-term lease cost	$35,043	107,575
Total lease cost	$144,633	$134,972
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	82,951	8,740
Weighted-average remaining lease term (in years):
Operating leases	4.14	5.05
Weighted-average discount rate:
Operating leases	14%	14%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions available to issuers that are non-accelerated files or qualify as “emerging growth companies”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2018.

Item 11	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2018.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2018.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2018.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2018.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1

3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8

4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1

4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1

4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1

4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2

4.5	Form of Common Stock Purchase Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.1

4.6	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2

4.7	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1

10.1+	2012 Stock Option and Stock Incentive Plan, and forms of agreement thereunder	1-A	024-10656	12/21/2016	6.4

10.2+	Employment Offer Letter, by and between James L. Reynolds and the Company, dated September 1, 2014	1-A	024-10656	12/21/2016	6.6

10.3+	Employment Offer Letter, by and between Edward R. Monfort and the Company, effective June 1, 2016	1-A	024-10656	12/21/2016	6.7

10.4+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8

10.5	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9

10.6	Consulting Agreement, by and between Redwood Group International Limited and the Company, dated November 14, 2016	1-A	024-10656	12/21/2016	6.10

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith

10.7	Consulting Services Agreement, by and between TriplePoint, LLC and the Company, dated February 17, 2016	1-A	024-10656	12/21/2016	6.12

10.8	Advisor Agreement, by and between Dennis R. Di Ricco and the Company, dated September 1, 2016, as amended	1-A	024-10656	12/21/2016	6.14

10.9+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15

10.10	Termination Agreement, by and between Dennis Di Ricco and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	6.16

10.11+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17

10.12+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18

10.13+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

10.14	Office Lease, dated July 11, 2017, by and between HGN Corona Partners, LLC and the Company	S-1	333-220983	10/16/2017	10.14

10.15	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1

10.16	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1

10.17	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1

10.18	Form of Leak-Out Agreement, dated January 5, 2018	8-K	001-38078	1/8/2018	10.2

21.1	Subsidiaries of the Company	S-1	333-220983	10/16/2017	21.1

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

+	Indicates a management contract or compensatory plan.
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

ADOMANI, INC.

Date: February 19, 2019	By:	/s/ James L. Reynolds
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

Signature	Title	Date

/s/ James L. Reynolds	Chief Executive Officer, President, Chairman of the	February 19, 2019
James L. Reynolds	Board (Principal Executive Officer)

/s/ Michael K. Menerey	Chief Financial Officer and Director (Principal	February 19, 2019
Michael K. Menerey	Financial Officer and Principal Accounting Officer)

/s/ Gary W. Nettles	Director	February 19, 2019
Gary W. Nettles
/s/ Janet Boydell	Director	February 19, 2019
Janet Boydell

/s/ John F. Perkowski	Director	February 19, 2019
John F. Perkowski