Form 10-Q
period 2019-03-31
ADOMANI, INC.
filed 2019-05-03
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s only class of common stock as of May 2, 2019 was 72,860,463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.00001 per share	ADOM	NASDAQ Stock Market

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “ADOMANI,” the “Company,” “we,” “our,” and “us” refer to ADOMANI, Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$3,759
Marketable securities	5,329	3,949
Accounts receivable	383	997
Notes receivable, net	300	300
Other current assets	1,198	1,175
Total current assets	9,595	10,180
Property and equipment, net	145	150
Other non-current assets	486	503
Total assets	$10,226	$10,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$359	$342
Accrued liabilities	741	968
Line of credit	2,500	1,700
Total current liabilities	3,600	3,010
Long-term liabilities
Other non-current liabilities	201	219
Total liabilities	3,801	3,229
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 72,833,537 and 72,732,292 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	61,898	61,628
Accumulated deficit	(55,474)	(54,025)
Total stockholders' equity	6,425	7,604
Total liabilities and stockholders' equity	$10,226	$10,833

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Sales	$420	$464
Cost of sales	391	479
Gross profit	29	(15)
Operating expenses
General and administrative	1,392	3,917
Consulting	82	47
Research and development	45	156
Total operating expenses, net	1,519	4,120
Loss from operations	(1,490)	(4,135)

Other income:
Interest income (expense), net	26	(5)
Other income	15	66
Total other income	41	61

Loss before income taxes	(1,449)	(4,074)
Income tax expense	—	(3)
Net loss	$(1,449)	$(4,077)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.06)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,797,838	71,390,930

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except shares and per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340
Common stock issued for cash, net of offering costs	3,666,667	—	9,803	—	9,803
Stock based compensation		—	2,964	—	2,964
Net loss		—	—	(4,077)	(4,077)
Balance, March 31, 2018	71,737,597	$1	$58,083	$(47,054)	$11,030
Stock based compensation		—	2,780	—	2,780
Common stock issued for stock options exercised	765,779	—	77	—	77
Net loss		—	—	(4,184)	(4,184)
Balance, June 30, 2018	72,503,376	$1	$60,940	$(51,238)	$9,703
Stock based compensation		—	317	—	317
Common stock issued for stock options exercised	228,916	—	22	—	22
Net loss		—	—	(1,481)	(1,481)
Balance, September 30, 2018	72,732,292	$1	$61,279	$(52,719)	$8,561
Stock based compensation		—	349	—	349
Net loss		—	—	(1,306)	(1,306)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation		—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,449)	$(4,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	8
Stock based compensation expense	253	2,964
Common stock issued for services	10	—
Loss on write-down of property and equipment	—	15
Changes in assets and liabilities:
Accounts receivable	614	(464)
Other current assets	(23)	(956)
Other non-current assets	18	18
Accounts payable	16	146
Accrued liabilities	(227)	390
Other non-current liabilities	(18)	(18)
Net cash used in operating activities	(794)	(1,974)

Cash flows from investing activities:
Purchase of property and equipment, net	(7)	(3)
Investment in marketable securities, net	(1,380)	—
Net cash used in investing activities	(1,387)	(3)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,000
Principal repayments of debt	—	(2,149)
Advances on line of credit	1,600	—
Principal repayments on line of credit	(800)	—
Proceeds from exercise of stock options	7	—
Payments for deferred offering costs	—	(1,121)
Net cash provided by financing activities	807	7,730

Net change in cash and cash equivalents	(1,374)	5,753
Cash and cash equivalents at the beginning of the period	3,759	2,446
Cash and cash equivalents at the end of the period	$2,385	$8,199

Supplemental cash flow disclosures:
Cash paid for interest expense	$20	$5
Cash paid for income taxes	$—	$—
Non-cash transactions:
Deferred offering costs reclassified to equity	$—	$76

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In applying ASC Topic 606, the Company is required to (1) identify any contracts with customers, (2) determine if multiple performance obligations exist, (3) determine the transaction price, (4) allocate the transaction price to the respective obligation, and (5) recognize the revenue as the obligation is satisfied. Our existing contracts, under our Blue Bird supply agreement, and work performed for Blue Bird Corporation under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation for which we were selected to provide products and services, are single-performance obligations and, therefore, require no allocation of the transaction price.  The Company recognizes revenue when product is shipped or is billed by its third-party supplier for work performed under the DOE grant. Additionally, the Company records revenue for these sales at gross, rather than net, as the Company is the principal obligor to Blue Bird Corporation for both the supply agreement and the statement of work for the DOE grant, and assumes the risk for non-performance, or non-compliance, related to any work performed by its subcontractor.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $382,732 and $996,621 as of March 31, 2019 and December 31, 2018, respectively.  As the entire trade accounts receivable balance relates to one customer, which the Company believes to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade receivable balance as of March 31, 2019.  The Company also had other receivables of $109,045 and $143,734 as of March 31, 2019 and December 31, 2018, respectively.  The Company provided an allowance for other receivables of $20,000 and $70,000 as of March 31, 2019 and December 31, 2018, respectively. $50,000 of other receivables was written off against the allowance for the three months ended March 31, 2019, as it was determined to be uncollectable.

Inventory Deposits―The Company records all inventory deposits as prepaid assets.  Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $872,661 and $882,050 as of March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2019 and December 31, 2018, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. During the three months ended March 31, 2019 and 2018, $45,000 and $155,933, respectively, were expensed as research and development costs.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Additionally, in June 2018 the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, which simplified several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718.  The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  The Company has implemented this change beginning in 2019, although it has minimal impact on its financial statements.

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

Recent Accounting Pronouncements— Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

3. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	23,338	23,338
Computers	53,704	53,704
Vehicles	67,299	67,299
Test/Demo vehicles	38,332	31,728
Total property and equipment	$224,472	$217,868
Less accumulated depreciation	(79,453)	(67,777)
Net property and equipment	$145,019	$150,091

Depreciation expense was $11,676 and $8,237 for the three months ended March 31, 2019 and 2018, respectively.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties agreed to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000 due no later than the September 30, 2018 maturity date.  Per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. The borrower failed to pay the $500,000 principal, along with unpaid and accrued extension fees of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by the unaffiliated third party. In October 2018, the Company accrued an additional fee of $15,000 and late fees on the extension fee of $1,750, and is currently accruing interest at the default rate, which is the stated rate of interest plus 2%, in accordance with the note, until resolution occurs. Total interest accrued for the three months ended March 31, 2019 was $13,749.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. The note is reported as an other non-current asset on the consolidated balance sheet as of March 31, 2019.

5. Debt

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.6 million as of March 31, 2019, of which $2.3 million is classified on our balance sheet as cash and cash equivalents, and $5.3 million as marketable securities as of March 31, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of March 31, 2019, the principal amount outstanding under this line of credit was approximately $2.5 million, and the undrawn borrowing availability was $4.5 million.

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

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108 (see Note 8).

Effective February 1, 2019, the Company hired a consultant to provide sales and marketing expertise.  The consultant is to be paid $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock.  The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month.  As of March 31, 2019, the Company had issued 30,161 shares of common stock to the consultant.

7. Stock Warrants

As of March 31, 2019, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s stock warrant activity for the three months ended March 31, 2019 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2018	7,556,323	$4.45	3.8
Granted		$—
Forfeited
Outstanding at March 31, 2019	7,556,323	$4.45	3.5

Exercisable at March 31, 2019	7,556,323	$4.45	3.5

As of March 31, 2019, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of March 31, 2019 and through the date of this Quarterly Report. As of March 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108 (see Note 6).

Effective February 1, 2019, the Company engaged a consultant to provide sales and marketing expertise. The Company agreed to pay such consultant $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock. As of March 31, 2019, the Company had issued 30,161 shares of common stock to the consultant (see Note 6).

Stock option activity for the three months ended March 31, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2018	24,728,422	$0.15	2.6
Granted		$—
Exercised	(71,084)	$0.10
Canceled/Forfeited	(135,000)	$1.31
Outstanding at March 31, 2019	24,522,338	$0.15	2.4

Exercisable at March 31, 2019	9,277,057	$0.10	2.7

Stock-based compensation expense was approximately $252,896 and $3.0 million for the three months ended March 31, 2019 and 2018 respectively. and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of March 31, 2019, the Company expects to recognize approximately $534,619 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 0.8 years.

As of March 31, 2019, the Company’s outstanding options have an intrinsic value of approximately $6.9 million, which includes the suspended options to purchase an aggregate of 14,297,902 shares of common stock that are attributable to Mr. Monfort. Intrinsic value is approximately $2.8 million if the options to purchase shares of common stock attributable to Mr. Monfort are excluded from the calculation.

9. Commitments

Operating Leases— In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired on February 28, 2018 and the Company executed a new 10-month lease in March 2018. The total amount due under the lease was $4,730 and the lease period was from March 1, 2018 through December 31, 2018.  The Company has signed a one-year lease renewal, expiring on December 31, 2019.  The total amount due under the renewal is $5,676.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of March 31, 2019:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$475,209	$121,161	$239,616	$114,432	$—
Employment contracts	665,000	315,000	350,000	—	—
Total	$1,140,209	$436,161	$589,616	$114,432	$—

10. Contingencies

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara.  On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion.  On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors.  We filed a substantially similar answer with the same counterclaims.  We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. This demurrer is set for hearing on May 7, 2019. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

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

For the three months ended March 31, 2019 and 2018, our net losses were $1.4 million and $4.1 million, respectively.

Subsequent Events

On December 1, 2018, EDI, a subsidiary of Cummins, informed us that it intends to terminate, effective as of May 30, 2019, the three-year supply agreement we entered into with EDI in October 2017, pursuant to which EDI agreed to build for us, on an exclusive basis, zero-emission electric drivetrain systems for sale to Blue Bird Corporation for installation in its Type C and D school bus product lines. In light of the pending termination of our supply agreement with EDI, on March 28, 2019, we mutually agreed to terminate our supply agreement with Blue Bird Corporation effective as of May 31, 2019.

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

Investment in growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission systems; design, develop and manufacture our drivetrain systems and commercial fleet vehicles and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Zero-emission electric and hybrid drivetrain experience. Our dealer and service network is not currently established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric and hybrid drivetrain systems and electric fleet vehicle experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric and hybrid vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

Market growth. We believe the market for all-electric and hybrid solutions for alternative fuel technology, specifically all-electric and hybrid vehicles, will continue to grow as more purchases of new zero-emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability or the amounts of such assistance to our customers.

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

Provision for Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made.

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2019 to March 31, 2018:

Sales

Sales were $420,320 and $463,731 for the three months ended March 31, 2019 and 2018, respectively. Sales for the three months ended March 31, 2019 consisted of products and services sold to Blue Bird Corporation, and work performed under a DOE grant awarded to Blue Bird Corporation for which we were selected to provide products and services. Effective as of May 31, 2019, we agreed to terminate our supply agreement with Blue Bird Corporation, as further described under the heading “Subsequent Events” above.

Cost of Sales

Cost of sales were $390,845 and $478,731 for the three months ended March 31, 2019 and 2018, respectively. Cost of sales for the three months ended March 31, 2019 consisted of costs related to products and services sold to Blue Bird Corporation, and work performed under the DOE grant discussed in “Sales” above.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively.   The decrease is primarily due to decreases of $2.7 million in non-cash stock-based compensation expense and  in other general and administrative expenses, offset by increases of $121,974 in legal and professional fees, and $64,780 in insurance expense. The decrease in stock-based compensation expense primarily relates to an expense reduction resulting from the forfeiture of options to purchase an aggregate of 3,450,000 shares of common stock previously issued to certain employees and directors in March 2017.

Consulting Expenses

Consulting expenses increased by $34,455 for the three months ended March 31, 2019 as compared to the prior-year period. This increase is due to an increase in consulting activity in the current-year period.

Research and Development Expenses

Research and development expenses were $45,000 and $155,933 for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to the timing of certain expenditures for research and development activity.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offerings of common stock under Regulation A in June 2017 and units in January 2018, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable.

As of March 31, 2019, we had cash and cash equivalents of $2.4 million, and short-term liquid marketable securities of $5.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However,  if we do not successfully execute our business plan, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. As of March 31, 2019, we had a backlog of 6 zero-emission electric school buses and 57 drivetrain systems, which consists of unfilled firm orders for products under signed contracts with customers.

The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts..

Follow-On Public Offering

On January 9, 2018, we completed a public offering of 3,666,667 units for net proceeds, after deducting commissions, expenses, and fees of approximately $1.2 million, of approximately $9.8 million. Each unit sold in the offering consisted of one share of our common stock and a warrant to purchase 1.5 shares of our common stock at an exercise price of $4.50.

Options to Purchase Common Stock

As of March 31, 2019, we had outstanding options to purchase 24,522,338 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of March 31, 2019, 9,277,057 shares of common stock were issuable upon the exercise of options vested at such date at an exercise price of $0.10 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of $927,706 and we would be required to issue 9,277,057 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of March 31, 2019 and through the date of this Quarterly Report. As of March 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.6 million at March 31, 2019, and borrowings under the line may not exceed 95% of our cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of March 31, 2019, the principal amount outstanding under this line of credit was $2.5 million, and the undrawn borrowing availability was $4.5 million.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(794)	$(1,974)
Net cash used in investing activities	(1,387)	(3)
Net cash provided by financing activities	807	7,730
Increase in cash and cash equivalents	$(1,374)	$5,753

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including stock-based compensation amounts.

Net cash used in operating activities decreased by $1.2 million to $794,328 for the three months ended March 31, 2019 compared to net cash used in operating activities of $2,0 million for the three months ended March 31, 2018. The decrease in net cash used in operating activities was due to a decrease in net loss of $2.6 million, offset by a net increase in operating assets and liabilities and non-cash expenses that used $1.4 million, primarily due to a reduction in non-cash stock-based compensation expense, payments of accrued liabilities, and timing of accounts receivable receipts.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 increased by $1.4 million to $1.4 million, as compared to cash used in investing activities of $3,260 during the three months ended March 31, 2018. The increase in net cash used ed in investing activities during the three months ended March 31, 2019 is due to the purchase of liquid marketable securities in the amount of $1.4 million, whereas net cash used in investing activities during the three months ended March 31, 2018 was due to the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 decreased by $6.9 million to $807,109, as compared to $7.7 million during the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2019 consisted of $800,000 in net proceeds received under our line of credit with Morgan Stanley and $7,108 in proceeds received from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2018 consisted of net proceeds of $9.8 million from the closing of our follow-on offering on January 9, 2018, offset by the $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with our legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with our legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Interest Rate Risk

We are currently subject to interest rate risk in connection with borrowings under our line of credit with Morgan Stanley, which bears interest at variable rates. As of March 31, 2019, the principal amount outstanding under this line of credit was approximately 2.5 million, and the undrawn borrowing availability was $4.5 million. Based on the amounts outstanding under the line of credit at March 31, 2019, a hypothetical 10% adverse movement in 30-day LIBOR would increase our annual interest expense by approximately $250,000. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion.  On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors.  We filed a substantially similar answer with the same counterclaims.  We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executives officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. This demurrer is set for hearing on May 7, 2019. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019.

Nasdaq may delist our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. As previously reported, on August 16, 2018, we received a letter from the staff of the Listing Qualifications Department of Nasdaq (“Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under Nasdaq’s Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) . In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were automatically afforded an initial “compliance period” of 180 calendar days following the date of the notification, or until February 12, 2019, to regain compliance with the Minimum Bid Price Requirement. Although we did not regain compliance with the Minimum Bid Price Requirement by February 12, 2019, we received a letter from the Staff on February 13, 2019 notifying us that, pursuant to Listing Rule 5810(c)(3)(A), we were eligible for an additional “compliance period” of 180 calendar days, or until August 12, 2019, to regain compliance with the Minimum Bid Price Requirement. The Staff’s determination in the February 13, 2019 notification letter was based on us meeting, as of the last day of the initial “compliance period”,  the continued listing requirement for market value of publicly held shares and all other  applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the  Minimum Bid Price Requirement, and our written notice to NASDAQ of our intention to regain compliance  by effecting a reverse stock split, if necessary. We may achieve compliance during this additional 180 calendar day “compliance period” if  the closing bid price of our common stock is at least  $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 consecutive business days, prior to August 12, 2019.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

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

ADOMANI, INC.

Date: May 3, 2019	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)