Form 10-K/A
period 2018-12-31
ADOMANI, INC.
filed 2019-05-22
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to the Adomani, Inc. quarterly report on Form 10-K for the quarterly period ended December 31, 2018 filed with the Securities and Exchange Commission on February 19, 2019 (the original Form 10-K) solely to include missing language in the introductory section of paragraph 4, as well as to subsection (b) of paragraph 4 of Exhibits 31.1 and 31.2.

No other changes have been made to the original Form 10-K.  This Amendment No. 1 is presented as of the filing date of the original Form 10-K, does not reflect events that may have occurred subsequent to that date, and does not modify or update in any way disclosures made in the original Form 10-K, other than as described above.

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

ADOMANI, INC.

Date: May 22, 2019	By:	/s/ James L. Reynolds
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

Signature	Title	Date

/s/ James L. Reynolds	Chief Executive Officer, President, Chairman of the	May 22, 2019
James L. Reynolds	Board (Principal Executive Officer)

/s/ Michael K. Menerey	Chief Financial Officer and Director (Principal	May 22, 2019
Michael K. Menerey	Financial Officer and Principal Accounting Officer)

/s/ Gary W. Nettles	Director	May 22, 2019
Gary W. Nettles
/s/ Janet Boydell	Director	May 22, 2019
Janet Boydell

/s/ John F. Perkowski	Director	May 22, 2019
John F. Perkowski