Form 10-Q/A
period 2019-03-31
ADOMANI, INC.
filed 2019-05-22
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Adomani, Inc. quarterly report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Securities and Exchange Commission on May 3, 2019 (the original Form 10-Q) solely to include missing language in the introductory section of paragraph 4, as well as to add subsection (b) of paragraph 4 of Exhibits 31.1 and 31.2.

No other changes have been made to the original Form 10-Q.  This Amendment No. 1 is presented as of the filing date of the original Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update in any way disclosures made in the original Form 10-Q, other than as described above.

PART II. OTHER INFORMATION

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

ADOMANI, INC.

Date: May 22, 2019	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2019	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)