Form 10-Q
period 2019-06-30
ADOMANI, INC.
filed 2019-07-29
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2019 was 72,893,251.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,797	$3,759
Marketable securities	5,055	3,949
Accounts receivable	2,667	997
Notes receivable, net	331	300
Other current assets	1,763	1,175
Total current assets	12,613	10,180
Property and equipment, net	145	150
Other non-current assets	468	503
Total assets	$13,226	$10,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,467	$342
Accrued liabilities	855	968
Line of credit	4,300	1,700
Total current liabilities	7,622	3,010
Long-term liabilities
Other non-current liabilities	183	219
Total liabilities	7,805	3,229
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 72,876,186 and 72,732,292 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	62,188	61,628
Accumulated deficit	(56,768)	(54,025)
Total stockholders' equity	5,421	7,604
Total liabilities and stockholders' equity	$13,226	$10,833

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales	$4,388	$744	$4,808	$1,208
Cost of sales	4,063	722	4,454	1,201
Gross profit	325	22	354	7
Operating expenses
General and administrative	1,461	3,869	2,858	7,787
Consulting	77	48	154	95
Research and development	103	440	148	596
Total operating expenses, net	1,641	4,357	3,160	8,478
Loss from operations	(1,316)	(4,335)	(2,806)	(8,471)

Other income:
Interest income, net	2	52	28	105
Other income	20	99	35	108
Total other income	22	151	63	213

Loss before income taxes	(1,294)	(4,184)	(2,743)	(8,258)
Income tax expense	—	—	—	(3)
Net loss	$(1,294)	$(4,184)	$(2,743)	$(8,261)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.12)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,860,560	72,009,958	72,829,372	71,692,209

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except shares and per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2018	71,737,597	$1	$58,083	$(47,054)	$11,030
Stock based compensation		—	2,780	—	2,780
Common stock issued for stock options exercised	765,779	—	77	—	77
Net loss		—	—	(4,184)	(4,184)
Balance, June 30, 2018	72,503,376	$1	$60,940	$(51,238)	$9,703
Stock based compensation		—	317	—	317
Common stock issued for stock options exercised	228,916	—	22	—	22
Net loss		—	—	(1,481)	(1,481)
Balance, September 30, 2018	72,732,292	$1	$61,279	$(52,719)	$8,561
Stock based compensation		—	349	—	349
Net loss		—	—	(1,306)	(1,306)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation		—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425
Common stock issued for services	42,649	—	15	—	15
Stock based compensation			275		275
Net loss		—	—	(1,294)	(1,294)
Balance, June 30, 2019	72,876,186	$1	$62,188	$(56,768)	$5,421

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(2,743)		$(8,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23		16
Stock based compensation expense	528		5,744
Common stock issued for services	25		—
Loss on write-down of property and equipment	—		385
Write-down of inventory	—		15
Changes in assets and liabilities:
Inventory	—		210
Accounts receivable	(1,670)		(1,199)
Other current assets	(587)		(2,094)
Other non-current assets	35		36
Accounts payable	2,124		577
Accrued liabilities	(114)		290
Other non-current liabilities	(35)		(35)
Net cash used in operating activities	(2,414)		(4,316)

Cash flows from investing activities:
Purchase of property and equipment, net	(11)		(67)
Investment in note receivable, net	(38)		—
Investment in marketable securities, net	(1,106)		—
Net cash used in investing activities	(1,155)		(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	—		11,000
Principal repayments of debt	—		(2,149)
Advances on line of credit	3,400		1,800
Principal repayments on line of credit	(800)		—
Proceeds from exercise of stock options	7		77
Payments for deferred offering costs	—		(1,121)
Net cash provided by financing activities	2,607		9,607

Net change in cash and cash equivalents	(962)		5,224
Cash and cash equivalents at the beginning of the period	3,759		2,446
Cash and cash equivalents at the end of the period	$2,797		$7,670

Supplemental cash flow disclosures:
Cash paid for interest expense	$51		$8
Cash paid for income taxes	$—		$—
Non-cash transactions:
Equipment transferred against note receivable	$7	$
Deferred offering costs reclassified to equity	$—		$76

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of June 30, 2019 and for the fiscal periods ended June 30, 2019 and 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the fiscal periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In applying ASC Topic 606, the Company is required to (1) identify any contracts with customers, (2) determine if multiple performance obligations exist, (3) determine the transaction price, (4) allocate the transaction price to the respective obligation, and (5) recognize the revenue as the obligation is satisfied. Contracts under the Blue Bird supply agreement, which was terminated effective as of May 31, 2019, and work performed for Blue Bird Corporation under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation, were single-performance obligations and, therefore, required no allocation of the transaction price. The Company’s participation in the DOE grant ended on May 31, 2019. Prior to such termination, the Company recognized revenue when product is shipped or is billed by its third-party supplier for work performed under the DOE grant. Additionally, the Company recorded revenue for these sales at gross, rather than net, as the Company was the principal obligor to Blue Bird Corporation for both the supply agreement and the statement of work for the DOE grant, and, prior to the termination of such agreements, assumed the risk for non-performance, or non-compliance, related to any work performed by its subcontractor.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $2,666,841 and $996,621 as of June 30, 2019 and December 31, 2018, respectively. As the entire trade accounts receivable balance relates to one customer, which the Company believes to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade receivable balance as of June 30, 2019. The Company also had other receivables of $314,340 and $143,734 as of June 30, 2019 and December 31, 2018, respectively. The Company provided an allowance for other receivables of $20,000 and $70,000 as of June 30, 2019 and December 31, 2018, respectively. $50,000 of other receivables was written off against the allowance for the six months ended June 30, 2019, as it was determined to be uncollectable.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $988,956 and $882,050 as of June 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30, 2019 and December 31, 2018, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $102,656 and $440,433 for the three months ended June 30, 2019 and 2018, respectively, and $147,656 and $596,367 for the six months ended June 30, 2019 and 2018, respectively.

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

3. Property and Equipment, Net

In June 2019, Ebus, Inc., or Ebus, transferred property, with an estimated fair-market value of approximately $7,000, to the Company in exchange for a corresponding reduction of the amounts due and payable under the terms of a promissory note issued to the Company (see Note 4). The property transferred to the Company has been recorded as “Vehicles” on the schedule below.

Components of property and equipment, net, consist of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	23,338	23,338
Computers	58,082	53,704
Vehicles	74,299	67,299
Test/Demo vehicles	38,332	31,728
Total property and equipment	$235,850	$217,868
Less accumulated depreciation	(91,131)	(67,777)
Net property and equipment	$144,719	$150,091

Depreciation expense was $11,678 and $8,236 for the three months ended June 30, 2019 and 2018, respectively, and $23,354 and $16,473 for the six months ended June 30, 2019 and 2018, respectively.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to Ebus, an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties amended the note to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further amend the note to extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000, which was due no later than the September 30, 2018 maturity date.  In addition, per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. Ebus failed to pay the $500,000 along with an unpaid extension fee of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by Ebus. In October 2018, the Company accrued an additional fee of $15,000 and late fees on the extension fee in the amount of $1,750. The Company accrued interest at the default rate, which is the stated rate of interest plus 2%, in accordance with the note, through March 31, 2019. Total interest accrued for the six months ended June 30, 2019 was $13,749. In May 2019, the Company entered into a facility-sharing agreement with Ebus (see Note 9). In June 2019, Ebus transferred vehicles, with an estimated fair market value of approximately $7,000, to the Company in exchange for a corresponding reduction in the amount due on the note (see Note 3).

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. The note is included as a non-current asset on the consolidated balance sheet as of June 30, 2019. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. The note is reported as a current asset on the consolidated balance sheet as of June 30, 2019.

5. Debt

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.7 million as of June 30, 2019, of which $2.6 million is classified on our balance sheet as cash and cash equivalents, and $5.1 million as marketable securities as of June 30, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of June 30, 2019, the principal amount outstanding under this line of credit was approximately $4.3 million, and the undrawn borrowing availability was $2.7 million.

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

Effective February 1, 2019, the Company hired a consultant to provide sales and marketing expertise. The consultant is to be paid $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. As of June 30, 2019, the Company had issued 72,810 shares of common stock to the consultant.

7. Stock Warrants

As of June 30, 2019, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s stock warrant activity for the six months ended June 30, 2019 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2018	7,556,323	$4.45	3.8
Granted		$—
Forfeited
Outstanding at June 30, 2019	7,556,323	$4.45	3.3

Exercisable at June 30, 2019	7,556,323	$4.45	3.3

As of June 30, 2019, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of June 30, 2019 and through the date of this Quarterly Report. As of June 30, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108 (see Note 6).

Effective February 1, 2019, the Company engaged a consultant to provide sales and marketing expertise. The Company agreed to pay such consultant $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock. As of June 30, 2019, the Company had issued 72,810 shares of common stock to the consultant (see Note 6).

In April 2019, the Company’s board of directors granted to certain employees and directors options to purchase an aggregate of 1,095,000 shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan. The options are for a contractual term of 10 years, vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to a grantee’s continuous service to the Company through each such vesting date. The exercise price for these options is $0.45 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $205,118. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 58.68% and a risk-free interest rate of 2.41%.

Stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2018	24,728,422	$0.15	2.6
Granted	1,095,000	$0.45
Exercised	(71,084)	$0.10
Canceled/Forfeited	(135,000)	$1.31
Outstanding at June 30, 2019	25,617,338	$0.16	2.4

Exercisable at June 30, 2019	9,735,291	$0.13	2.6

Stock-based compensation expense was approximately $274,646 and $2.8 million for the three months ended June 30, 2019 and 2018 respectively, and approximately $527,542 and $5.7 million for the six months ended June 30, 2019 and 2018, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of June 30, 2019, the Company expects to recognize approximately $501,323 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 1.7 years.

As of June 30, 2019, the Company’s outstanding options have an intrinsic value of approximately $4.6 million, which includes the suspended options to purchase an aggregate of 14,297,902 shares of common stock that are attributable to Mr. Monfort. Intrinsic value is approximately $2.8 million if the options to purchase shares of common stock attributable to Mr. Monfort are excluded from the calculation.

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

In May 2019, the Company entered into a facility-sharing arrangement with Ebus for its premises in Downey, California. The agreement requires the Company to reimburse Ebus monthly facility costs of approximately $10,600 in exchange for shared use of the site. The additional space will be used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment and finished inventory. The agreement is on a month-to-month basis and is cancelable by either party with 10-days’ notice.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of June 30, 2019:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$444,426	$119,466	$241,344	$83,616	$—
Employment contracts	546,000	246,000	300,000	—	—
Total	$990,426	$365,466	$541,344	$83,616	$—

10. Contingencies

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar, but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors. We filed a substantially similar answer with the same counterclaims and, pursuant to a contractual indemnification arrangement, we have assumed the Defense of Mr. Di Ricco. We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. On May 7, 2019, the Court held a hearing and tentatively issued a ruling indicating that the Second Amended Complaint should be dismissed, without prejudice. A subsequent written order confirmed the dismissal, without prejudice. On June 29, 2019, Plaintiffs filed their Third Amended Complaint, seeking to address the issues raised in the Court’s oral ruling. Defendants will be filing a Joint demurrer on July 29, 2019, and a hearing on that demurrer is scheduled for August 29, 2019. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

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

Overview

We design and cause to be designed advanced zero-emission electric and hybrid drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design and cause to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric or hybrid drivetrain systems. We expect to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines, that can be marketed, sold, warrantied and serviced through our developing distribution and service network.

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

For the three months ended June 30, 2019 and 2018, our net losses were $1.3 million and $4.2 million, respectively, and $2.7 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

The following discussion compares operating data for the three and six months ended June 30, 2019 to June 30, 2018:

Sales

Sales were $4.4 million and $744,450 for the three months ended June 30, 2019 and 2018, respectively, and $4.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. Sales for the three and six months ended June 30, 2019 consisted of products and services sold to Blue Bird Corporation and work performed under a DOE grant awarded to Blue Bird Corporation for which we were selected to provide products and services. Effective as of May 30, 2019, the three-year supply agreement we entered into with EDI, a subsidiary of Cummins, in October 2017, pursuant to which EDI agreed to build for us, on an exclusive basis, zero-emission electric drivetrain systems for sale to Blue Bird Corporation for installation in its Type C and D school bus product lines, was terminated by Cummins. In light of the termination of the supply agreement with EDI, the Company and Blue Bird Corporation mutually agreed to terminate the Company’s supply agreement with Blue Bird Corporation, effective as of May 31, 2019, and, as a result, the Company’s participation in the DOE grant ended on May 31, 2019.

Cost of Sales

Cost of sales were $4.1 million and $722,450 for the three months ended June 30, 2019 and 2018, respectively, and $4.5 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. Cost of sales for the three and six months ended June 30, 2019 consisted of costs related to products and services sold to Blue Bird Corporation, and work performed under the DOE grant discussed in “Sales” above.

General and Administrative Expenses

General and administrative expenses were $1.5 million and $3.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. This $2.4 million decrease was primarily related to a $2.5 million decrease in non-cash stock-based compensation expense in 2019 related to items previously disclosed in 2018. This decrease was partially offset by increases in legal, professional and insurance expenses. The second quarter 2019 general and administrative expenses include approximately $301,000 in non-cash charges, including $275,000 in stock-based compensation expense.

General and administrative expenses were $2.9 million and $7.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. This $4.9 million decrease was primarily related to a $5.2 million decrease in non-cash stock-based compensation expense in 2019 related to items previously disclosed in 2018. This decrease was partially offset by increases in legal, professional and insurance expenses. The six month 2019 general and administrative expenses include approximately $576,000 in non-cash charges, including $528,000 in stock-based compensation expense.

Consulting Expenses

Consulting expenses were $77,491 and $47,817 for the three months ended June 30, 2019 and 2018, respectively, and $154,128 and $94,998 for the six months ended June 30, 2019 and 2018, respectively. This increase is due to an increase in sales and marketing consulting-related activity in the current-year period.

Research and Development Expenses

Research and development expenses were $102,656 and $440,433 for the three months ended June 30, 2019 and 2018, respectively, and $147,656 and $596,367 for the six months ended June 30, 2019 and 2018, respectively. These decreases are primarily due to the timing of certain expenditures for research and development activity.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offerings of common stock under Regulation A in June 2017 and units in January 2018, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable.

As of June 30, 2019, we had cash and cash equivalents of $2.8 million, and short-term liquid marketable securities of $5.1 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However, if we do not successfully execute our business plan, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. As of June 30, 2019, we had a backlog of 3 zero-emission electric school buses, 38 drivetrain systems and related battery packs and spare parts, 4 zero-emission cargo vans and 10 e-trikes, which consists of unfilled firm orders for products under signed contracts with customers.

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

Options to Purchase Common Stock

As of June 30, 2019, we had outstanding options to purchase 25,617,338 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of June 30, 2019, 9,735,291 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 9,527,481 were issuable upon exercise at a price of $0.10 per share, and 207,810 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of $1,224,979 and we would be required to issue 9,735,291 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of June 30, 2019 and through the date of this Quarterly Report. As of June 30, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.7 million at June 30, 2019, and borrowings under the line may not exceed 95% of our cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of June 30, 2019, the principal amount outstanding under this line of credit was $4.3 million, and the undrawn borrowing availability was $2.7 million.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(2,414)	$(4,316)
Net cash used in investing activities	(1,155)	(67)
Net cash provided by financing activities	2,607	9,607
Net change in cash and cash equivalents	$(962)	$5,224

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including stock-based compensation amounts.

For the six months ended June 30, 2019, net cash used in operating activities was 2.4 million, and consisted of a net loss of $2.7 million, non-cash items of $575,894, and a net use from the change in operating assets and liabilities of $246,168. Changes in operating assets and liabilities were due to increases in trade accounts receivable and other current assets of $2.3 million, and decreases in accrued liabilities and other non-current liabilities of $148,628, offset by an increase in trade accounts payable of $2.1 million and a decrease in other non-current assets of $35,320.

For the six months ended June 30, 2018, net cash used in operating activities was $4.3 million, and consisted of a net loss of $8.3 million, non-cash items of $6.2 million, and a net use from the change in operating assets and liabilities of $2.2 million. Changes in operating assets and liabilities were due to increases in trade accounts receivable and other current assets of $3.3 million, and a decrease in other non-current liabilities of $35,320, offset by increases in trade accounts payable and accrued liabilities of $867,329, and decreases in inventory and other non-current assets of $245,727.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 increased by $1.1 million to $1.2 million, as compared to cash used in investing activities of $67,359 during the six months ended June 30, 2018. The increase in net cash used in investing activities during the six months ended June 30, 2019 is primarily due to the replacement purchase of liquid marketable securities that matured and issuing a note to a third party, whereas net cash used in investing activities during the six months ended June 30, 2018 was due to the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 decreased by $7.0 million to $2.6 million, as compared to $9.6 million during the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2019 consisted of $2.6 million in net proceeds received under our line of credit with Morgan Stanley and $7,108 in proceeds received from the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2018 consisted of net proceeds of $9.8 million from the closing of our follow-on offering on January 9, 2018, $1.8 million in proceeds received under our line of credit with Morgan Stanley and $76,578 in proceeds received from the exercise of stock options, offset by a $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Contractual Obligations

Except as set forth below, during the six months ended June 30, 2019, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In connection with the termination of our supply agreement with Blue Bird Corporation, Blue Bird agreed to assume all warranty liabilities with respect to the drivetrains systems we sold under that agreement prior to its termination on May 31, 2019.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The fair value of our common stock was estimated by management based on observations of the cash sales prices of its common shares. Awards granted to directors are treated on the same basis as awards granted to employees.

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

Interest Rate Risk

We are currently subject to interest rate risk in connection with borrowings under our line of credit with Morgan Stanley, which bears interest at variable rates. As of June 30, 2019, the principal amount outstanding under this line of credit was approximately $4.3 million, and the undrawn borrowing availability was $2.7 million. Based on the amounts outstanding under the line of credit at June 30, 2019, a hypothetical 10% adverse movement in 30-day LIBOR would increase our annual interest expense by approximately $430,000. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar, but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors. We filed a substantially similar answer with the same counterclaims and, pursuant to a contractual indemnification arrangement, we have assumed the Defense of Mr. Di Ricco. We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. On May 7, 2019, the Court held a hearing and tentatively issued a ruling indicating that the Second Amended Complaint should be dismissed, without prejudice. A subsequent written order confirmed the dismissal, without prejudice. On June 29, 2019, Plaintiffs filed their Third Amended Complaint, seeking to address the issues raised in the Court’s oral ruling. Defendants will be filing a Joint demurrer on July 29, 2019, and a hearing on that demurrer is scheduled for August 29, 2019. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

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

At our annual meeting on May 8, 2019, our stockholders voted against authorizing our Board of Directors to implement a reverse stock split. As a result, we could not proceed with that plan to regain compliance with the NASDAQ listing requirements. As of the date of this filing, our stock price remains below the minimum $1.00 per share requirement.

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

ADOMANI, INC.

Date: July 29, 2019	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2019	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)