Form 10-Q
period 2019-09-30
ADOMANI, INC.
filed 2019-10-25
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ADOM	OTC Markets Group Inc.

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2019 was 73,040,220.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission drivetrain systems, re-power conversion kits, and zero-emission commercial fleet vehicles in order to generate revenue;
•	Our dependence upon external sources for the financing of our operations;
•	Our ability to effectively execute our business plan;
•

Our ability and our suppliers’ ability to scale our zero-emission drivetrain system manufacturing, assembling and converting processes effectively and quickly from low volume production to high volume production;

•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;
•	Our ability to obtain, retain and grow our customers;
•	Our ability to enter into, sustain and renew strategic relationships on favorable terms;
•	Our ability to achieve and sustain profitability;
•	Our ability to evaluate and measure our current business and future prospects;
•	Our ability to compete and succeed in a highly competitive and evolving industry;
•	Our ability to respond and adapt to changes in electric drivetrain technology; and
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,068	$3,759
Marketable securities	4,778	3,949
Accounts receivable	3,068	997
Notes receivable, net	338	300
Other current assets	1,749	1,175
Total current assets	13,001	10,180
Property and equipment, net	134	150
Other non-current assets	469	503
Total assets	$13,604	$10,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,204	$342
Accrued liabilities	864	968
Line of credit	4,950	1,700
Total current liabilities	9,018	3,010
Long-term liabilities
Other non-current liabilities	166	219
Total liabilities	9,184	3,229
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 72,984,040 and 72,732,292 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	62,405	61,628
Accumulated deficit	(57,986)	(54,025)
Total stockholders' equity	4,420	7,604
Total liabilities and stockholders' equity	$13,604	$10,833

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales	$5,743	$2,619	$10,551	$3,827
Cost of sales	5,320	2,528	9,774	3,729
Gross profit	423	91	777	98
Operating expenses
General and administrative	1,565	1,533	4,423	9,320
Consulting	66	38	220	133
Research and development	10	45	158	641
Total operating expenses, net	1,641	1,616	4,801	10,094
Loss from operations	(1,218)	(1,525)	(4,024)	(9,996)

Other income:
Interest income, net	23	43	51	148
Other income (expense)	(23)	1	12	109
Total other income	—	44	63	257

Loss before income taxes	(1,218)	(1,481)	(3,961)	(9,739)
Income tax expense	—	—	—	(3)
Net loss	$(1,218)	$(1,481)	$(3,961)	$(9,742)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.14)

Weighted shares used in the computation of net loss per share:
Basic and diluted	72,930,108	72,607,881	72,863,320	72,000,787

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except shares and per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340
Common stock issued for cash	3,666,667	—	11,000	—	11,000
Offering costs netted against proceeds from common stock issued for cash	—	—	(1,197)	—	(1,197)
Stock based compensation	—	—	2,964	—	2,964
Net loss	—	—	—	(4,077)	(4,077)
Balance, March 31, 2018	71,737,597	$1	$58,083	$(47,054)	$11,030
Stock based compensation	—	—	2,780	—	2,780
Common stock issued for stock options exercised	765,779	—	77	—	77
Net loss		—	—	(4,184)	(4,184)
Balance, June 30, 2018	72,503,376	$1	$60,940	$(51,238)	$9,703
Stock based compensation	—	—	317	—	317
Common stock issued for stock options exercised	228,916	—	22	—	22
Net loss		—	—	(1,481)	(1,481)
Balance, September 30, 2018	72,732,292	$1	$61,279	$(52,719)	$8,561
Stock based compensation	—	—	349	—	349
Net loss	—	—	—	(1,306)	(1,306)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation	—	—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425
Common stock issued for services	42,649	—	15	—	15
Stock based compensation	—	—	275	—	275
Net loss	—	—	—	(1,294)	(1,294)
Balance, June 30, 2019	72,876,186	$1	$62,188	$(56,768)	$5,421
Common stock issued for services	107,854	—	15	—	15
Stock based compensation	—	—	202	—	202
Net loss	—	—	—	(1,218)	(1,218)
Balance, September 30, 2019	72,984,040	$1	$62,405	$(57,986)	$4,420

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(3,961)	$(9,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	28
Provision for bad debt	—	200
Stock based compensation expense	730	6,061
Common stock issued for services	40	—
Loss on write-down of property and equipment	—	385
Write-down of inventory	—	15
Changes in assets and liabilities:
Inventory	—	210
Accounts receivable	(2,072)	(1,573)
Other current assets	(580)	(843)
Other non-current assets	34	53
Accounts payable	2,862	975
Accrued liabilities	(105)	191
Other non-current liabilities	(53)	(53)
Net cash used in operating activities	(3,069)	(4,093)

Cash flows from investing activities:
Purchase of property and equipment, net	(12)	(71)
Investment in note receivable, net	(38)	(200)
Proceeds from repayment of note receivable	—	500
Investment in marketable securities, net	(829)	—
Net cash provided by (used in) investing activities	(879)	229

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,000
Principal repayments of debt	—	(2,149)
Advances on line of credit	4,300	2,200
Principal repayments on line of credit	(1,050)	(800)
Proceeds from exercise of stock options	7	99
Payments for deferred offering costs	—	(1,121)
Net cash provided by financing activities	3,257	9,229

Net change in cash and cash equivalents	(691)	5,365
Cash and cash equivalents at the beginning of the period	3,759	2,446
Cash and cash equivalents at the end of the period	$3,068	$7,811

Supplemental cash flow disclosures:
Cash paid for interest expense	$99	$26
Cash paid for income taxes	$—	$—
Non-cash transactions:
Equipment transferred against note receivable	$7	$—
Deferred offering costs reclassified to equity	$—	$76

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) designs and causes to be designed advanced zero-emission electric drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. The Company also designs and causes to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. The Company is also a provider of new zero-emission electric vehicles focused on total cost of ownership. The Company’s drivetrain systems and vehicles are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of September 30, 2019 and for the fiscal periods ended September 30, 2019 and 2018 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the fiscal periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMAN ZEV Sales, Inc., formerly known as School Bus Sales of California, Inc., and Zero Emission Truck and Bus Sales of Arizona, Inc. All significant intercompany accounts and transactions have been eliminated.

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

In applying ASC Topic 606, the Company is required to (1) identify any contracts with customers, (2) determine if multiple performance obligations exist, (3) determine the transaction price, (4) allocate the transaction price to the respective obligation, and (5) recognize the revenue as the obligation is satisfied. Contracts under the Blue Bird supply agreement, which was terminated effective as of May 31, 2019, and work performed for Blue Bird Corporation under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird Corporation, were single-performance obligations and, therefore, required no allocation of the transaction price. The Company’s active participation in the DOE grant ended on May 31, 2019. Prior to such termination, the Company recognized revenue when product was shipped or was billed by its third-party supplier for work performed under the DOE grant. Additionally, the Company recorded revenue for these sales at gross, rather than net, as the Company was the principal obligor to Blue Bird Corporation for both the supply agreement and the statement of work for the DOE grant, and, prior to the termination of such agreements, assumed the risk for non-performance, or non-compliance, related to any work performed by its subcontractor. An unexpected adjustment related to DOE work done prior to May 31, 2019 was made by Blue Bird in the quarter ended September 30, 2019, and the additional revenue was recognized in that period.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $3,068,353 and $996,621 as of September 30, 2019 and December 31, 2018, respectively. As the entire trade accounts receivable balance relates to one customer, which the Company believes to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade receivable balance as of September 30, 2019. The Company also had other receivables of $399,639 and $143,734 as of September 30, 2019 and December 31, 2018, respectively. The Company provided an allowance for other receivables of $20,000 and $70,000 as of September 30, 2019 and December 31, 2018, respectively. $50,000 of other receivables was written off against the allowance for the six months ended June 30, 2019, as it was determined to be uncollectable.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $1,018,739 and $882,050 as of September 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of September 30, 2019 and December 31, 2018, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $10,000 and $45,000 for the three months ended September 30, 2019 and 2018, respectively, and $157,656 and $641,367 for the nine months ended September 30, 2019 and 2018, respectively.

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

Components of property and equipment, net, consist of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	23,338	23,338
Computers	59,668	53,704
Vehicles	74,299	67,299
Test/Demo vehicles	38,332	31,728
Total property and equipment	$237,436	$217,868
Less accumulated depreciation	(103,691)	(67,777)
Net property and equipment	$133,745	$150,091

Depreciation expense was $12,562 and $11,106 for the three months ended September 30, 2019 and 2018, respectively, and $35,914 and $27,579 for the nine months ended September 30, 2019 and 2018, respectively.

4. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to Ebus, an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties amended the note to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further amend the note to extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000, which was due no later than the September 30, 2018 maturity date.  In addition, per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. Ebus failed to pay the $500,000 principal balance along with an unpaid extension fee of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by Ebus. In October 2018, the Company accrued an additional fee of $15,000 and late fees on the extension fee in the amount of $1,750. The Company accrued interest at the default rate, which is the stated rate of interest plus 2%, in accordance with the note, through March 31, 2019. Total interest accrued for the nine months ended September 30, 2019 was $13,749. In May 2019, the Company entered into a facility-sharing agreement with Ebus (see Note 9). In June 2019, Ebus transferred vehicles, with an estimated fair market value of approximately $7,000, to the Company in exchange for a corresponding reduction in the amount due on the note (see Note 3).

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. The note is included as a non-current asset on the consolidated balance sheet as of September 30, 2019. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. In September 2019, accrued interest of $18,542 on the original $200,000 note, that had accrued since September 2018, was reclassified to principal. The note is reported as a current asset on the consolidated balance sheet as of September 30, 2019.

5. Debt

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.7 million as of September 30, 2019, of which $2.9 million is classified on our balance sheet as cash and cash equivalents, and $4.8 million as marketable securities as of September 30, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of September 30, 2019, the principal amount outstanding under this line of credit was approximately $5 million, and the undrawn borrowing availability was approximately $2 million (see Note 11).

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

Effective February 1, 2019, the Company hired a consultant to provide sales and marketing expertise. The consultant is to be paid $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. As of September 30, 2019, the Company had issued 180,664  shares of common stock to the consultant.

7. Stock Warrants

As of September 30, 2019, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s stock warrant activity for the nine months ended September 30, 2019 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2018	7,556,323	$4.45	3.8
Granted		$—
Forfeited
Outstanding at September 30, 2019	7,556,323	$4.45	3.0

Exercisable at September 30, 2019	7,556,323	$4.45	3.0

As of September 30, 2019, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of September 30, 2019 and through the date of this Quarterly Report. As of September 30, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

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

Stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2018	24,728,422	$0.15	2.6
Granted	1,095,000	$0.45
Exercised	(71,084)	$0.10
Canceled/Forfeited	(135,000)	$1.31
Outstanding at September 30, 2019	25,617,338	$0.16	2.2

Exercisable at September 30, 2019	9,952,708	$0.13	2.4

Stock-based compensation expense was approximately $202,650 and $317,222 for the three months ended September 30, 2019 and 2018 respectively, and approximately $730,192 and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2019, the Company expects to recognize approximately $298,673 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 2.1 years.

As of September 30, 2019, outstanding options have no intrinsic value.

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

Effective September 16, 2019, the Company renewed its employment agreement with its Chief Executive Officer.  The term of the renewed employment agreement is five years, with an annual base salary of $294,000.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2019:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$413,643	$117,771	$243,072	$52,800	$—
Employment contracts	1,984,000	512,000	874,000	598,000	—
Total	$2,397,643	$629,771	$1,117,072	$650,800	$—

10. Contingencies

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar, but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors. We filed a substantially similar answer with the same counterclaims and, pursuant to a contractual indemnification arrangement, we have assumed the defense of Mr. Di Ricco. We filed a motion for summary judgment dismissing all of Mr. Monfort’s claims on September 12, 2019. A hearing on the motion for summary judgment is scheduled for October 31, 2019. We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. On May 7, 2019, the Court held a hearing and tentatively issued a ruling indicating that the second amended complaint should be dismissed, without prejudice. A subsequent written order confirmed the dismissal, without prejudice. On June 29, 2019, Plaintiffs filed their third amended complaint, seeking to address the issues raised in the court’s oral ruling. Defendants filed a joint demurrer to the third amended complaint on July 29, 2019. The court heard defendants’ joint demurrer on August 29, 2019. On October 1, 2019, the court issued a written order overruling defendants’ joint demurrer. The case will proceed to preliminary discovery. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019 Alan Brooks, an ADOMANI investor, filed a complaint, captioned Alan Brooks, Brooks Irrevocable Trust, Brooks Family Trust, and Alexa and Sofia Efthymiou Irrevocable Trust v. ADOMANI, Inc., et al., Case No. 19CV349153, in the Superior Court of the State of California for the County of Santa Clara, against us, certain of our executive officers, and one of the underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that defendants refused to release shares of ADOMANI common stock to plaintiffs in breach of an agreement between plaintiffs and the Company. Plaintiffs seek $13,500,000.00 in monetary damages and attorney’s fees. On September 20, 2019, plaintiffs filed an amended complaint alleging (i) breach of contract; (ii) fraud; (iii) violations of Cal. Corp. Code § 25401; (iv) negligent misrepresentation; (v) elder abuse; and (vi) unfair competition. Plaintiffs seek compensatory and punitive monetary damages. Also on September 20, 2019, plaintiffs moved to transfer the action to Napa County Superior Court. We were served with the amended complaint on September 26, 2019. We believe that the lawsuit is without merit and intend to vigorously defense the action.

11.  Subsequent Events

On October 4, 2019, $680,000 was transferred from cash held in the Company’s Morgan Stanley securities account to reduce the principal balance on its line of credit.  Upon completion of this transfer, the principal balance on the line of credit was $4.3 million, and the maximum amount available to be borrowed was approximately $6.65 million.

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

Overview

We design and cause to be designed advanced zero-emission electric drivetrain systems for integration in new school buses and medium to heavy-duty commercial fleet vehicles. We also design and cause to be designed re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. We expect to expand our product offerings to include the sale of zero-emission systems in vehicles manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines, that can be marketed, sold, warrantied and serviced through our developing distribution and service network.

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

In addition to providing the zero-emission electric drivetrain systems and re-power conversion kits mentioned above, we are also a provider of new zero-emission electric vehicles focused on total cost of ownership. Our drivetrain systems and vehicles are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

For the three months ended September 30, 2019 and 2018, our net losses were approximately $1.2 million and $1.5 million, respectively, and were approximately $4.0 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Zero-emission electric drivetrain experience. Our dealer and service network is not currently established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric drivetrain systems and electric fleet vehicle experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

Market growth. We believe the market for all-electric solutions for alternative fuel technology, specifically all-electric vehicles, will continue to grow as more purchases of new zero-emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability or the amounts of such assistance to our customers.

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

Components of Results of Operations

Sales

Sales are recognized from the sales of advanced zero-emission electric drivetrain systems for fleet vehicles, from the sale of new, purpose-built zero-emission electric vehicles, from the sale and/or installation of re-power conversion kits to replace conventional drivetrain systems in combustion powered vehicles with zero-emission electric drivetrain systems, and from contracting to provide engineering services. Sales are recognized in accordance with ASC Topic 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

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

General and Administrative Expenses

Selling, general and administrative expenses include all corporate and administrative functions that support our company, including personnel-related expense and stock-based compensation costs; costs related to investor relations activities; warranty costs, including product recall and customer satisfaction program costs; marketing-related expenses; and other expenses that cannot be included in cost of sales, consulting or research and development costs.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2019 to the corresponding periods ended September 30, 2018:

Sales

Sales were $5.7 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $10.6    million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. Sales for the three and nine months ended September 30, 2019 consisted of products and services sold to Blue Bird Corporation. Sales were $33,245 and $47,399 for the three and nine months ended September 30, 2019, respectively, related to work performed under a DOE grant awarded to Blue Bird Corporation for which we were selected to provide products and services. Effective as of May 30, 2019, the three-year supply agreement we entered into with EDI, a subsidiary of Cummins, in October 2017, pursuant to which EDI agreed to build for us, on an exclusive basis, zero-emission electric drivetrain systems for sale to Blue Bird Corporation for installation in its Type C and D school bus product lines, was terminated by Cummins. In light of the termination of the supply agreement with EDI, the Company and Blue Bird Corporation mutually agreed to terminate the Company’s supply agreement with Blue Bird Corporation, effective as of May 31, 2019, and, as a result, the Company’s active participation in the DOE grant ended on May 31, 2019. An unexpected adjustment related to DOE work done prior to May 31, 2019 was made by Blue Bird in the three months ended September 30, 2019, and the additional revenue was recognized in that period.

Cost of Sales

Cost of sales were $5.3 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $9.8 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of sales for the three and nine months ended September 30, 2019 consisted of costs related to products. Cost of sales were $33,245 and $47,399 for the three and nine months ended September 30, 2019, respectively, related to services sold to Blue Bird Corporation, and work performed under the DOE grant discussed in “Sales” above.

General and Administrative Expenses

General and administrative expenses were $1.6 million and $1.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively. This $100,000 increase was primarily related to an increase in legal and professional fees of $233,000, and increases in payroll and insurance expenses, reduced by a $200,000 decrease in bad debt expense. The third quarter 2019 general and administrative expenses include approximately $215,212 in non-cash charges, including $202,650 in stock-based compensation expense.

General and administrative expenses were $4.4 million and $9.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. This $4.9 million decrease was primarily related to a $5.3 million decrease in non-cash stock-based compensation expense in 2019 related to items previously disclosed in 2018 and to a $200,000 decrease in bad debt expense, partially offset by increases in legal and professional, payroll, and insurance expenses. The nine month 2019 general and administrative expenses include approximately $766,106 in non-cash charges, including $730,192 in stock-based compensation expense.

Consulting Expenses

Consulting expenses were $66,040 and $37,972 for the three months ended September 30, 2019 and 2018, respectively, and $220,167 and $132,970 for the nine months ended September 30, 2019 and 2018, respectively. This increase is due to an increase in sales and marketing consulting and to supply chain-related consulting activity in the current-year periods.  Consulting expenses include non-cash charges of approximately $15,000 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $40,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively (see Note 6 to our unaudited consolidated financial statements included in this Quarterly Report).

Research and Development Expenses

Research and development expenses were $10,000 and $45,000 for the three months ended September 30, 2019 and 2018, respectively, and $157,656 and $641,367 for the nine months ended September 30, 2019 and 2018, respectively. These decreases are primarily due to the timing of certain expenditures for research and development activity.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offerings of common stock under Regulation A in June 2017 and units in January 2018, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable.

As of September 30, 2019, we had cash and cash equivalents of $3.1 million, and short-term liquid marketable securities of $4.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months and beyond. However, if we do not successfully execute our business plan, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. As of September 30, 2019, we had a backlog of three zero-emission electric school buses, eight drivetrain systems, four zero-emission cargo vans, 10 zero-emission Class 4 trucks, and 10 e-trikes, which consists of unfilled firm orders for products under signed contracts with customers.

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

Options to Purchase Common Stock

As of September 30, 2019, we had outstanding options to purchase 25,617,338 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of September 30, 2019, 9,952,708 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 9,701,248 were issuable upon exercise at a price of $0.10 per share, and 251,460 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $1.3 million and we would be required to issue 9,952,708 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as our Chief Technology Officer. Upon Mr. Monfort’s separation from service, our board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of September 30, 2019 and through the date of this Quarterly Report. As of September 30, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort.

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108.

Credit Facilities

Effective May 2, 2018, we secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by cash and cash equivalents maintained by us in our Morgan Stanley accounts, which was approximately $7.7 million at September 30, 2019, and borrowings under the line may not exceed 95% of our cash and cash equivalent balances, subject to a maximum of $7 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in our accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of September 30, 2019, the principal amount outstanding under this line of credit was approximately $5 million, and the undrawn borrowing availability was approximately $2 million. On October 4, 2019, $680,000 was transferred from cash held in the Company’s Morgan Stanley securities account to reduce the principal balance on its line of credit. Upon completion of this transfer, the principal balance on the line of credit was $4.3 million, and the maximum amount available to be borrowed was approximately $6.65 million.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(3,069)	$(4,093)
Net cash provided by (used in) investing activities	(879)	229
Net cash provided by financing activities	3,257	9,229
Net change in cash and cash equivalents	$(691)	$5,365

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including stock-based compensation amounts.

For the nine months ended September 30, 2019, net cash used in operating activities was $3.1 million, and consisted of a net loss of approximately $4 million, non-cash items of $806,106, and a net increase from the change in operating assets and liabilities of $86,441. Changes in operating assets and liabilities were due to an increase in trade accounts payable of approximately $2.9 million and a decrease in other non-current assets of $34,333, offset by increases in trade accounts receivable and other current assets of approximately $2.7 million, and decreases in accrued liabilities and other non-current liabilities of $157,824.

For the nine months ended September 30, 2018, net cash used in operating activities was approximately $4.1 million, and consisted of a net loss of $9.7 million, non-cash items of approximately $6.7 million, and a net use from the change in operating assets and liabilities of approximately $1 million. Changes in operating assets and liabilities were due to increases in trade accounts receivable and other current assets of approximately $2.4 million, and a decrease in other non-current liabilities of $52,875, offset by increases in trade accounts payable and accrued liabilities of approximately $1.2 million, and decreases in inventory and other non-current assets of $263,352.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 decreased by approximately $1.1 million to $879,421, as compared to cash provided by investing activities of $229,441 during the nine months ended September 30, 2018. The decrease in net cash used in investing activities during the nine months ended September 30, 2019 is primarily due to the replacement purchase of liquid marketable securities that matured and issuing a note to a third party, whereas net cash provided by investing activities during the nine months ended September 30, 2018 was due to proceeds received from the repayment of a note to a third party, offset by issuing a note to another third party and the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 decreased by approximately $6 million to approximately $3.2 million, as compared to $9.2 million during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of approximately $3.3 million in net proceeds received under our line of credit with Morgan Stanley and $7,108 in proceeds received from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of net proceeds of $9.8 million from the closing of our follow-on offering on January 9, 2018, $1.4 million in net proceeds received under our line of credit with Morgan Stanley and $99,470 in proceeds received from the exercise of stock options, offset by a $2.1 million repayment of notes payable principal and related accrued and unpaid interest.

Contractual Obligations

Except as set forth below, during the nine months ended September 30, 2019, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Interest Rate Risk

We are currently subject to interest rate risk in connection with borrowings under our line of credit with Morgan Stanley, which bears interest at variable rates. As of October 4, 2019, the principal amount outstanding under this line of credit was approximately $4.3 million, and the undrawn borrowing availability was approximately $2.3 million. Based on the amounts outstanding under the line of credit at October 4, 2019, a hypothetical 10% adverse movement in 30-day LIBOR would increase our annual interest expense by approximately $8,700. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort seeks unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara. On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On March 26, 2019, Mr. Monfort filed an amended complaint, which was substantially similar, but which added as an additional defendant Dennis R. Di Ricco and corrected certain non-substantive typographical errors. We filed a substantially similar answer with the same counterclaims and, pursuant to a contractual indemnification arrangement, we have assumed the defense of Mr. Di Ricco. We filed a motion for summary judgment dismissing all of Mr. Monfort’s claims on September 12, 2019. A hearing on the motion for summary judgment is scheduled for October 31, 2019. We believe that Mr. Monfort’s lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. On November 9, 2018, in response to a demurrer filed by defendant Network 1 Financial Securities, Plaintiff filed a first amended complaint, which was substantially similar to the original complaint but refined certain allegations regarding the alleged material omissions that form the basis of the complaint. Defendants demurred to the first amended complaint. The court heard defendants’ demurrers to the first amended complaint on January 30, 2019. At this hearing the court granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on January 31, 2019. The second amended complaint attempts to substitute in two putative class plaintiffs. Defendants jointly demurred to the second amended complaint on March 4, 2019. On May 7, 2019, the Court held a hearing and tentatively issued a ruling indicating that the second amended complaint should be dismissed, without prejudice. A subsequent written order confirmed the dismissal, without prejudice. On June 29, 2019, Plaintiffs filed their third amended complaint, seeking to address the issues raised in the court’s oral ruling. Defendants filed a joint demurrer to the third amended complaint on July 29, 2019. The court heard defendants’ joint demurrer on August 29, 2019. On October 1, 2019, the court issued a written order overruling defendants’ joint demurrer. The case will proceed to preliminary discovery. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019 Alan Brooks, an ADOMANI investor, filed a complaint, captioned Alan Brooks, Brooks Irrevocable Trust, Brooks Family Trust, and Alexa and Sofia Efthymiou Irrevocable Trust v. ADOMANI, Inc., et al., Case No. 19CV349153, in the Superior Court of the State of California for the County of Santa Clara, against us, certain of our executive officers, and one of the underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that defendants refused to release shares of ADOMANI common stock to plaintiffs in breach of an agreement between plaintiffs and the Company. Plaintiffs seek $13,500,000.00 in monetary damages and attorney’s fees. On September 20, 2019, plaintiffs filed an amended complaint alleging (i) breach of contract; (ii) fraud; (iii) violations of Cal. Corp. Code § 25401; (iv) negligent misrepresentation; (v) elder abuse; and (vi) unfair competition. Plaintiffs seek compensatory and punitive monetary damages. Also on September 20, 2019, plaintiffs moved to transfer the action to Napa County Superior Court. We were served with the amended complaint on September 26, 2019. We believe that the lawsuit is without merit and intend to vigorously defense the action.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019.

NASDAQ has delisted our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

As previously reported, we were notified on August 14, 2019 by the staff (the “Staff”) of the Listing Qualifications Department of The NASDAQ  that NASDAQ had initiated proceedings to delist ADOMANI’s common stock from trading on The NASDAQ Capital Market due to our failure to regain compliance with the $1.00 minimum bid price requirement for continued listing pursuant to Listing Rule 5550(a)(2) of The NASDAQ Stock Market within the applicable compliance period.

ADOMANI  discussed with the Staff the procedures for appealing the Staff’s determination to the NASDAQ Hearings Panel in accordance with the applicable Listing Rules of The NASDAQ Stock Market and, based on such discussions and the fact that ADOMANI has unsuccessfully solicited the requisite approval of its stockholders to effect a reverse stock split at each of the last two annual meetings of its stockholders, it was our assessment that it was unlikely we would be successful in such proceedings and, as such, we elected not  to appeal the Staff’s determination. Accordingly, the trading of our common stock was suspended by NASDAQ at the opening of business on August 22, 2019.  NASDAQ filed a Form 25-NSE with the Securities and Exchange Commission on September 23, 2019  to effect the removal of ADOMANI’s securities from listing and registration on NASDAQ.

We submitted an application for listing on the OTCQB® Venture Market that was accepted by the OTC Markets Group. Our common stock  began trading on the OTCQB under its current trading symbol “ADOM” at the opening of the markets on August 22, 2019. We remain a reporting company under the Securities Exchange Act of 1934 and continue to be subject to the public reporting requirements of the Securities and Exchange Commission. ADOMANI does not expect that the contemplated delisting or subsequent transition to the OTC Markets will affect its business or operations.

As a result of being traded on the OTC Markets, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Employment Agreement, by and between James L. Reynolds and the Company, dated September 16, 2019					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

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

ADOMANI, INC.

Date: October 24, 2019	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2019	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)