Form 10-K
period 2019-12-31
ADOMANI, INC.
filed 2020-03-10
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-38078

ADOMANI, INC.

(Name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4740 Green River Road, Suite 106

Corona, California 92880

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (951) 407-9860

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value	OTC Markets Group Inc.
Title of class	Name of exchange on which registered

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Capital Market on June 28, 2019, was approximately $21.1 million.

As of March 2, 2020, 73,230,362 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2019. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission commercial fleet vehicles, re-power conversion kits, and drivetrain systems in order to generate revenue.
•	Our dependence upon external sources for the financing of our operations.
•	Our ability to effectively execute our business plan.
•	Our ability and our suppliers’ ability to scale our zero-emission products assembling and converting processes effectively and quickly from low volume production to high volume production.
•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business.
•	Our ability to obtain, retain and grow our customers.
•	Our ability to enter into, sustain and renew strategic relationships on favorable terms.
•	Our ability to achieve and sustain profitability.
•	Our ability to evaluate and measure our current business and future prospects.
•	Our ability to compete and succeed in a highly competitive and evolving industry.
•	Our ability to respond and adapt to changes in electric vehicle technology; and
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

Overview

We are a provider of new purpose-built zero-emission electric vehicles focused on total cost of ownership. The vehicles are  manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new  buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of  technology that reduces greenhouse gases (“GHG”),nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

Our vehicles and drivetrain systems can include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission products may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

For the years ended December 31, 2019 and 2018, our net losses were approximately $5.2 million and $11.0 million, respectively.

Market Overview

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax emissions in the automotive industry and throughout other industries. In particular, Environmental Protection Agency (“EPA”) Tier 4 emission standards, California Air Resources Board (“CARB”) regulations, and recently implemented policies in Europe, generally referred to as Stage I, II, III and IV regulations, require a significant reduction in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels. In December 2019, the Verkhovna Rada of Ukraine decreed a number of changes to current law, including, among others, that the transition to electric road transport must be accomplished by January 1, 2030. They also introduced a measure to consider lending and insurance assistance for implementing the transition from combustion-fueled vehicles to electric vehicles. On June 28, 2018, China officially released the China VI emission standard for new heavy-duty vehicles, which is equivalent to, or in some respects even more stringent than, the Euro VI emission standard. The China VI standard intends to force diesel particulate filters on all new diesel heavy-duty vehicles introduced to the market after July 2021. If effectively implemented, it will transition all new heavy-duty vehicles in China to soot-free emission levels. In February 2018, the Mexican government announced a new policy that focused on reducing air pollution, improving public health and ultimately saving lives. This policy included the first soot-free standard adopted in Latin America, which required that all heavy-duty vehicles sold in Mexico meet the highest filter-based standards that are currently in place in other countries like the United States, Canada and much of the European Union.

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

Based on the IEA’s view, we believe that existing policies will make China and Europe the biggest adopters. In China, we anticipate that credits and subsidies will help electric vehicles grow to account for more than a quarter of the car market by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. However, despite increasing market penetration in places like California and other states that have adopted zero-emission plans, reduced taxes on fuels and the current administration’s stated intentions to scale back vehicle emissions standards could suppress  growth. Notwithstanding, new electric car sales in China grew by 72%, or 580,000 units, in 2017, which increased total ownership to over 1 million vehicles. Further, according to the IEA, China is also driving growth in electric buses and two-wheeled vehicles, and accounts for about 99% of the world’s stock of the fast-growing categories.

In the United States, through September 2019, 236,067 new electric vehicles were registered in the United States, compared to 234,745 for the corresponding period in 2018, an increase of 0.6%, and more than double the sales from just 4 years ago.

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

Charging infrastructure is another important factor in electric vehicle adoption rates. As of May 2019, there were more than 68,800 Level 2 and DC fast charging units throughout the United States. Of that total, 16%, or approximately 10,860 units, were DC fast chargers that make long-distance travel more practical for electric vehicles (EV). A DC fast charger adds 60 to 80 miles of range per 20 minutes of charging, while a Level 2 charger adds 10 to 20 miles of range per one hour of charging. California has the most EV charging units of any state at 22,620, which represents about a third of the nationwide total; however, there are 18 other states that have more than 1,000 Level 2 and DC fast charging units, combined. Counts include both public and non-residential private charging units. A charging unit refers to a single charge point. An EV charging station may have multiple units.

As of May 2019, the United States Department of Energy (“DOE”) reported that the U.S. now has over 20,000 electric car charging stations with more than 68,800 Level 2 and DC Fast Charging connectors. Of the 68,800 connectors, approximately 10,860 units were DC Fast Chargers designed to make long-distance travel more practical for EV’s. They define a “station” as a non-residential address where Electric Vehicle Supply Equipment (“EVSE”) is located, including both public and private stations, some of which may include several charging outlets per station. Over 60% of those charging stations are maintained by four networks: ChargePoint, Tesla, Blink, and SemaCharge. Level 2 charging stations can be used residentially or commercially to provide electricity faster than a standard 120-volt outlet. ChargePoint has the largest number of non-residential Level 2 charging stations, followed by Tesla. DC Fast Charging stations allow for long distance travel of electric vehicles by providing quick recharge rates along highways and well-traveled corridors between metropolitan areas. The eVgo Network has the largest number of DC Fast Charging stations, followed by Tesla with its SuperCharger network. Some geographic areas have considerably more charging stations than others, contributing to greater electric vehicle usage in those regions.

Commercial Vehicles

As relatively simple as the pricing analysis is for individual consumers, the purchase and deployment of heavy duty commercial vehicles involves consideration of many more variables. Here, the type of customer is a major determinant, whether it is a commercial customer buying trucks for a fleet, a school district, or a municipal entity purchasing buses for public use. Navigant Research forecasts global sales of electric drive and electric-assisted medium and heavy duty commercial vehicles (over 10,000 gross vehicle weight rating (“GVWR”)) to grow from 16,000 in 2014 to almost 160,000 in 2023, for total sales of over 800,000 of such vehicles during the period. Navigant Research expects the electric vehicle market share to increase from 0.4% to 2.9% of all medium and heavy-duty commercial vehicle sales over the same period.

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

A first-of-kind, comprehensive study was released in December 2019 assessing the environmental benefits and economics of various alternative fuel truck technologies. The study, conducted by the international research firm ICF, demonstrates that electric trucks and buses are a triple-win in terms of helping meet California’s climate and air quality targets; the least cost to own and operate across nearly all truck and bus classes by 2030; and provide the greatest job and economic benefits to the state. The study was commissioned by NRDC and the California Electric Transportation Coalition (an industry group representing utilities and vehicle manufacturers) and was sponsored by the Union of Concerned Scientists, Earthjustice, BYD, Ceres, and NextGen Climate America. Advisory support was provided by East Yard Communities for Environmental Justice and University of California, Davis.

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

Trucks

Some of the main markets for electric trucks include delivery vans, shuttle buses, and utility or work trucks, each of which has its own set of challenges. Where PHEVs (Plug-In Hybrid Electric Vehicle) have greater operational flexibility, and require less charging infrastructure, BEVs (Battery Electric Vehicle) can be either short range, which can charge quickly and operate with limited interruption, or long range, requiring longer charging times but more intraday operational flexibility.

Because of charging needs and restrictions, we believe short-haul fleet vehicles that operate in a limited geographic area and return to central locations, such as delivery vans and shuttle buses, are the best candidates for electrification.

Transit Buses

Some public transportation operators are facing pressure to purchase and operate low-emissions vehicles. For public entities, cleaner transportation systems can provide benefits beyond reduced operating costs, in the form of less pollution and lower abatement and cleanup costs. Electric transit buses are likely to have lower fuel and maintenance costs, typically a large cost area for transit operators, compared to conventional diesel buses. Electric buses generally have smoother, faster acceleration and provide a quieter ride, benefiting both passengers and the surrounding urban environment.

Similar to other commercial fleet electric vehicles, transit buses have a higher initial acquisition cost than their traditional-fueled counterparts, and the logistics of charging remains a challenge. Electric buses can be anywhere from two to nearly five times as expensive as conventional buses.

In addition to the public health and environmental benefits, school districts and transit agencies also see cost savings due to the reduced fuel and maintenance costs of electric buses. While electric transit buses cost approximately $200,000 more than diesel buses (depending on battery pack size)before incentives, lifetime fuel and maintenance savings of electric transit buses are around $400,000. And while electric school buses cost around $120,000 more than diesel school buses before incentives, lifetime fuel and maintenance savings of electric school buses are around $170,000.

Electrification in the medium- and heavy-duty vehicle sector is increasing in the United States with California leading the way.  Increasing investment in the sector from public and private sources, however, is expected to generate growth and significantly increase the number of electric trucks and buses on the road in the near term. Upfront costs associated with electric trucks and buses are expected to decline significantly through 2030 as battery prices fall, making them competitive on a total cost of ownership (TCO) basis.

School Buses

School buses present another significant potential market for electrification. The United States has approximately 480,000 school buses in service that are particularly suited to running solely on electricity. Traditional diesel school buses, which make up over half the total fleet, not only consume large amounts of fuel-more than 800 million gallons of diesel a year in the United States, at a fuel economy of only 4–5 mpg-but also directly impact children with tailpipe emissions. In response, a number of states have included school buses in clean transportation mandates, and some school districts, notably in California and Illinois, have begun to replace diesel buses with electric. Incentive programs to help fund the purchase of electric school buses in the United States are significant.

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

•	The desire of state agencies to deploy electric vehicles to reduce the effects of Climate Change and to reduce the impact of pollutants on the health and well-being of its population;
•	The cost of electricity to recharge plug-in electric vehicles, impacted by special rates introduced by utilities;
•	Preferential treatment in registration, emissions testing, and access to highways, city centers, and HOV lanes; and
•	The cost of traditional petroleum-based fuels compared to the resultant incremental costs of owning and operating an electric vehicle.

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

Our Solution

We are a provider of new purpose-built zero-emission electric vehicles focused on total cost of ownership. The vehicles are  manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new  buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of  technology that reduces greenhouse gases (“GHG”),nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.  As of December 31, 2019, we had a backlog of one zero-emission electric school bus, 10 zero-emission cargo vans, 11 zero-emission Class 4 trucks, one ICE powered prison transport bus conversion to a zero-emission all electric bus, and 50 e-trikes, which consists of unfilled firm orders for products under signed contracts with customers.

We seek to enable our customers to:

•

Add Emission-Compliant Vehicles and Drivetrain Systems to Their Fleets. Our commercial fleet vehicles and drivetrain systems are designed to reduce or eliminate the use of traditional petroleum-based fuels that create greenhouse gases and particulate matter.

•

Reduce Total Cost of Ownership. Our technology is designed to reduce fuel budgets and maintenance costs by eliminating or reducing the reliance on traditional petroleum-based fuels, instead using the more energy efficient and less variably priced grid-provided electricity.

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

Development of the Business to Date

We have taken an active role in building awareness and support for our zero-emission electric vehicles and drivetrain systems in industry specific target groups and at all levels of government and regulatory agencies and the constituencies they serve. We initially accomplished this through our participation with Blue Bird Corporation (“Blue Bird”) in its DOE grant program to accelerate the adoption of advanced and alternative fuel vehicles. We have also maintained prior and current memberships in industry groups (private and governmental) and participate in their events; speaking engagements; management interviews; pilot product exhibits; fleet vehicle demonstrations and responses to requests for information and requests for proposals. We regularly engage with electric utility companies across the United States to build awareness of the medium to heavy-duty electric vehicles we currently offer and how their greater adoption could positively increase their customers’ electricity usage.

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

Our Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

•

Product Diversity. We have multiple product offerings, including zero-emission electric new purpose-built vehicles and drivetrain systems for new vehicles or to re-power existing commercial fleet vehicles, and, as a result, the ability to scale-up, scale-down or refine a specific product line in response to market demands and the evolving local, state and federal regulatory and incentive programs. Also, within each product area, we have multiple suppliers of key vehicle and drivetrain system components, allowing price flexibility both for our final products and replacement parts required over the product lifespan. This allows us to meet the expectations and budget constraints of public or private commercial fleet operators.

•

Regulatory Agency Familiarity. By taking an active role in many trade industry groups and related events, we have developed and continually strive to maintain strong relationships with key local, state and federal regulatory agencies involved in the growing zero-emission  vehicle industry. To meet their own aggressive emissions targets, these regulatory agencies have encouraged the growth of zero-emission electric vehicles and drivetrain systems, especially in connection with heavy-duty commercial fleets.

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

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

•

Develop Sales Staff. We currently employ an experienced sales staff and industry consultants with ties to trucking fleet, county and city transportation managers, as well as school districts and an extensive dealer network. In 2019, we hired additional sales staff to augment our current personnel, and most likely will add more in 2020. We expect to be able to train these new additions in the electric vehicle differences, benefits, and opportunities for fleet expansion to help our current and future customer base.

•

Build Dealership Networks. We intend to build dealership networks for the local sales and service of our zero-emission new purpose-built zero-emission electric commercial vehicles either manufactured by or for us, and to service any vehicles that we have converted to all-electric operation. As an example, we recently announced an agreement with Central States Bus Sales Inc. (“Central States”) for warranty and maintenance services for our electric vehicles sold within the extensive Central States’ Midwest service area. We also recently announced the opening of a new operations facility in Corona, California. that will also provide such warranty and maintenance services. ADOMANI ZEV Sales is a wholly owned subsidiary of ADOMANI, and is a licensed vehicle dealer in California.

•	Develop Third Party Relationships. We plan to complete existing negotiations with partners and seek additional partners for the manufacture of our zero-emission systems.
•

Provide Demonstrations. We will seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap but still in early stage development. In 2019 we participated in multiple ride-and-drive events across the United States and Canada that demonstrated our new product offerings, which consist of logistic vans, and Class 3, 4, and 5 trucks and chassis.

•

Obtain Approvals From Incentive Programs. We will seek to have our products approved for various local, state and federal vehicle designations and incentive programs, like the California Hybrid Voucher Incentive Program administered by CARB, meant to accelerate the purchase of cleaner, more efficient trucks and buses in California.  The drivetrain systems we have provided to Blue Bird are approved for voucher programs in California and New York.

•

Grow Our Manufacturing, Installation and Service Capability. As facility space and technician time requirements at partners are exceeded, we intend to expand or relocate to larger owned or leased facilities dedicated to the manufacture, installation and service of our zero-emission vehicles and drivetrain systems. For example, we recently leased a facility in Corona, California to support this activity.

•

Technical Support. In addition to the technical support we currently provide to our customers, we have assisted in the creation of operator and service manuals, in-field training material, the handling of service inquiries and on-site maintenance technician training.  With the introduction of our new, purpose-built electric vehicles, we anticipate adding additional technicians in 2020 to expand our resources for supporting the maintenance, warranty work or repairs that any vehicle we have sold or that contains our vehicles may require.

•

Introduce New Products. As new markets develop, we plan to expand our zero-emission vehicles and systems into ancillary product verticals, such as charging infrastructure (also called Electric Vehicle Service Equipment), stationary energy storage, vehicle-to-grid hardware and capabilities.

•

Develop Our International Business. We plan to develop our business internationally.  For example, we intend to pursue future opportunities in China, which we believe is an important market for us due in part to its publicly announced emphasis on all-electric vehicles and large population. However, we remain in the early stages of the development of our business plan to pursue such opportunities. We are currently selling all-electric e-trikes in the Philippines, where approximately 3.5 million combustion-fueled e-trikes are currently in service. We recently visited Ukraine to discuss establishing a presence in the country to manufacture electric vehicles and components for them as part of Ukraine’s push to electrify vehicles. In addition, we are in discussions about similar opportunities in Mexico and in South

America We continue to assess the logistics and costs associated with the production and sale of our zero-emission vehicles and drivetrain systems  in these countries and in other countries around the world.

Our Customers

Our current primary focus is Class 3 to Class 5 trucks and cab and chassis, class 3 and 4 cargo vans and cutaways, in addition to Neighborhood Electric Vehicles (“NEVs”) and, in the Philippines, e-trikes. Our target customers primarily include public and private fleet operators that have an interest in meeting or exceeding local, state and federal emission regulatory guidelines while saving money on fuel and maintenance costs over the lifecycle of their fleet vehicles and that also have an interest in tangible demonstrations of their GHG-reducing efforts. These targets include:

•

Public and private schools that operate “white fleet” vehicles for non-student transportations use, such as facility service trucks, food service delivery vans/trucks, campus security vehicles and golf cart-type vehicles.

•	Commercial fleet operators that provide high daily mileage vehicles for use on routes in and around airports, hotels and offsite parking facilities.
•	Last mile delivery companies with fleets of delivery vans, short haul trucks and distribution/sorting facility center vehicles.
•	Large agricultural and food processing industry-focused companies that operate Class 1 through 7 trucks, buses and/or delivery vans.
•	Public and private transportation services that are involved in prisoner transportation.
•

Large companies that operate shuttle buses, transit style buses and facility based vehicles, including on and off road -type vehicles for employee transport to/from remote parking areas, to/from special events and the various vehicles used for facilities maintenance, services and security.

•	Private transportation contractors that shuttle large companies’ employees from common public transportation hubs to their campuses.
•	Public and private colleges and universities that operate shuttle buses, transit style buses, facility service vans and trucks and utilize golf cart-type vehicles on their campuses.
•	Community-based, public/privately funded shuttle buses serving special-needs community members.
•	Retirement communities, municipalities, shopping malls, movie studio lots, and large warehouse facilities that currently use golf cart-type vehicles for moving people and goods.
•	The current market of approximately 3.5 million e-trike users in the Philippines, most of which currently operate gasoline or diesel-powered vehicles.
•	Public and private K-12 schools that operate Type-A, C and D school buses and special-needs student buses.
•	Student transportation contractors that serve public and private schools.
•

Port, railway and distribution center operators that use traditionally-fueled loading equipment, tractors, material handling equipment, forklifts, Class 1 through 7 trucks, delivery vans, yard goats, etc., that could be replaced with zero-emission alternatives.

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

•	Zero-emission electric drivetrain systems for use in new buses and medium to heavy-duty commercial fleet vehicles.
•

NEVs that are enclosed vehicles with seatbelts, climate control, fold-down rear seats, windshield wipers, turn signals, a back-up camera, LED/Halogen headlights and LED taillights and storage space for use where golf-cart-type vehicles are currently in uses.

•	E-trikes, or three-wheeled all-electric vehicles designed to transport people in crowded municipal areas.
•	Optional drivetrain system components that allow for electric power-export and various levels of grid connectivity.

Purpose-built, zero-emission vehicles or chassis of all sizes manufactured by outside OEM partners but to be marketed, sold, warrantied and serviced through the developing ADOMANI distribution and service network.

Envirotech Drive Systems Incorporated (“Envirotech”), a manufacturer of zero-emission trucks, cargo vans, chassis and other commercial vehicles various sizes, has designed vehicles for us to our specifications where possible. We intend to utilize the services of Envirotech and other OEMs to support our efforts to sell, warranty and supply zero-emission commercial vehicles through our developing ADOMANI distribution and service network.

Zero-emission electric re-power conversion drivetrain systems for use in existing fleet, school buses and medium to heavy-duty commercial fleet vehicles.

This drivetrain system process results in the same zero-emission electric vehicle described immediately above. However, this drivetrain system allows for the removal of the OEM’s internal combustion engine (“ICE”), much of the ICE cooling system, fuel tanks, exhaust and emission systems (manifolds, pipes, mufflers, particulate filters, DEF system, etc.) and, typically, the OEM transmission and any associated transmission cooling system.

Zero-emission electric drivetrain systems for use in new school buses and medium to heavy-duty commercial fleet vehicles.

This drivetrain system results in a zero-emission electric vehicle with similar performance specifications (except range) to a traditionally fueled version. The major drivetrain system components systems include appropriately sized traction motor/generator(s), motor controller(s) and power-flow set up for either a direct-drive configuration, a single speed gearbox (speed reduction) or, a multi-gear ration transmission system. Other integrated drivetrain system components include lithium-ion battery packs, a battery management system (“BMS”), inverters, chargers, electrically driven systems for power steering and power (hydraulic or air) brakes, a vehicle control unit (“VCU”), wiring harnesses, a flat screen user-interface (dash board) and fleet technician diagnostic tools. Prior to May 31, 2019 and pursuant to our agreement with Blue Bird, we supplied Blue Bird with zero-emission electric drivetrain systems for integration into its Type C and D school buses.

Industry contacts and experience allow for optional drivetrain system components that allow for electric power-export and various levels of grid connectivity.

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

Sales and Marketing

Sales

We intend to expand our marketing and sales staff  as we open additional  sales, service and assembly facilities. We have a team of dedicated marketing and sales employees with responsibility for each of the geographic region we serve. As a result, we believe we can efficiently and cost-effectively build out our marketing and sales network.

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

Manufacturing

We currently contract with third-party suppliers to manufacture our products. In 2020, utilizing our new Corona, California facility, we plan on increasing our integration efforts to include the final assembly of sub-assembly components.

Distribution

We intend to distribute our products both inside and outside of our current U.S. market.

Partnerships/Teaming Agreements

We have agreements with Amperics, Inc., Central States Bus Sales Inc, Envirotech Electric Vehicles Incorporated, and GerWeiss EV USA LLC. None of these agreements contain any binding purchase or sales minimums.

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

Central States Bus Sales Inc.

Central States Bus Sales Inc. (“Central States”) in business for 45 years, is the official Blue Bird bus dealership in Illinois, Tennessee, Kentucky, Arkansas and is headquartered in Fenton, Missouri.  They are partnered with many of the best manufacturers and vendors available in the transportation industry to provide dedicated transportation solutions through exceptional service. They sell and service a wide variety of bus manufacturers, and as a result of Blue Bird’s sale of electric school buses powered by ADOMANI drivetrain systems, they have qualified EV technicians on staff. We signed an agreement with Central States, and will use them to provide warranty and maintenance services for electric fleet vehicles sold by us in the Central States service areas.

Envirotech Electric Vehicles Incorporated

Envirotech Electric Vehicles Incorporated (“Envirotech”) is a Canadian-based company that is engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. We engaged Envirotech to design and build a series of zero-emission electric Class 3 and 6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with Envirotech in December 2018. In 2019, Envirotech received the CARB   executive order for certification.  We as the dealer for Envirotech, submitted additional information to the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) Department of CARB and received our HVIP listing in November, 2019, which  renders the trucks and vans eligible for buy-down funding based on the GVWR. These buy-down funds are intended to enable companies to purchase zero-emission electric trucks and receive a discount to aid in the purchase. The HVIP buy-down funding is currently between $50,000 for Class 3 trucks ($55,000 if used in a disadvantaged area community census tract) and up to $90,000 for Class 6 trucks ($100,000 if used in a disadvantaged area community census tract).

GerWeiss EV USA LLC

GerWeiss EV USA LLC (“GerWeiss”) is a manufacturer of zero-emission all-electric vehicles that, to date, has focused on the manufacture of all-electric three-wheeled vehicles in the Philippines. In August 2018, we entered into a non-binding letter of intent with GerWeiss in order to explore, together with Envirotech and Amperics, a collaboration to develop and introduce re-powered zero-emission all-electric transit buses in the Philippines. We are still considering the transit buses and the Amperics technology, but in early 2019, we received a purchase order from GerWeiss for 250 new light-weight, shorter range three-wheelers (“e-trikes”) and in order to introduce our products to the Philippine markets quickly, authorized production of the first ten e-trikes, which were delivered in the fourth quarter of 2019.

Raw Materials and Supply Chain

Prices for the systems, components and raw materials we use in our vehicles and drivetrain systems, many of which are OEM items used by many companies in different applications, can fluctuate depending on market conditions and global demand. Our purchase of raw materials is currently limited due to sales volume, but we attempt to limit our exposure to raw material price increases and availability fluctuations by having relationships with a dynamic group of vendors that sell us value-added hardware, components and systems. We have further mitigated these supply chain risks by establishing purchasing relationships with multiple vendors that are diversified by type of product offered, brand of products offered, country of origin of products (which is relevant for “Buy American” provisions that we encounter with our customers), individual specification requirements, purchase quantity requirements, quality, availability and price. Our drivetrain systems allow for component substitution, which further mitigates our exposure to any one supplier or component. We believe that we have adequate supplies and access to the sources of the systems, components and materials to meet our current and anticipated future production and supply requirements.

Backlog

As of December 31, 2019, our backlog consisted of purchase orders for one zero-emission electric school buses, 10 zero-emission trucks, 11 zero-emission cargo vans, one conversion of an ICE powered prison transport bus to a zero-emission all electric bus, and 50 e-trikes for the Philippines. We believe our costs associated with the current backlog will be approximately $2.6 million and that the sale price of the current backlog will be approximately $3.1 million.

Employees

As of March 6, 2020, we had 11 full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Competition

The electric vehicle market is highly competitive and we expect it to become even more so in the future as additional companies launch competing products and vehicle offerings. We compete with other alternative energy technologies, such as natural gas, propane and hybrid technologies. The electric competitors include Ford, which produces the Ford Transit Connect EV® and has made recent statements about producing an electric F-150 pickup truck and has announced production of the Mustang Mach-E SUV; Nissan, which besides the Leaf EV, produces a small electric delivery van called the NV200; Rivian, who intends to introduce the R1T electric pick-up truck; General Motors, which besides producing the Chevy Bolt EV, has made recent statements about considering the production of an electric pick-up truck and reintroducing an electric Hummer; Blue Bird has electric drivetrain options for their Type-D, C and A school buses; Navistar, which produced the Navistar eStar® and builds the electric drivetrain system for IC Type-C school buses, unveiled a prototype battery-electric version of its medium-duty International MV truck in late 2019 and a regular production eMV model is said to be coming to the market in 2021; Freightliner, which produces the eM2 and eCascadia electric trucks; Mercedes-Benz, producing the eActros electric truck and EQV electric vans; Mitsubishi/Fuso produces the eCanter electric truck; Tesla, producing a Class-8 Semi truck and recently introduced a pick-up truck called the Cybertruck; Bollinger Motors, producing the B2 electric pickup truck; Odyne Systems, which produces plug-in hybrid drivetrain systems for trucks and buses; Lightning Systems, which produces re-power electric drivetrain systems for trucks and buses;  Lion Electric Company, a Canadian-based manufacturer of Type C all-electric school buses, mini buses and a Class-8 truck; Nordresa, which produces re-power electric drivetrain systems for cab-forward trucks and package delivery vans; Volkswagen has presented an e-Delivery truck and a Volksbus e-Flex prototypes; Proterra has a full line of electric transit buses and is providing electric drivetrain systems for Thomas Bus, electric school buses; Workhorse, which builds an all-electric walk-in van and an electric prototype pick-up truck called the W-15; Chanje, which produces a large electric package delivery van; Volvo is expected to introduce the FE Electric and FL Electric semi-trucks by the end of 2020; Peterbuilt has said they will have three battery-electric truck models available for sale by the end of 2020; Nikola Motors has said it will produce the Nikola One and Nikola Two model semi-trucks; BYD, which manufactures new electric trucks and transit buses; TransPower, which has converted Type-C and D school buses and trucks; and Motiv, which sells electric drivetrain systems for Type A school buses and package delivery vans.

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

As of December 31, 2019, we own three issued U.S. patents, which will expire in 2030 and 2033, and one issued Chinese utility model that will expire in 2026. A Chinese patent application is also pending on a new invention.  In addition, we maintain a trademark portfolio including common law trademarks and service marks, and have two service marks registered and a pending trademark application in the United States.

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

Governmental Programs and Incentives

We believe that the availability of government subsidies and incentives currently is an important factor considered by our customers when purchasing vehicles that utilize our technology, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Over time, we believe that the importance of the availability of government subsidies and incentives will decrease, as we continue to reduce the upfront cost of vehicles that utilize our technology. In order to help ensure that we and our customers benefit from available subsidies and incentive programs in the United States, Canada, Mexico, Asia and in Europe, we have incentive specialists that work directly with our sales team and our customers on these issues providing updates in near real-time as programs become available.

Overview of Incentive Programs Most Applicable to Our Products

We intend to have our products approved for various local, state and federal incentive programs, including those set forth below. In particular, California’s zero-emission vehicle mandate, which requires that a certain percentage of an automobile manufacturer’s sales must be zero-emission vehicles, has resulted in numerous incentive programs designed to accelerate the purchase and/or repower of cleaner, more efficient vehicles in California. We anticipate that the relevant aggregate funding available in California alone over the next several years may be in excess of $800 million, which includes federal, state and Volkswagen settlement funding sources.

California Hybrid and Zero-Emissions Truck and Bus Voucher Incentive Project

While the HVIP program is currently oversubscribed and awaiting funding, we believe our customers may become eligible for purchase under HVIP when the program reopens in  2020. HVIP is a CARB program administered by CALSTART, the purpose of which is to help speed the early market introduction of clean, low-carbon hybrid and electric trucks and buses. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. It is a statewide program.

HVIP vouchers range in amounts depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. Zero-emission Class 3 trucks are currently eligible for up to $50,000; Class 4 vehicles are funded at the $80,000 level and Class 5 vehicles are eligible for $90,000. Depending on project location (i.e. if in a disadvantaged area community census tract) those amounts can be increased to $55,000 and $90,000, and $100,000, respectively.

HVIP funds the purchase of only fully commercialized hybrid and zero-emission trucks and buses. Vehicles still in the demonstration or evaluation stage are not eligible for inclusion in HVIP. Vehicle manufacturers must apply to have their hybrid and zero-emissions trucks and buses included in HVIP’s voucher program. Once a make and model is included in the program, the manufacturer is not required to submit a full application for the succeeding year’s program unless the vehicle has been modified. We intend to comply with the HVIP guidelines and continue to qualify our vehicles for the HVIP vouchers.

New York Truck Voucher Incentive Program (NYT-VIP)

NYT-VIP is a first-come, first-served incentive program funded by the New York State Energy Research & Development Authority. The structure and process for fleets to secure incentives is similar to that of HVIP discussed above. Eligible vehicles include all-electric, hybrid-electric, and CNG trucks and buses. Funding for eligible vehicles domiciled in New York State and New York City can reach $150,000 per vehicle. Class 4 and 5 all electric trucks are eligible for up to $100,000 and $110,000 in funds respectively (i.e., up to 95% of the incremental cost over diesel). ADOMANI is currently completing the process of registering for the program which reopened in late 2019 and has $18.4 million in funds available. In support of the transition to all-electric vehicles, New York City Mayor Bill de Blasio recently signed an executive order requiring electrification of the city’s entire municipal vehicle fleet by 2040.

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

Volkswagen Environmental Mitigation Trust Funds

We anticipate that the 23 states that we have prioritized may allocate approximately $200 million in funds per year for the three years beginning in 2018 to on-road vehicle projects. Several individual states have provided carve outs specifically for electric vehicles and, in some cases, electric school buses. For example, California, Illinois, Indiana, Michigan and Ohio have each allocated funds directly to electric school bus projects. The California program will provide per vehicle incentives of $400,000. These states are currently in the process of funding their initial rounds or are developing specific funding plans. We have engaged with several of these states to support the development of such plans.

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

In February 2020, the CARB staff held a workshop to discuss a new fleet rule that will target a 100% zero-emission truck and bus fleet for the state of California by 2045. The rule making being considered enjoys broad political support, and has some precedent (e.g. the Advanced Clean Transit rule). We will monitor future actions on the proposal.

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

Air Quality Management Districts (“AQMD”) and Air Pollution Control Districts (“APCD”)

California’s AQMDs/APCDs are responsible for controlling emissions primarily from stationary sources of air pollution such as large power plants and refineries, but also have a role in distributing funds and administering incentive programs from mobile sources-primarily cars, trucks and buses, but also construction equipment, ships and trains, from which approximately 75% of emissions are generated. The largest AQMD/APCDs are the South Coast AQMD, Bay Area AQMD, San Joaquin Valley APCD, and the San Diego APCD. Local AQMDs/APCDs develop and adopt an Air Quality Improvement Plans, which serves as the blueprint to bring the respective areas into compliance with federal and state clean air standards. Rules are adopted to reduce emissions from various sources, including specific types of equipment, industrial processes, paints and solvents, even consumer products. Permits are issued to many businesses and industries to ensure compliance with air quality rules. Local AQMDs award grants to help reduce emissions in their local communities. These grants and incentive programs include programs aimed at reducing emissions from mobile sources such as buses and trucks. For example, the San Joaquin Valley Air District’s Truck Replacement Program is a program open year-round which offers grant funding equal to HVIP. In some cases, air district funding programs such as this can be combined with other sources including state and federal grants.

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

National Clean Diesel Program / Diesel Emissions Reduction Act

The National Clean Diesel Funding Assistance Program, which is administered by the EPA National Clean Diesel Campaign, provides funding under the Diesel Emissions Reduction Act for projects that seek to reduce emissions from existing diesel engines. Eligible applicants include U.S. regional, state and local agencies that have jurisdiction over transportation or air quality and certain nonprofit institutions that provide pollution reduction or educational services to owners and operators of diesel fleets or that have as their principal purpose the promotion of transportation or air quality. Among the eligible uses of funding under this program are the purchase of buses and medium and heavy-duty trucks that result in reduced diesel emissions. Funds are administered both at the national level by EPA with a nationwide solicitation for projects as well as at the state level through smaller regional requests for proposals.

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

We did not generate significant revenues from inception through June 30, 2018, and have only recently generated revenues of $12.6 million in 2019. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute on our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new zero-emission drivetrain systems, buses, trucks, other fleet vehicles and re-power conversion kits could also slow our revenue growth.

We have a history of losses and we may not achieve or sustain profitability in the future.

For the years ended December 31, 2019 and 2018, we incurred net losses of $5.2 million and $11.0 million, respectively. As of December 31, 2019, we had working capital of $2.7 million, an accumulated deficit of $59.2 million and stockholders’ equity of $3.3 million. To date, we have financed our operations primarily through issuing equity capital, convertible notes and notes payable. Our products have been recently developed and may not be commercially successful or generate significant revenue. If we are to ever achieve profitability it will be dependent upon the successful development and successful commercial introduction and acceptance of zero-emission electric vehicles and drivetrain systems such as ours; the demand for new trucks and other fleet vehicles with zero-emission drivetrain systems; and the demand for conversion of existing buses, trucks and other fleet vehicles to zero-emission electric drivetrain systems, any of which may not occur. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	continue to invest in research and development to enhance our zero-emission products and services;
•	design, develop and manufacture our medium to heavy-duty fleet vehicles and our drivetrain systems and their components;
•	increase our sales and marketing to acquire new customers; and
•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any significant incremental revenues with respect thereto, our losses in future periods will likely be  greater than the losses we would incur if we developed our business more slowly. In addition, these efforts may prove more expensive than we currently anticipate, or may not result in increases in our revenues, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. And even if our revenue increases, we may not be able to sustain the rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including continued problems accessing various incentive programs to assist our customers with their purchase of our vehicles, lack of demand for our zero-emission vehicles and drivetrain systems, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our common stock to decline.

While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Our short operating history and recent changes to our business model make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing our products and services and developing new products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

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

We expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design and develop our zero-emission vehicles and drivetrain systems, open new design, sales and service facilities, hire additional technology staff, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could decline, either suddenly or over time.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses and, as a result, our operating results may from time to time fall below our estimates.

Our future growth is dependent upon demand for new mid-sized delivery trucks and cargo vans, buses,  and other fleet vehicles with zero-emission drivetrain systems and on demand for re-power conversion kits for existing diesel- and gasoline-powered buses, truck and other fleet vehicles to zero-emission electric  drivetrain systems.

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, new zero-emission truck and other fleet vehicles  and demand for re-power conversion kits for existing  trucks and other fleet vehicles to zero-emission electric  drivetrain systems.  If this market does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of new zero-emission vehicles, and the conversion of existing buses and fleet vehicles to zero-emission electric vehicles include:

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

We may also become subject to regulations that require us to alter the design of our vehicles and drivetrain systems, which could negatively impact consumer interest in our products.

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

Most of our existing and potential competitors, including Ford, Nissan, Navistar, Freightliner, Mercedes-Benz, Odyne Systems, Lightning Systems, Nordresa, Workhorse,  Mitsubishi/Fuso, BYD, Proterra, TransPower, Lion Electric Company, Rivian, General Motors, Blue Bird, Tesla, Volkswagen, Volvo, PeterBilt, Nikola, and Motiv, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results.

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

Demand in the zero-emission electric vehicle industry is volatile, which may lead to lower vehicle unit sales, which could adversely affect our operating results. Volatility of demand in the zero-emission electric vehicle industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. As a low volume producer, we have fewer financial resources than more established providers have to withstand changes in the market and disruptions in demand. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent providers.

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

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and our products.

Significant developments in alternative technologies, such as advanced diesel, ethanol and other renewable fuels, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, compressed natural gas or propane, which are abundant and relatively inexpensive in North America, may emerge as consumers’ preference. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission electric vehicles or drivetrain systems which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in zero-emission electric vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.

There are companies in the zero-emission electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. Our competitors could be able to provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in zero-emission electric vehicle technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new vehicles in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternatives if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture the items required to produce our vehicles, including battery cells, which makes us dependent upon other suppliers of technology for our battery packs, motors and other components of our electric vehicles. If for any reason we are unable to keep pace with changes in commercial electric vehicle technology, particularly battery technology, our competitive position may be adversely affected.

The demand for commercial zero-emission electric vehicles depends, in part, on the continuation of current trends resulting from historical dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for vehicles that utilize our technology, which could adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for commercial zero-emission electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that poor air quality and climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, or the long-term supply of oil in the United States improved, the government may eliminate or modify its regulations or economic incentives related to fuel efficiency and alternative forms of energy. If there is a change in the perception that the burning of fossil fuels does not negatively impact the environment, the demand for commercial zero-emission electric vehicles could be reduced, and our business and revenue may be harmed. Diesel and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the current perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which could have an adverse effect on our business, prospects, financial condition and operating results.

We may not be able to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our zero-emission electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our zero-emission vehicles.

We incur significant costs related to procuring the materials and components required to build our vehicles and convert combustion fuel-based vehicles to electric vehicles. As a result, without including the impact of government or other subsidies, incentives, or tariffs, our costs and therefore the purchase prices for our commercial zero-emission electric vehicles and/or converting commercial vehicles currently are substantially higher than the purchase prices for gas or diesel-fueled vehicles with comparable features.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our zero-emission vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material and component parts costs to us, and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our anticipated growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Any failure to manage our anticipated growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently expanded our operations and further  expansion will be required, especially in connection with electric vehicle component assembly and  manufacturing, service and warranty requirements.  The requirements of being a public company have significantly increased our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	establishing sufficient sales, service and service facilities in a timely manner;
•	forecasting production and revenue;
•	training new personnel;
•	controlling expenses and investments in anticipation of expanded operations;
•	expanding design, manufacturing, sales and service facilities;
•	implementing and enhancing administrative infrastructure, systems and processes;
•	addressing new markets; and
•	expanding operations and finding and hiring a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians.

We may in the future hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our zero-emission electric vehicles, the timing of which will depend on the success of our sales efforts. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing zero-emission electric  vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, which could seriously harm our business and prospects.

In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. We therefore may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the quality of our zero-emission vehicles and services and our ability to deliver in a timely manner, it will negatively affect our brand and reputation and harm our ability to retain and attract customers.

If our zero-emission electric vehicles fail to perform as expected, our ability to develop, market and sell our vehicles could be harmed.

Our zero-emission vehicles may not perform in a manner that is consistent with our customers’ expectations for a variety of reasons. If our  vehicles  were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or experience any other failure   to perform as expected, it could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, which could have a material adverse impact on our ability to develop, market and sell our zero-emission  vehicles. For example, should we have a significant sale of either new vehicles or re-power conversion kits and a defect (from a supplier-purchased product or internally assembled components) were to be discovered after delivery that could not be corrected in a timely manner, we could suffer an adverse public relations event that harms the company in a way that it may not be able to recover from, or which turns out to be so costly as to cause a significant loss. Although we attempt to remedy any issues we observe in our products as effectively and as rapidly as possible, such efforts may not be timely, may hamper production or may not provide satisfaction to our customers. While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the long-term performance of our zero-emission products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to customers. Further, the performance of our zero-emission products may be negatively impacted by other factors, such as limitations inherent in existing battery technology and extreme weather conditions.

Any vehicle product defects or any other failure of our commercial zero-emission electric  vehicles to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, customer losses and lost revenue, any of which could have a material adverse impact on our business, financial condition, operating results and prospects.

We are dependent on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

We provide zero-emission electric vehicles, drivetrain systems and re-power drivetrain systems assembled from components supplied by third parties. For example, we rely on third parties for batteries, traction motors, power electronics, connectors, cables, and metal fabrication for battery storage boxes. As a result, we are particularly dependent on those third parties to deliver raw materials, parts, components and services in adequate quality and quantity in a timely manner and at reasonable prices. Some components of our vehicles and drivetrain systems include materials such as copper, lithium, rare-earth and strategic metals that have historically experienced price volatility and supply interruptions. In addition, we do not currently maintain long-term agreements with our suppliers with guaranteed pricing because we cannot at this time guarantee them adequate volume, which exposes us to fluctuations in component, materials and equipment prices and availability.

Recently, there have been significant changes to U.S. trade policies, treaties and tariffs, which have resulted in uncertain economic and political conditions that have made it difficult for us and our suppliers to accurately forecast and plan future business activities. For example, the U.S. has imposed tariffs on certain products imported into the U.S. from China, the European Union and other countries, and could impose additional tariffs or trade restrictions. Such changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy and have resulted in certain retaliatory trade measures and tariffs implemented by other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on the business and financial condition of our suppliers, which, in turn, would negatively impact us.

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

This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our zero-emission electric products. We may experience delays due to supply chain disruptions with respect to any of our zero-emission electric products we may produce. In addition, our currently ongoing transition from low to high volume production tooling for our zero-emission electric products may take longer than expected which may adversely impact our short-term financial results.

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

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our zero-emission vehicles and drivetrain systems technology if, as a result of such violation, we were to attract negative publicity. If we, or others in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Our business success will depend in part on the success of our strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Our business success will depend in part on our ability to continue to successfully manage and enter into productive strategic relationships with third parties. We depend on various third parties to provide critical parts for our process. We currently maintain strategic relationships with key manufacturers of components we require for our zero-emission electric products and re-power conversion kits. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully sell our products and services, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

While we may be able to establish alternate supply relationships or engineer replacement components for any single source components, we may be unable to do so in the short term, or at all, at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for most of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our products may be time consuming, costly and may force us to make additional modifications to a product’s design, or at a minimum require us to delay delivery of orders.

We currently have and are seeking to establish new relationships with third parties to provide alternative parts sources, such as batteries, controllers and battery management systems. For example, we continue to test additional battery manufacturers’ products in order to have back-up options should our existing supplier have delivery or quality issues. However, we may not be able to identify or secure suitable business relationship opportunities in the future or to insure that our competitors will not capitalize on such opportunities before we do. Our strategic relationships for batteries, motors and controllers will keep us competitive if maintained properly. We may not be able to offer benefits to companies that we would like to establish and maintain strategic relationships with. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

Our suppliers must scale their zero-emission vehicle manufacturing, assembling, and converting processes effectively and quickly from low volume production to high volume production.

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

The ability of our suppliers to scale their manufacturing, assembling, and converting processes is in part dependent on ours and their supply chain and on our collective ability to execute on our decentralized production strategy. Even if we and our suppliers are successful in developing our high-volume manufacturing, assembly and converting capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including, as a result of factors beyond our control, such as problems with suppliers and vendors,  in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we or our third-party suppliers integrate may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we or our suppliers experience disruptions in our respective supply chains or if we or they cannot obtain materials of sufficient quality at reasonable prices.

The complexity in our business is expected to grow as we introduce new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our zero-emission products as well as limited experience allocating our available resources among the design and production of multiple zero-emission units. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. The zero-emission electric vehicle industry may experience significant product liability claims and we face inherent risk of exposure to claims in the event our zero-emission products do not perform as expected or malfunction and personal injury or death results. Our risks in this area are particularly pronounced given the limited field experience of our zero-emission vehicles, number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results.  We have added product liability insurance on a claims-made basis for all our zero-emission products with appropriate annual limits. However, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition.

In connection with the development and sale of our zero-emission products, we may need to comply with various safety regulations and requirements with which it may be expensive or difficult to comply. For example, we may be subject to compliance from CARB. In addition, we may be subject to various other federal and state-level requirements.

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

If our warranty reserves are inadequate to cover future warranty claims on vehicles that utilize our technology, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a two-year warranty on parts and workmanship and a five-year warranty on batteries with every zero-emission electric product. Most of our warranty offering, with the exception of workmanship, is covered by the component manufacturers’ warranty. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the standard warranty to cover additional services for an additional three-year period or 100,000 miles, whichever comes first. The warranty is similar to other providers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the product. We plan to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we have only recently begun delivering our first zero-emission vehicles, and we have extremely limited operating experience with our them, we therefore have little experience with warranty claims for these zero-emission vehicles or with estimating warranty reserves. We will monitor our warranty reserves based on our actual warranty claim experience. We may be required to provide for increases in warranty reserves in the future. Our future warranty reserves may not be sufficient to cover all claims or our limited experience with warranty claims may not adequately address the needs of our customers to their satisfaction.

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

If we are unable to design, develop, market and sell zero-emission electric  vehicles and other product offerings that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new zero-emission electric vehicles, or address new market segments or develop a broader customer base. To date, we have primarily focused our business on the sale of zero-emission electric drivetrain systems for school buses.  We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we have recently transitioned  to  target owners of trucks (all classes inclusive of 3–7) and vans between 10,000 pounds GVWR to 19,500 pounds GVWR, commercial fleets, including white fleets of school districts, which is a much different market from that of our previous zero-emission drivetrain systems. Successfully offering all electric vehicles in this market requires delivering a vehicle with different characteristics at a price that is competitive with other similar vehicles. We have only recently  taken delivery of our initial trucks, chassis and cargo van vehicles, so it is difficult to forecast their eventual cost, manufacturability or quality, and is equally difficult to project market acceptance and our ability to generate sales in volumes as we currently intend. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $220,000, respectively, per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could expire, be exhausted, be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments, as well as many national governments within the European Union, are facing political changes, fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission electric and hybrid vehicles. In addition, grants made by the DOE under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric  vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.

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

Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third-party bus and truck facilities to process our new vehicles and conversions. This plan may not prove to be workable and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements are now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission electric vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service vehicles that utilize our technology, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing vehicles that utilize our technology will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.

Traditional providers do not necessarily provide maintenance and repair services directly. Customers must instead service their vehicles through franchised dealerships or through third party maintenance service providers. We are pursuing a number of agreements to provide third party service for us. However, it is unclear when or even whether such third party service providers will be able to acquire the expertise to service our zero-emission electric commercial vehicles. As vehicles that utilize our technology are placed in more locations, we may encounter negative reactions from our customers who are frustrated that they cannot use local service locations to the same extent as they have with their conventional commercial vehicles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

Our decentralized assembly, sales and service model will present numerous challenges and we may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

Our strategy of establishing sales, service, and assembly facilities in selected urban areas in the United States is substantially different from the prevailing centralized manufacturing and franchised distribution and service model used currently by our zero-emission and conversion manufacturing competitors. For example, we may not be able to utilize long established sales channels developed through a traditional franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well established distribution channels. If we determine that our decentralized model is inadequate, opening our own sales, service and assembly facility in any market generally will be capital intensive and require, among other things, establishing a local order volume that is sufficient to support the facility, finding a suitable and available location, negotiating a satisfactory lease agreement for the facility, obtaining permits and approvals from local and state authorities (which, in the case of facilities to be opened in foreign countries, may require obtaining approvals from national governments), building out the facility to our specifications and hiring and training employees to assemble, sell and service our zero-emission electric vehicles and converting existing vehicles to zero-emission electric vehicles. If we decide we must open our own facilities, we plan to seek state and local government incentives to defray the costs of opening facilities in the markets we have selected, but we may not be successful in this effort, or the incentives may not be as significant as we would like. As with any development project, the development and build-out of a facility will subject us to the risk of cost overruns and delays, which may be significant. Once our sales, service and assembly facilities are open for business, we will need to ensure that they maintain a high level of quality in order to satisfy customers and enhance the brand. Even if we are able to address all of the challenges discussed above, we have little experience in sales, service or assembly and our sales, service and assembly facilities in one or more markets may not adequately address customer service needs or be profitable and we may lose sales and our entire investment in such facilities, damaging our reputation in the process. If we are unable to establish the local order volume we require in order to open new sales, service and assembly facilities or are unable to successfully assemble, sell, and service our zero-emission electric commercial vehicles adequately for customers and profitably operate these new facilities in our target markets, our business, prospects, financial condition and operating results may be adversely affected. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn could have a material and adverse impact on our business, financial condition, operating results and prospects.

We are subject to substantial regulation, which is evolving, and unfavorable changes or any failure by us to comply with these regulations could substantially harm our business and operating results.

Our commercial zero-emission electric vehicles, the sale of motor vehicles in general and the electronic components used in vehicles are subject to substantial regulation under international, federal, state and local laws.  We may incur in the future increased costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative and renewable energy currently are evolving and we face risks associated with changes to these regulations or new regulations. These risks include the following:

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

To the extent the laws governing our business and vehicles change, some or all of our zero-emission electric products may not comply with applicable international, federal, state or local laws, and certain of the competitive advantages of our products may be reduced or eliminated, which could have an adverse effect on our business. Furthermore, compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with changes in regulations or new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial zero-emission electric vehicles.

Sales of our zero-emission electric vehicles are and/or may be subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our vehicles to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell vehicles in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. We intend to contract with vehicle dealers to sell and/or service our vehicles, but we have no assurance at this time that we will successfully contract with vehicle dealers and distributors to sell and/or service our vehicles.

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

We and our operations are subject to federal, state and/or local environmental laws and regulations, including laws relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations may be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations. These laws can give rise to liability for investigatory costs, administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, responsibilities to investigate and take corrective or remedial actions, suspension of production or a cessation of our operations.

Contamination at our facilities may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws and regulations in connection with any planned manufacturing or operational facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

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

In many of our zero-emission electric vehicles we use battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If any such events occur in our commercial electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall.

The battery packs in our manufactured or converted vehicles use lithium-ion cells, which have been used for years in laptop computers, cell phones and electric vehicles. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers, cell phones, and Tesla, Inc.’s electric vehicles bursting into flames have focused consumer attention on the safety of these cells. More recently, a limited number of side-impact tests carried out by NHTSA on non-commercial passenger vehicles containing lithium-ion batteries and thermal management systems containing liquid coolant have resulted in post-collision fires under certain conditions. Any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our electric vehicles. These events have raised questions about the suitability of lithium-ion cells for automotive applications. A field failure of our battery packs may occur, particularly if one of our manufactured or converted vehicles is involved in a collision, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our manufactured or converted vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity or negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve vehicles that utilize our technology, could seriously harm our business, prospects, financial condition and operating results.

Unfavorable conditions in the global economy, rising interest rates and capital market liquidity issues could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depends on the level of demand in the markets we serve. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their capital expenditure or operational budgets, particularly those for zero-emission electric vehicles, demand for our products and services may be negatively affected. Historically, economic downturns have resulted in overall reductions in these budgets and corresponding spending. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their operational budgets or defer or reconsider product and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities.

Our success depends upon the continued service of Mr. Reynolds, our Chairman, CEO and President, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. While we have employment contracts with Mr. Reynolds and Mr. Menerey, our Chief Financial Officer, we do not have fixed term employment agreements with any of our other management employees, all who could terminate their relationship with us at any time. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition, especially in California, for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles, zero-emission electric drivetrain systems and conversions. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Reynolds, Mr. Menerey or any other member of our senior management team, or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in zero-emission electric vehicles, electric drivetrain systems and conversions and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We need sufficient capital to fund our ongoing operations and continue our development. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies.  While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next eighteen months, we will need to engage in additional equity or debt financings to secure additional funds.  We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings and available debt financing to fund our operations.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. As of December 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Due to our size, we rely heavily on key management for day-to-day operations and internal controls, and our size and correspondingly limited resources give rise to additional internal control weaknesses, including our disclosure controls.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Under previous tax laws, these NOLs, if not utilized, would have begun to expire from 2033 through 2037 for federal and state purposes, respectively. These net operating loss carryforwards could have expired unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Due to changes in federal tax laws under the Tax Cuts and Jobs Act of 2017, the NOLs, while limited to 80% in terms of amounts to be utilized, do not expire. California tax law has not changed to conform to the new federal law on NOLs, and the information above thus still applies to our California NOLs.

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

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations-as reported on the OTC Markets Group Inc. (“OTC”) during the year ended December 31, 2019, our stock price reached highs of $0.49 and lows of $0.06, with daily trade volumes reaching a high of 7,502,100 and a low of 6,200. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have filed securities class action litigation following periods of market volatility. In August 2018, a purported class action lawsuit was filed in California against us, certain of our executives officers, and the two underwriters of our offering of common stock under Regulation A in June 2017, which alleges that documents related to our June 2017 offering contained materially false and misleading statements and that all defendants violated Section 12(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. Plaintiff’s counsel subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. In October 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. In November 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against us seeking indemnification under the terms of the underwriting agreement that we entered into with the Underwriters related to our initial public offering (the “Underwriting Agreement”). In December 2019, we filed our answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses, and we also filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. In January 2020, Edward R. Monfort, our former Chief Technology Officer and former director, filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. In January 2020, Mr. Monfort filed a cross-complaint against us seeking indemnification under the terms of our Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. In February 2020 we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. Although we believe that the purported class action lawsuit is without merit and intend to vigorously defend the action, such litigation is expensive and diverts our management resources. Additionally, we could in the future be the target of additional litigation. Any such litigation could subject us to substantial additional costs, further divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition.

The warrants issued in connection with our January 2018 public offering contain anti-dilution rights which could cause their exercise price to be reduced and the number of shares underlying such warrants to be correspondingly increased, which could result in substantial dilution to our existing stockholders and adversely affect the market price of our securities.

The warrants issued and sold in our January 2018 public offering include anti-dilution rights, which provide that if, at any time the warrants are outstanding, we issue or are deemed to have issued any shares of common stock or securities that are convertible into or exchangeable for shares of common stock (except for certain exempt issuances, including the issuance of certain stock options, shares of common stock upon the exercise of securities outstanding prior to January 2018 and securities issued in connection with certain acquisitions or strategic transactions) for consideration less than the then current exercise price of the warrants, which is currently $4.50 per share and subject to adjustment pursuant to the terms thereof, the exercise price of such warrants is automatically reduced to the price per share of such new issuance. Further, simultaneously with any adjustment to the exercise price of such warrants, the number of shares of common stock that may be purchased upon exercise of such warrants will be increased or decreased proportionately, such that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock underlying such warrants will be the same as the aggregate exercise price in effect immediately prior to such adjustment. To the extent that we issue or are or deemed to have issued securities for consideration that is substantially less than the exercise price of the warrants issued in our January 2018 public offering, holders of our common stock will experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights may prevent us from seeking additional financing, which would adversely affect our ability to finance our operations and continue to support our growth initiatives.

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

The increased costs associated with operating as a public company  have and will continue to decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

NASDAQ has delisted our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

As previously reported, our common stock was delisted from trading on The NASDAQ Capital Market due to our failure to regain compliance with the $1.00 minimum bid price requirement for continued listing pursuant to Listing Rule 5550(a)(2) of The NASDAQ Stock Market within the applicable compliance period.

As of August 22, 2019, shares of our common stock began trading on the OTCQB® Venture Market under the trading symbol “ADOM”. Although we remain a reporting company under the Securities Exchange Act of 1934 and continue to be subject to the public reporting requirements of the Securities and Exchange Commission, as a result of being traded on the OTC Markets, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate 31.2% of our outstanding common stock as of March 2, 2020. This percentage includes both outstanding shares of common stock and stock options that are vested and exercisable as of that date. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of our common stock.

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

We maintain our principal office and our recently-leased warehouse and production facility in Corona, California and additional office and storage space in Los Altos, San Francisco, and Stockton, California under a combination of leases and subleases that are month-to-month or expire at various times between now and February, 2023. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort sought unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara.  On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On September 12, 2019, we filed a motion for summary judgment, asking the court to dismiss all of Mr. Monfort’s claims. On November 25, 2019, the court granted the motion and dismissed all of Mr. Monfort’s claims with prejudice. Following the court’s ruling, the parties engaged in settlement negotiations regarding, among other things, the Company’s counterclaims and Mr. Monfort’s appeal rights. The parties reduced their agreement to writing in a Settlement Agreement and Release. This document, executed by all parties and the Company’s litigation insurer, StarStone Specialty Insurance Company, became effective on February 4, 2020. The parties agreed, among other things, to the following: (i) Mr. Monfort abandoned all appeal rights; (ii) Mr. Monfort’s options to purchase Company stock were terminated; (iii) Mr. Monfort will divest himself of all Company common stock that he, his family, his affiliates, or his businesses own over the ten-week period following the effective date of the Settlement Agreement and Release; (iv) the Company abandoned its counterclaims; and (v) the parties released each other from any and all claims, known or unknown, that existed as of the date of the Settlement Agreement and Release. Neither Mr. Monfort nor any defendant in this action took any financial compensation to settle this matter. On February 5, 2020, consistent with the parties’ stipulation, the court dismissed the Company’s counterclaims with prejudice. This matter is now closed.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Mr. Monfort, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 25, 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020 we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. A case management conference is scheduled in this matter for March 17, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCQB market under the symbol “ADOM”.

Holders

As of February 24, 2020, we had approximately 121 record holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a provider of new purpose-built zero-emission electric vehicles focused on total cost of ownership. The vehicles are manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new  buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of  technology that reduces greenhouse gases (“GHG”),nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

For the years ended December 31, 2019 and 2018, we generated sales revenue of $12.6 million and $5.0 million, respectively. For the years ended December 31, 2019 and 2018, our net losses were $5.2 million and $11.0 million, respectively.

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

Investment in Growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission electric vehicles and systems; design, develop and manufacture our  commercial fleet vehicles and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Zero-emission electric vehicle experience. Our dealer and service network is not currently completely established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric fleet vehicle experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

Market Growth. We believe the market for all-electric solutions for alternative fuel technology, specifically all-electric vehicles, will continue to grow as more purchases of new zero-emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability, the amounts of such assistance to our customers, or our ability to access such funds.

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

Components of Our Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles;  advanced zero-emission electric drivetrain systems for fleet vehicles;  the sale and/or installation of re-power conversion kits to replace conventional drivetrain systems in combustion powered vehicles with zero-emission electric drivetrain systems; and from contracting to provide engineering services.  Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our consolidated financial statements included in Part IV of this Annual Report.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Sales

	Year Ended December 31,
In thousands, except percentages	2019	2018	$ Change	% Change
Sales	$12,561	$5,011	$7,550	150.67%

Sales were $12.6 million and $5.0 million for the years ended December 31, 2019 and 2018, respectively. The increase in sales is primarily due to products and services sold to Blue Bird, and work performed under a DOE grant awarded to Blue Bird for which we were selected to provide products and services. Additionally, sales included two electric school buses sold to Rialto Unified School District and  ten e-trikes sold to GerWeiss EV USA LLC (“GerWeiss”).

Cost of Goods Sold

	Year Ended December 31,
In thousands, except percentages	2019	2018	$ Change	% Change
Cost of goods sold	$11,627	$4,878	$6,749	138.36%

Cost of goods sold was $11.6 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. The increase is primarily due to costs related to the increase in sales as discussed in “Sales” above.

Operating Expenses

	Year Ended December 31,
In thousands, except percentages	2019	2018	$ Change	% Change
General and administrative[1]	$5,705	$10,651	$(4,946)	-46.44%
Consulting	333	171	162	94.74%
Research and development	109	686	(577)	-84.11%
Total operating expenses, net	$6,147	$11,508	$(5,361)	-35.81%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
In thousands, except percentages	2019	2018	$ Change	% Change
Stock-based compensation expense	$769	$6,410	$(5,641)	-88.00%

General and Administrative Expenses

General and administrative expenses were $5.7 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively.  The decrease is primarily due to a decrease of $5.6 million in non-cash stock-based compensation expense, and to decreases in other general and administrative expenses, offset by increases of $184,559 in insurance expense, $177,988 in legal and professional fees, $173,578 in payroll expense, and $102,999 in advertising and marketing expense. General and administrative expenses for the year ended December 31, 2019 include approximately $1.1 million in non-cash charges, including $768,550 in stock-based compensation expense,  $273,972 in bad debt expense, and $48,576 in depreciation expense.

Consulting

Consulting expenses were $333,625 and $170,824 for the years ended December 31, 2019 and 2018, respectively.  The increase is due to an increase in sales and marketing consulting and to supply chain-related consulting activity during the year ended December 31, 2019. Consulting expense for the year ended December 31, 2019 includes $55,000 non-cash charges.

Research and Development Expenses

Research and development expenses were $108,751 and $686,367 for the years ended December 31, 2019 and 2018, respectively.  The decrease is due to the write-down of property and equipment of $385,065 in 2018 relating to a vehicle that would not be further utilized for its intended purpose, and the timing of certain expenditures for research and development activity.

Interest Expense

	Year Ended December 31,
In thousands, except percentages	2019	2018	$ Change	% Change
Interest expense	$155	$46	$109	236.96%

Interest expense consists of payments made for interest incurred on our secured line of credit.

Interest expense was $155,158 and $46,362 for the years ended December 31, 2019 and 2018, respectively. The increase is due to the increase in the principal balance of our line of credit.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended December 31,
In thousands	2019	2018
Cash flows used in operating activities	$(4,582)	$(4,511)
Cash flows provided by (used in) investing activities	1,128	(3,705)
Cash flows provided by financing activities	4,127	9,529
Net increase in cash and cash equivalents	$673	$1,313

Cash Used in Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of  non-cash expenses, including non-cash stock-based compensation. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities during the year ended December 31, 2019 was $4.6 million, as a result of a net loss of $5.2 million, stock-based compensation expense of $768,550, $273,972 in bad debt expense related to Notes Receivable, and other non-cash charges of $111,092, and changes in operating assets and liabilities that used $582,438 in cash. Accounts receivable decreased by $335,269 due to 2019 sales activity and the timing of accounts receivable receipts. Prepaid expenses increased by $94,938, primarily due to increases in deposits for inventory and prepaid insurance. Other current assets increased by $44,062 primarily due to an increase in accrued other receivables. Inventory increased by $494,158 due to the receipt of several completed vehicles that have not yet been sold. Notes receivable increased by $27,199 due primarily to additional interest that has accrued on these note. Other non-current assets decreased by $57,392 due to the amortization of the right-of-use asset established in conjunction with the new lease accounting standard, offset by an increase in deposits. Accounts payable increased by $76,047, primarily due to 2019 sales activity and the timing of payment for product purchases. Accrued liabilities decreased by $320,288, due primarily to the payment of production costs of $365,420, offset by increases in other ongoing accrual accounts. Other non-current liabilities decreased by $70,500 due to reclassification as current liabilities in conjunction with the new lease accounting standard.

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

Cash Used in Investing Activities

Net cash provided by investing activities during the year ended December 31, 2019 was $1.1 million, due to the reclassification to cash from liquid marketable securities  based on shorter maturity dates, in the amount of $1.2 million, offset by the issuance of a $38,000 note receivable to another third party, and $12,567 for the acquisition of property and equipment.

Net cash used in investing activities during the year ended December 31, 2018 was $3.7 million, due to the purchase of liquid marketable securities in the amount of $3.9 million, the repayment of a $500,000 note receivable from a third party, the issuance of a $200,000 note receivable to another third party, and $79,739 for the acquisition of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019 was $4.1 million, due to approximately $4.1 million in net proceeds received under our line of credit with Morgan Stanley and $7,109 in proceeds received from the exercise of stock options.

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

As of December 31, 2019, we had cash and cash equivalents of $4.4 million, and short-term liquid marketable securities of $2.8 million. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. In particular, the warrants issued and sold in our January 2018 public offering include anti-dilution rights, which provide that if, at any time the warrants are outstanding, we issue or are deemed to have issued any shares of common stock or securities that are convertible into or exchangeable for shares of common stock (except for certain exempt issuances, including the issuance of certain stock options, shares of common stock upon the exercise of securities outstanding prior to January 2018 and securities issued in connection with certain acquisitions or strategic transactions) for consideration less than the then current exercise price of the warrants, which is currently $4.50 per share and subject to adjustment pursuant to the terms thereof, the exercise price of such warrants is automatically reduced to the price per share of such new issuance. Further, simultaneously with any adjustment to the exercise price of such warrants, the number of shares of common stock that may be purchased upon exercise of such warrants will be increased or decreased proportionately, such that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock underlying such warrants will be the same as the aggregate exercise price in effect immediately prior to such adjustment. To the extent that we issue or are or deemed to have issued securities for consideration that is substantially less than the exercise price of the warrants issued in our January 2018 public offering, holders of our common stock will experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights may prevent us from seeking additional financing, which would adversely affect our ability to finance our operations and continue to support our growth initiatives.

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

Credit Facilities

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.1 million as of December 31, 2019, of which $4.3 million is classified on our balance sheet as cash and cash equivalents, and $2.8 million as marketable securities as of December 31, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. Due to a reduction in the invested assets in October 2019 used to pay down the amount outstanding on the line at that time, the maximum amount the Company could borrow at December 31, 2019, was approximately $6.6 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of December 31, 2019, the principal amount outstanding under this line of credit was approximately $5.8 million, and the undrawn borrowing availability was approximately $821,000. The line of credit and related interest expense was repaid in full on February 3, 2020.

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

We believe that the assumptions and estimates associated with the preparation of the financial statement information presented in this report are not significant because we have not generated any appreciable revenue. Therefore, we have not had to make assumptions or estimates related to a reserve for bad debt expense. As to future warranty costs to be incurred, we recorded a warranty reserve against 2019 revenue and will continue to evaluate the provision for such expenses in the future. These two items will have significant potential impact on our consolidated financial statements in the future. We also have no significant current litigation on which we have to provide reserves or estimate accruals and our investment to date in property, plant and equipment has not been significant. We therefore have not had to rely on estimates related to impairment. We have not generated any taxable income to date, so have not had to make any decisions about future profitability that would impact recording income tax expense. Assuming we are able to generate future profits by executing our business plan, these areas, among others, will most likely be our critical accounting policies and estimates.

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.  The adoption of ASC Topic 606 did not result in a cumulative impact on us as of January 1, 2018 and the application of ASC Topic 606 had no impact on our statement of operations for the year ended December 31, 2019 or 2018, respectively.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of ASC Topic 606. The Company has implemented this change beginning in 2019, however, this amendment had minimal impact on our financial statements as of December 31, 2019.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Companies and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  Part I of this amendment addresses complexities of accounting for certain financial instruments with down round features, and Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. For public entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in Part II require no transition guidance, as the amendments have no accounting effect. The Company has chosen to early-adopt this ASU, effective January 1, 2018, however, this amendment had no impact on our financial statements for the years ended December 31, 2019, or 2018, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ADOMANI, Inc.

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADOMANI, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 9, 2020

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,432	$3,759
Marketable securities	2,771	3,949
Accounts receivable	661	997
Notes receivable, net	40	371
Inventory, net	494	—
Prepaid expenses	1,197	1,102
Other current assets	41	2
Total current assets	9,636	10,180
Property and equipment, net	112	150
Other non-current assets	569	503
Total assets	$10,317	$10,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$342
Accrued liabilities	649	968
Line of credit	5,820	1,700
Total current liabilities	6,887	3,010

Long-term liabilities
Other non-current liabilities	148	219
Total liabilities	7,035	3,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2019, and December 31, 2018	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 73,125,538 and 72,732,292 issued and outstanding as of December 31, 2019, and December 31, 2018, respectively	1	1
Additional paid-in capital	62,459	61,628
Accumulated deficit	(59,178)	(54,025)
Total stockholders’ equity	3,282	7,604
Total liabilities and stockholders’ equity	$10,317	$10,833

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Sales	12,561	$5,011
Cost of sales	11,627	4,878
Gross profit (loss)	934	133
Operating expenses:
General and administrative	5,705	10,651
Consulting	333	171
Research and development	109	686
Total operating expenses, net	6,147	11,508
Loss from operations	(5,213)	(11,375)
Other income (expense):
Interest income (expense), net	42	189
Other income	18	138
Total other income (expense)	60	327
Loss before income taxes	(5,153)	(11,048)
Income tax expense	—	—
Net loss	$(5,153)	$(11,048)
Net loss per share to common stockholders:
Basic and diluted	$(0.07)	$(0.15)
Weighted shares used in the computation of net loss per share:
Basic and diluted	72,919,333	72,185,167

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	68,070,930	$1	$45,316	$(42,977)	$2,340
Common stock issued for cash, net of offering costs	3,666,667	—	9,803	—	9,803
Common stock issued for stock options exercised	994,695	—	99	—	99
Stock based compensation	—	—	6,410	—	6,410
Net loss	—	—	—	(11,048)	(11,048)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	322,162	—	55	—	55
Common stock issued for stock options exercised	71,084	—	7	—	7
Stock based compensation	—	—	769	—	769
Net loss	—	—	—	(5,153)	(5,153)
Balance, December 31, 2019	73,125,538	$1	$62,459	$(59,178)	$3,282

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	(5,153)	(11,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	43
Provision for bad debt	274	200
Stock based compensation expense	769	6,410
Loss on write-down of property and equipment	7	385
Write-down of inventory	—	15
Common stock issued for services	55	—
Changes in assets and liabilities:
Accounts receivable	335	(997)
Notes receivable	(27)	—
Inventory	(494)	210
Prepaid expenses	(95)	—
Other current assets	(44)	(496)
Other non-current assets	58	71
Accounts payable	76	312
Accrued liabilities	(320)	454
Other non-current liabilities	(71)	(70)
Net cash used in operating activities	(4,582)	(4,511)
Cash flows from investing activities:
Purchase of property and equipment, net	(13)	(79)
Investment in marketable securities	1,179	(3,926)
Investment in note receivable, net	(38)	(200)
Proceeds from repayment of note receivable	—	500
Net cash provided by (used in) investing activities	1,128	(3,705)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,000
Advances on line of credit	5,850	2,800
Principal repayments on line of credit	(1,730)	(1,100)
Proceeds from exercise of stock options	7	99
Principal repayments of debt	—	(2,149)
Payments for deferred offering costs	—	(1,121)
Net cash provided by financing activities	4,127	9,529
Net change in cash and cash equivalents	673	1,313
Cash and cash equivalents at the beginning of the period	3,759	2,446
Cash and cash equivalents at the end of the period	$4,432	$3,759
Supplemental cash flow disclosures:
Cash paid for interest expense	$146	$43
Cash paid for income taxes	$—	$—
Non-cash transactions:
Other non-current asset reclassifed to property & equipment	$7	$12
Property & equipment reclassified to notes receivable	$2	$—
Deferred offering costs reclassified to equity	$—	$76

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) is a provider of  new purpose-built   zero-emission electric vehicles focused on total cost of ownership. We are also a provider of advanced zero-emission electric drivetrain systems for integration in new buses and medium to heavy-duty commercial fleet vehicles. The Company also provides re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems.  The Company’s vehicles and drivetrain systems  are designed to help fleet operators unlock the benefits of green technology and address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

2. Summary of Significant Accounting Policies

Basis of Presentation— The Company’s consolidated financial statements and related disclosures for the periods ended December 31, 2019 and 2018, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., formerly known as School Bus Sales of California, Inc., and Zero Emission Truck and Bus Sales of Arizona, Inc. All significant intercompany accounts and transactions have been eliminated.

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

In applying ASC Topic 606, the Company is required to:

1) Identify any contracts with customers;

2) Determine if multiple performance obligations exist;

3) Determine the transaction price;

4) Allocate the transaction price to the respective obligation;

5) Recognize the revenue as the obligation is satisfied.

Contracts under the Blue Bird supply agreement, which was terminated effective as of May 31, 2019, and work performed for Blue Bird under a U.S. Department of Energy (“DOE”) grant awarded to Blue Bird, were single-performance obligations and, therefore, required no allocation of the transaction price. The Company’s active participation in the DOE grant ended on May 31, 2019. Prior to such termination, the Company recognized revenue when product was shipped or was billed by its third-party supplier for work performed under the DOE grant. Additionally, the Company recorded revenue for these sales at gross, rather than net, as the Company was the principal obligor to Blue Bird for both the supply agreement and the statement of work for the DOE grant, and, prior to the termination of such agreements, assumed the risk for non-performance, or non-compliance, related to any work performed by its subcontractor. An unexpected adjustment related to DOE work done prior to May 31, 2019 was made by Blue Bird in the quarter ended September 30, 2019, and the additional revenue was recognized in that period.

As part of the termination agreement with Blue Bird, the Company is to be paid $5,000 for each electric drivetrain Blue Bird ordered from Cummins Corporation during the period of June 1, 2019 through September 30, 2019.  This agreement is a single performance obligation with the Company recognizing revenue upon notification from Blue Bird that delivery has been made to its customer.

Product revenue also includes the sale of electric buses. These sales represent a single performance obligation with revenue recognition occurring at the time title transfers. Transfer of title occurs when the customer has accepted the bus and signed the appropriate documentation acknowledging receipt.

The Company is the recipient of a purchase order issued from GerWeiss EV USA LLC (“GerWeiss”) to produce all-electric tricycles (“e-trikes”). The Company has agreed to provide deposits to GerWeiss to fund the procurement of the supplies and assembly of the tricycles. The purchase order represents a single performance obligation with the Company recognizing revenue upon notification that the assembled units have been completed  by GerWeiss. Upon the recording of revenue, the corresponding deposits are recorded as cost of goods sold.

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

Accounts Receivable and Allowance for Doubtful Accounts— The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $661,352 and $996,621 as of December 31, 2019 and 2018, respectively. Because all but $15,000 of the December 31, 2019 trade accounts receivable balance relates to two California government agencies, and since  the entire December 31, 2018 trade accounts receivable balance  related to one customer, which the Company believed to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade accounts receivable balance as of December 31, 2019 and 2018, respectively.

Notes Receivables—The Company also had notes receivable of $834,491 and $570,542 as of December 31, 2019 and 2018, respectively.  The Company provided an allowance for notes receivable of $471,000 and $200,000  as of December 31, 2019 and 2018, respectively (see Note 5 below).

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had inventory on hand of $494,158 as of December 31, 2019. The Company provided an inventory allowance of $0  as of December 31, 2019 and 2018, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets.  Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $935,204 and $882,050 as of December 31, 2019 and 2018, respectively, which are included in prepaid expenses on the consolidated balance sheets.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2019 and 2018, the Company recognized a full valuation allowance for all deferred tax assets.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2019 and 2018, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities. As of December 31, 2019, the Company had 25,617,338 and 7,556,323 stock options and stock warrants outstanding, respectively.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of December 31, 2019 and 2018, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. During 2019 and 2018, $108,751 and $686,367, respectively, were expensed as research and development costs.

Reclassification—Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 financial presentation. These reclassifications have no impact on net loss.

3. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	23,338	23,338
Computers	59,667	53,704
Vehicles	72,299	67,299
Test/Demo vehicles	15,784	31,728
Total property and equipment	212,887	217,868
Less accumulated depreciation	(101,044)	(67,777)
Net property and equipment	$111,843	$150,091

Depreciation and amortization expense was $48,576 and $43,350 for the years ended December 31, 2019 and 2018, respectively.

In June 2019, Ebus, Inc. (“Ebus”), transferred vehicles, with an estimated fair-market value of approximately $7,000, to the Company in exchange for a corresponding reduction of the amounts due and payable under the terms of a promissory note issued to the Company. In December 2019, the Company transferred one of the vehicles with a fair-market value of approximately $2,000 back to Ebus and recorded a corresponding increase to the amounts due and payable under the terms of the note (see Note 5).

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

4. Income Taxes

The cumulative estimated net operating loss carry-forward is $23,158,860 and $18,786,206 at December 31, 2019 and 2018, respectively, and will expire in the years 2039 and 2038, respectively. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2019	2018
Net operating loss	918,257	973,919
Deferred tax asset attributable to:
Net operating loss carryover	4,863,361	3,945,103
Valuation allowance	(4,863,361)	(3,945,103)
Net deferred tax asset	—	—
Cumulative NOL	23,158,860	18,786,206
Cumulative NOL at 21%	4,863,361	3,945,103

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2019. Should a change in ownership occur, net operating loss carryover may be limited as to use in future years. Federal tax returns for tax years since 2015 are still open for examination by the Internal Revenue Service.

5. Notes Receivable

On June 29, 2017, the Company loaned $500,000 to Ebus, an unaffiliated third party with engineering expertise in the electric bus technology industry, with whom the Company, at that time, expected it might seek an alliance at some future date, in order to provide it with working capital. The stated interest rate is 9% per annum, with interest payments due monthly beginning on July 31, 2017. The note is secured by the assets of the borrower and was scheduled to mature on December 31, 2017. In February 2018, the parties amended the note to extend the maturity date of the note to June 30, 2018, and in June 2018, the parties agreed to further amend the note to extend the maturity date of the note until September 30, 2018. The note, as amended, is subject to an extension fee of $35,000, which was due no later than the September 30, 2018 maturity date.  In addition, per the terms of the note, as amended, the borrower was obligated to make past due interest payments in the aggregate amount of $18,750 on or before July 6, 2018. The Company received such past due interest payments on July 6, 2018. All subsequent interest payments prior to the September 30, 2018 maturity were made. Ebus failed to pay the $500,000 principal balance along with an unpaid extension fee of $35,000, by the September 30, 2018 maturity date, and the Company considers the note to be in default. The Company notified the borrower in writing of such default on October 1, 2018. The Company recorded a $200,000 allowance as bad debt expense against the note based on preliminary determination of recoverability from the assets owned by Ebus. In October 2018, the Company accrued an additional fee of $15,000 and late fees on the extension fee in the amount of $1,750. The Company accrued interest at the default rate, which is the stated rate of interest plus 2%, in accordance with the note, through March 31, 2019. Total interest accrued for the nine months ended September 30, 2019 was $13,749. In May 2019, the Company entered into a facility-sharing agreement with Ebus (see Note 11). In June 2019, Ebus transferred vehicles, with an estimated fair market value of approximately $7,000, to the Company in exchange for a corresponding reduction in the amount due on the note. In December 2019, the Company agreed to transfer one of the vehicles with a fair-market value of $2,000 back to Ebus, recording a corresponding increase to the amounts due on the note (see Note 3). In December 2019, the Company cancelled its facility-sharing agreement with Ebus and issued a foreclosure notification. In December 2019, the Company recorded an additional $171,000 allowance as bad debt expense against the note based on a revised assessment of recoverability from the assets owned by Ebus, and also reclassified the net note receivable to a non-current asset due to the uncertain timing of recovery. The total unpaid principal and interest, as of December 31, 2019, is $571,000. See Note 14.

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

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. The total unpaid principal and accrued interest, as of December 31, 2019, was $39,995. During September through December 2019, accrued interest totaling $23,496 on the original $200,000 note, that had accrued between September 2018 and December 2019, was reclassified to principal. In December 2019, the Company recorded a $100,000 allowance as bad debt expense against the original $200,000 note based on a preliminary assessment of collectability. Although the original note matures on December 31, 2020, due to the uncertain timing of collection, the principal and unpaid interest of $223,496 remain classified as a non-current asset on the consolidated balance sheet as of December 31, 2019.

6. Debt

During 2015, the Company issued two-year promissory notes with an aggregate face value of $5,147,525 to third-party lenders for cash. The notes matured between January and November 2017 and carried an interest rate of  9%. The Company notified all holders of the 9% notes payable that it was exercising its option to extend the maturity dates six months pursuant to the provisions of the notes. In connection with these notes, the Company incurred debt issuance costs of $514,753, which were recognized as debt discount and amortized over the life of the notes. As of December 31, 2017, the debt issuance costs associated with these notes have been fully amortized. As of December 31, 2018, the Company had repaid in cash from the proceeds of its January, 2018 follow-on offering (described in Note 7),  all principal and accrued and unpaid interest outstanding under these notes.

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

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.1 million as of December 31, 2019, of which $4.3 million is classified on our balance sheet as cash and cash equivalents, and $2.8 million as marketable securities as of December 31, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. Due to a reduction in the invested assets in October, 2019 used to paydown the amount outstanding on the line at that time, the maximum amount the Company could borrow at December 31, 2019, was approximately $6.6 million. Such borrowing threshold, however, is subject to change at Morgan Stanley’s discretion and depends upon the holdings in the Company’s accounts, the maturity dates of the securities in the accounts and the credit quality of the underlying insurers. As of December 31, 2019, the principal amount outstanding under this line of credit was approximately $5.8 million, and the undrawn borrowing availability was $820,948.

7. Common Stock

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

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108 (see Note 9).

Effective February 1, 2019, the Company hired a consultant to provide sales and marketing expertise. The consultant is to be paid $7,500 per month, consisting of $2,500 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. As of December 31, 2019, the Company had issued 322,162  shares of common stock to the consultant. In December, 2019, the consultant’s contract was extended through December 31, 2020, and the cash amount of monthly compensation was increased to $3,200, effective January 1, 2020. See Note 14.

8. Stock Warrants

As of December 31, 2019, the Company has issued warrants to purchase 7,556,323 shares of Common Stock, consisting of a warrant to purchase 199,659 shares of Common Stock with a measurement price of $5.00 and an exercise price of $6.00, a warrant to purchase 350,000 shares of Common Stock with a measurement price of $5.00 and an exercise price of $5.00, a warrant to purchase 1,250,000 shares of Common Stock with a measurement price of $1.00 and an exercise price of $4.00, warrants issued to three warrant holders to purchase 750,001 shares of Common Stock with a measurement price of $3.21 and an exercise price of $4.50, warrants issued to two warrant holders to purchase 256,667 shares of Common Stock with a measurement price of $3.21 and an exercise price of $3.75, and warrants issued to eleven warrant holders to purchase 4,749,996 shares of Common Stock with a measurement price of $3.29 and an exercise price of $4.50.

The Company’s stock warrant activity for the years ended December 31, 2019 and 2018 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2017	1,799,659	$4.42	3.9
Granted	5,756,664	$4.47
Forfeited	—	—
Outstanding at December 31, 2018	7,556,323	$4.45	3.8
Granted	—	—
Forfeited
Outstanding at December 31, 2019	7,556,323	$4.45	2.8

Exercisable at December 31, 2019	7,556,323	$4.45	2.8

As of December 31, 2019, the outstanding warrants have no intrinsic value.

9. Stock-Based Compensation

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of December 31, 2019 and through the date of this Annual Report. As of December 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock are attributable to Mr. Monfort. Effective as of January 29, 2020, all such options were cancelled by the Company in connection with the settlement of Mr. Monfort’s claims against the Company. See Note 14.

In March 2018, the Company determined that certain non-employees, to whom it previously granted options, were no longer providing services to the Company. As a result, the Company canceled unvested options to purchase 297,694 shares of common stock previously granted pursuant to the Company’s 2012 Stock Option and Stock Incentive Plan (the “2012 Plan”), effective as of February 28, 2018. In accordance with GAAP, the Company reversed $423,308 of previously recorded expense with respect to such unvested options. During May, June and August 2018, certain non-employees exercised options to purchase an aggregate of 994,695 shares of common stock, for which the Company received aggregate gross proceeds of $99,470 (see Note 7). In June 2018, unexercised options to purchase an aggregate of 499,123 shares of common stock previously held by such non-employees terminated in accordance with their terms, and the Company agreed to extend the exercise period of one non-employee’s option to purchase 207,968 shares of common stock until July 31, 2018. In July 2018, the Company agreed to further extend the exercise period of such option to August 31, 2018, and on August 31, 2018, such option expired unexercised.

In April 2018, the Company’s board of directors granted to certain employees and directors options to purchase an aggregate of 655,000 shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan. The options are for a contractual term of 10 years, vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal installments thereafter, subject to a grantee’s continuous service to the Company through each such vesting date. The exercise price for these options is $1.31 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $229,643. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 62% and a risk-free interest rate of 2.78%.

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

During January and February 2019, certain non-employees exercised options to purchase an aggregate of 71,084 shares of common stock, for which the Company received aggregate gross proceeds of $7,108 (see Note 7).

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

Stock option activity for the years ended December 31, 2019 and 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2017	30,375,000	$1.33	4.0
Granted	655,000	$1.31
Exercised	(994,695)	$0.10
Forfeited	(5,306,883)	$7.05
Outstanding at December 31, 2018	24,728,422	$0.15	2.6
Granted	1,095,000	$0.45
Exercised	(71,084)	$0.10
Canceled/Forfeited	(135,000)	$1.31
Outstanding at December 31, 2019	25,617,338	$0.16	1.9

Exercisable at December 31, 2019	9,997,616	$0.14	2.2

Stock-based compensation expense was $768,550 and $6.4 million for the years ended December 31, 2019 and 2018, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2019, the Company expects to recognize $260,315 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.91 years.

As of December 31, 2019, the outstanding options have an intrinsic value of approximately $1.8 million.

10. Customer and Vendor Concentration

For the year ended December 31, 2019, the Company had one customer, Blue Bird, that accounted for nearly all of its sales, and had one vendor, EDI, a subsidiary of Cummins, Inc., that accounted for nearly all of its cost of sales. The remaining 2019 sales were to Rialto Unified School District and to GerWeiss. Buses sold to Rialto Unified School District were manufactured for the Company by GreenPower Motor Company, Inc. GerWeiss purchases parts and materials from vendors, who  are paid from deposits made by the Company and then assembles the e-trikes in their facility.

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

Effective September 16, 2019, the Company renewed its employment agreement with its Chief Executive Officer. The term of the renewed employment agreement is five years, with an annual base salary of $294,000. The agreement includes an annual car allowance of $18,000.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000.

Operating Leases— In 2016, the Company signed a lease for office space in Los Altos, California, to serve as office space for its Northern California operations. The lease expired on February 28, 2018 and the Company executed a new 10-month lease in March 2018. The total amount due under the lease was $4,730 and the lease period was from March 1, 2018 through December 31, 2018.  The Company has signed a one-year lease renewal, expiring on December 31, 2019.  The total amount due under the renewal is $5,676. The Company has renewed this lease, which will expire on December 31, 2020. The total amount due under the renewal is $6,432.

In April 2017, the Company signed a lease for storage space in Phoenix, Arizona to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease was on a month-to-month basis, and the total amount due monthly was $500. The lease was terminated in April 2018.

In 2017, the Company signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30 days’ notice. The total due monthly is $1,000.

In October 2017, the Company signed a non-cancellable lease for its corporate office space in Corona, California, to serve as its corporate headquarters. The lease is for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease is $568,912. The total amount due monthly is $7,600 at commencement and will escalate to $10,560 by its conclusion. Additionally, the lease includes five months in which no rent payment was due.

In 2017, the Company signed a lease for two copiers for its corporate offices. The lease is for a period of 24 months, terminating September 30, 2019. The total due monthly is $380. This lease is currently on a month-to-month basis.

In May 2019, the Company entered into a facility-sharing arrangement with Ebus for its premises in Downey, California. The agreement requires the Company to reimburse Ebus monthly facility costs of approximately $10,600 in exchange for shared use of the site. The additional space was used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment and finished inventory. The agreement is on a month-to-month basis and is cancelable by either party with 10-days’ notice. In December 2019, the Company cancelled the facility-sharing arrangement, effective on December 31,2019 (see Note 5).

In December 2019, the Company signed a lease for warehouse space in Corona, California. The facility will be used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished vehicle inventories. The lease is for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease is $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly is $13,108 at commencement and will escalate to $13,906 by its conclusion.  See also Note 13 with respect to all leases discussed above.

Other Agreements— In 2015, the Company entered into a contract with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The initial term of this contract was December 1, 2015 through November 30, 2016. On November 21, 2016, the parties renewed the agreement through November 30, 2017. On November 7, 2017, the Company renewed the agreement through November 30, 2018. On November 30, 2018, the Company renewed the agreement through November 30, 2019. On November 11, 2019, the Company renewed the agreement through November 30, 2020. Fees for these services are $8,000 per month. The contract can be terminated by either party with 30-days’ advance notice.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of December 31, 2019:

	Payments due by period
	Total	Less than one year	1–3 years	4–5 years	More than 5 years
Operating lease obligations	885,288	284,124	580,044	21,120	—
Employment contracts	1,886,000	527,000	839,000	520,000	—
Total	2,771,288	811,124	1,419,044	541,120	—

12. Contingencies

On August 2, 2018, Edward R. Monfort, our former Chief Technology Officer and former director, filed a complaint, captioned Edward R. Monfort v. ADOMANI, Inc., et al., Case No.: 18CV332757, in the Superior Court of the State of California for the County of Santa Clara, against us and certain of our executive officers, alleging that we and the other defendants (i) breached the terms of certain common stock subscription agreements to which Mr. Monfort is a party, (ii) fraudulently deprived Mr. Monfort of certain purported equity in the Company and (iii) fraudulently induced Mr. Monfort to execute a release of claims in connection with his June 2016 employment agreement. Mr. Monfort sought unspecified monetary damages, declaratory relief regarding the extent of his equity ownership in the Company and other relief. On August 24, 2018, we filed a notice of removal pursuant to which we removed the case to the United States District Court for the Northern District of California. On September 24, 2018, Mr. Monfort filed a motion for remand, seeking to remand the proceeding from the United States District Court for the Northern District of California back to the Superior Court of the State of California for the County of Santa Clara.  On January 8, 2019, the United States District Court for the Northern District of California denied the motion for remand. On February 7, 2019, we answered Mr. Monfort’s complaint and filed counterclaims against Mr. Monfort alleging counterclaims for: (i) breach of contract; (ii) declaratory judgment; (iii) breach of fiduciary duty; (iv) wrongful dilution; and (v) conversion. On September 12, 2019, we filed a motion for summary judgment, asking the court to dismiss all of Mr. Monfort’s claims. On November 25, 2019, the court granted the motion and dismissed all of Mr. Monfort’s claims with prejudice. Following the court’s ruling, the parties engaged in settlement negotiations regarding, among other things, the Company’s counterclaims and Mr. Monfort’s appeal rights. The parties reduced their agreement to writing in a Settlement Agreement and Release. This document, executed by all parties and the Company’s litigation insurer, StarStone Specialty Insurance Company, became effective on February 4, 2020. The parties agreed, among other things, to the following: (i) Mr. Monfort abandoned all appeal rights; (ii) Mr. Monfort’s options to purchase Company stock were terminated; (iii) Mr. Monfort will divest himself of all Company common stock that he, his family, his affiliates, or his businesses own over the ten-week period following the effective date of the Settlement Agreement and Release; (iv) the Company abandoned its counterclaims; and (v) the parties released each other from any and all claims, known or unknown, that existed as of the date of the Settlement Agreement and Release. Neither Mr. Monfort nor any defendant in this action took any financial compensation to settle this matter. On February 5, 2020, consistent with the parties’ stipulation, the court dismissed the Company’s counterclaims with prejudice. This matter is now closed.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Mr. Monfort, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated

Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 25, 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020 we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. A case management conference is scheduled in this matter for March 17, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

13. Leases

As of December 31, 2019, the Company is a party to three operating leases. All of these leases are office or warehouse leases. As disclosed in Note 2, the Company early adopted ASC 842 to its existing leases. The Company has elected to apply the short-term lease exception to all leases of one year or less. As such, the Company applied the guidance in ASC 842 to its corporate office and equipment leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized an operating liability of $377,129 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. As of December 31, 2019, the ROU asset has a balance of $218,504 which is included in other non-current assets in the consolidated balance sheets and current liabilities and non-current liabilities relating to the ROU asset were $70,492, and $148,012, respectively which are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets, respectively. The discount rate used for leases accounted under ASC 842 is the Company’s estimated borrowing rate of 14%. The corporate office lease provides for one three-year option to renew with nine months advanced notice to the landlord. The option to renew the corporate office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it will assert its option to renew the lease.

As of December 31, 2019, this exception applies to the Stockton, California lease, which is month-to-month, and the Los Altos, California lease, which is for a term of one year.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2019	2018
Lease cost
Operating lease cost	$109,590	$109,590
Short-term lease cost	$117,857	$35,043
Total lease cost	$227,447	$144,633
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	115,852	82,951
Weighted-average remaining lease term (in years):
Operating leases	3.16	4.14
Weighted-average discount rate:
Operating leases	14%	14%

14. Subsequent Events

Effective January 2, 2020, the Company entered into consulting agreement with Suneel Sawant under which Mr. Sawant will perform certain services for ADOMANI, including, among other things, services related to the establishment, maintenance, and management of a network for the sale its zero-emission vehicles and related products and services to customers located in India. As full compensation for the services to be provided by Mr. Sawant under the agreement, the Company agreed to grant Mr. Sawant options to purchase up to 2,000,000 shares of the Company’s common stock, all fully vested and exercisable on the grant date. One million of the shares subject to these options have an exercise price of $0.50 per share and will expire if not exercised on or before December 31, 2020, and the remaining 1,000,000 shares subject to the options have an exercise price of $1.00 per share and will expire if not exercised on or before December 31, 2021. Should the Company’s agreement with Mr. Sawant be terminated for any reason, any unexercised options shall be forfeited.

On January 29, 2020, the Company settled a lawsuit with Edward Monfort, a co-founder of the Company who was terminated in March 2018. No payment was made by the Company to Mr. Monfort, and in addition to the cancellation of all his stock options, he agreed to divest himself of all ADOMANI stock he owned as of that date over a period of 10 weeks. Neither Mr. Monfort nor any defendant in this action took any financial compensation to settle this matter. On February 5, 2020, consistent with the parties’ stipulation, the court dismissed the Company’s counterclaims with prejudice. This matter is now closed. See Note 9.

On February 3, 2020, the Company sold marketable securities and paid off the balance, including accrued interest, of the Morgan Stanley line of credit. See Note 6.

Also on February 3, 2020, the Company, in a required foreclosure auction sale of the Ebus assets, was the only and winning bidder and acquired legal ownership of all Ebus assets. The Company continues to evaluate several paths to liquidating these assets and recouping the balance still owed on the note. See Note 5.

On February 4, 2020, the Company signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020. The effective date of the Masters’ sublease is February 1, 2020, and it expires when the Company’s lease on the property expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. See Note 11.

The Company issued an aggregate of 104,824 shares of its common stock to a consultant engaged by the Company as partial consideration for such consultant’s services. See Note 7.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2019.

Item 11	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2019.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2019.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2019.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2019.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1

3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8

4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1

4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1

4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1

4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2

4.5	Form of Common Stock Purchase Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.1

4.6	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2

4.7	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1

10.1+	2012 Stock Option and Stock Incentive Plan, and forms of agreement thereunder	1-A	024-10656	12/21/2016	6.4

10.2+	Employment Agreement, by and between James L. Reynolds and the Company, dated September 16, 2019	1-A	001-38078	9/20/2019	10.1	X

10.3+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8

10.4	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9

10.5	Consulting Agreement, by and between Redwood Group International Limited and the Company, dated November 14, 2016	1-A	024-10656	12/21/2016	6.10

10.6+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit	Herewith
10.7+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17

10.8+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18

10.9+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

10.10	Office Lease, dated July 11, 2017, by and between HGN Corona Partners, LLC and the Company	S-1	333-220983	10/16/2017	10.14

10.11	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1

10.12	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1

10.13	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1

10.14	Form of Leak-Out Agreement, dated January 5, 2018	8-K	001-38078	1/8/2018	10.2

21.1	Subsidiaries of the Company	S-1	333-220983	10/16/2017	21.1

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm	10-K	001-38078	2/19/2019	23.1

24.1	Power of Attorney (included on signature page)					X

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

+	Indicates a management contract or compensatory plan.
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

ADOMANI, INC.

Date: March 10, 2020	By:	/s/ James L. Reynolds
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

Signature	Title	Date

/s/ James L. Reynolds	Chief Executive Officer, President, Chairman of the	March 10, 2020
James L. Reynolds	Board (Principal Executive Officer)

/s/ Michael K. Menerey	Chief Financial Officer and Director (Principal	March 10, 2020
Michael K. Menerey	Financial Officer and Principal Accounting Officer)

/s/ Gary W. Nettles	Director	March 10, 2020
Gary W. Nettles

/s/ Janet Boydell	Director	March 10, 2020
Janet Boydell

/s/ John F. Perkowski	Director	March 10, 2020
John F. Perkowski