Form 10-Q
period 2020-03-31
ADOMANI, INC.
filed 2020-04-30
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2020 was 73,284,125.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•

Our ability to resolve the funding backlog related to the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) that has to-date prevented us and our customers from accessing the funds, creating a significant delay in our ability to deliver products.

•	Our ability to generate demand for our zero-emission commercial fleet vehicles, re-power conversion kits, and drivetrain systems in order to generate revenue.
•	Our dependence upon external sources for the financing of our operations.
•	Our ability to effectively execute our business plan.
•	Our ability and our suppliers’ ability to scale our zero-emission products assembling and converting processes effectively and quickly from low volume production to high volume production.
•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business.
•	Our ability to obtain, retain and grow our customers.
•	Our ability to enter into, sustain and renew strategic relationships on favorable terms.
•	Our ability to achieve and sustain profitability.
•	Our ability to evaluate and measure our current business and future prospects.
•	Our ability to compete and succeed in a highly competitive and evolving industry.
•	Our ability to respond and adapt to changes in electric vehicle technology.
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•

Our ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products, and provide our services.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$486	$4,432
Marketable securities	51	2,771
Accounts receivable	783	661
Notes receivable, net	—	40
Inventory, net	509	494
Prepaid expenses	1,081	1,197
Other current assets	80	41
Total current assets	2,990	9,636
Property and equipment, net	134	112
Other non-current assets	927	569
Total assets	$4,051	$10,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$593	$418
Accrued liabilities	874	649
Line of credit	—	5,820
Total current liabilities	1,467	6,887
Long-term liabilities
Other non-current liabilities	355	148
Total liabilities	1,822	7,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 73,230,362 and 73,125,538 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	62,674	62,459
Accumulated deficit	(60,446)	(59,178)
Total stockholders' equity	2,229	3,282
Total liabilities and stockholders' equity	$4,051	$10,317

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Sales	$284	$420
Cost of sales	80	391
Gross profit	204	29
Operating expenses
General and administrative	1,430	1,392
Consulting	44	82
Research and development	—	45
Total operating expenses, net	1,474	1,519
Loss from operations	(1,270)	(1,490)

Other income:
Interest income, net	7	26
Other income (expense)	(5)	15
Total other income	2	41

Loss before income taxes	(1,268)	(1,449)
Income tax expense	—	—
Net loss	$(1,268)	$(1,449)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted shares used in the computation of net loss per share:
Basic and diluted	73,191,437	72,797,838

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation	—	—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425
Common stock issued for services	42,649	—	15	—	15
Stock based compensation	—	—	275	—	275
Net loss	—	—	—	(1,294)	(1,294)
Balance, June 30, 2019	72,876,186	$1	$62,188	$(56,768)	$5,421
Common stock issued for services	107,854	—	15	—	15
Stock based compensation	—	—	202	—	202
Net loss	—	—	—	(1,218)	(1,218)
Balance, September 30, 2019	72,984,040	$1	$62,405	$(57,986)	$4,420
Common stock issued for services	141,498	—	15		15
Stock based compensation		—	39		39
Net loss		—		$(1,192)	(1,192)
Balance, December 31, 2019	73,125,538	$1	$62,459	$(59,178)	$3,282
Common stock issued for services	104,824	—	15		15
Stock based compensation		—	200		200
Net loss		—		$(1,268)	(1,268)
Balance, March 31, 2020	73,230,362	$1	$62,674	$(60,446)	$2,229

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(1,268)	$(1,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	12
Stock based compensation expense	200	253
Common stock issued for services	15	10
Changes in assets and liabilities:
Accounts receivable	(121)	614
Notes receivable	(5)	—
Inventory	(15)	—
Prepaid expenses	115	—
Other current assets	(41)	(23)
Other non-current assets	(333)	18
Accounts payable	175	16
Accrued liabilities	226	(227)
Other non-current liabilities	206	(18)
Net cash used in operating activities	(834)	(794)

Cash flows from investing activities:
Purchase of property and equipment, net	(12)	(7)
Net sales (purchases) of marketable securities	2,720	(1,380)
Net cash provided by (used in) investing activities	2,708	(1,387)

Cash flows from financing activities:
Advances on line of credit	150	1,600
Principal repayments on line of credit	(5,970)	(800)
Proceeds from exercise of stock options	—	7
Net cash provided by (used in) financing activities	(5,820)	807

Net change in cash and cash equivalents	(3,946)	(1,374)
Cash and cash equivalents at the beginning of the period	4,432	3,759
Cash and cash equivalents at the end of the period	$486	$2,385

Supplemental cash flow disclosures:
Cash paid for interest expense	$32	$20
Cash paid for income taxes	$—	$—
Non-cash transactions:
Assets received offsetting notes receivable	$22	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of March 31, 2020 and for the fiscal periods ended March 31, 2020 and 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the fiscal period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the individual financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., formerly known as School Bus Sales of California, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition— The Company recognizes revenue from the sales of zero-emission electric vehicles; from the sales of zero-emission electric drivetrain systems for fleet vehicles; and from contracting to provide related engineering and, effective February 2020, vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In applying ASC Topic 606, the Company is required to:

(1) Identify any contracts with customers.

(2) Determine if multiple performance obligations exist.

(3) Determine the transaction price.

(4) Allocate the transaction price to the respective obligation; and,

(5) Recognize the revenue as the obligation is satisfied.

As part of the termination agreement with Blue Bird, the Company is to be paid $5,000 for each electric drivetrain Blue Bird ordered from Cummins Corporation during the period of June 1, 2019 through September 30, 2019.  This agreement is a single performance obligation with the Company recognizing revenue upon notification from Blue Bird that delivery has been made to its customer.

Product revenue also includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation with revenue recognition occurring at the time title transfers. Transfer of title occurs when the customer has accepted the van and signed the appropriate documentation acknowledging receipt.

The Company is the recipient of a purchase order issued from GerWeiss EV USA LLC (“GerWeiss”) to produce all-electric tricycles (“e-trikes”), or all-electric light weight commercial vehicles. The Company has agreed to provide deposits to GerWeiss to fund the procurement of the supplies and assembly of the tricycles. The purchase order represents a single performance obligation with the Company recognizing revenue upon notification that the assembled units have been completed  by GerWeiss. Upon the recording of revenue, the corresponding deposits are recorded as cost of goods sold.

Other revenue includes, effective February 2020, performing basic vehicle maintenance and detailing, as well as safety inspections for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $782,746 and $661,352 as of March 31, 2020 and December 31, 2019, respectively. Because all but $136,394 and $15,000 of the trade accounts receivable balances as March 31, 2020 and December 31, 2019, respectively, relate to two California government agencies, which the Company believes to be credit-worthy and, consequently, there is very little chance of default, no allowance has been recorded relative to the trade accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively. On April 24, 2020, the Company received payment of $386,352 from one of these California government agencies.

Notes Receivables—The Company also had notes receivable of $817,323 and $834,491 as of March 31, 2020 and December 31, 2019, respectively.  The Company provided an allowance for notes receivable of $471,000 and $471,000 as of March 31, 2020 and December 31, 2019, respectively (see Note 4 below).

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had inventory on hand of $509,180 and $494,158 as of March 31, 2020 and December 31, 2019, respectively. The Company provided no inventory allowance as of March 31, 2020 and December 31, 2019, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $935,204 and $935,204 as of March 31, 2020 and December 31, 2019, respectively.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2020, the Company had 11,749,436 and 7,556,323 stock options and stock warrants outstanding, respectively.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2020 and December 31, 2019, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $0 and $45,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Leases—The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements.

Recent Accounting Pronouncements— Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

3. Property and Equipment, Net

On February 3, 2020, the Company purchased substantially all of the assets of Ebus, Inc. (“Ebus”) at a foreclosure sale via a credit bid (see Note 4). In March 2020, the Company obtained possession of certain of these assets, with an estimated fair-market value of approximately $22,440. These assets have been recorded as “Machinery & equipment” on the schedule below.

Components of property and equipment, net, consist of the following as of March 31, 2020 and December 31, 2019:

	March 31	December 31,
	2020	2019
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	35,042	23,338
Computers	59,668	59,667
Machinery & equipment	22,440	—
Vehicles	72,299	72,299
Test/Demo vehicles	15,784	15,784
Total property and equipment	$247,032	$212,887
Less accumulated depreciation	(112,560)	(101,044)
Net property and equipment	$134,472	$111,843

Depreciation expense was $11,516 and $11,676 for the three months ended March 31, 2020 and 2019, respectively.

4. Notes Receivable

On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company on its note receivable. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. In March 2020, the Company obtained possession of certain of the assets with an estimated fair market value of approximately $22,440 (see Note 3). However, the Company has not been able to take possession of the rest of the assets. On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 10). On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 10). The Company continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. The total unpaid principal and accrued interest, as of December 31, 2019, was $39,995. During September through December 2019, accrued interest totaling $23,496 on the original $200,000 note, that had accrued between September 2018 and December 2019, was reclassified to principal. In December 2019, the Company recorded a $100,000 allowance as bad debt expense against the original $200,000 note based on a preliminary assessment of collectability. Although the original note matures on December 31, 2020, due to the uncertain timing of collection, the principal and unpaid interest of $223,496 remain classified as a non-current asset on the consolidated balance sheet as of December 31, 2019. The additional $38,000, which was scheduled to mature on March 31, 2020, was unpaid as of that date. The Company agreed to provide the third party until June 30, 2020 for the note to be repaid. Between March 31, 2020 and June 30, 2020, interest will accrue at the stated rate of 9% plus the default rate of 4%, as prescribed in the note. Though the Company feels comfortable that the principal and accrued but unpaid interest will be repaid by June 30, 2020, as a conservative measure, existing amounts have been reclassified as a non-current asset, and no additional allowance has been recorded. The total principal and unpaid interest of both of these notes was $269,463 and $263,491 as of March 31, 2020 and December 31, 2019, respectively.

5. Debt

As of December 31, 2019, the principal amount outstanding under the Morgan Stanley line of credit was approximately $5.8 million, and the undrawn borrowing availability was $820,948. On February 3, 2020, the Company sold marketable securities and paid off the balance, including accrued interest, of the line of credit.

6. Common Stock

Effective January 1, 2020, the Company renewed its agreement with a consultant to provide sales and marketing expertise. The consultant is to be paid $8,200 per month, consisting of $3,200 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. For the three months ended March 31, 2020 and 2019, the Company issued 104,824 and 30,161 shares of common stock to the consultant, respectively. As of March 31, 2020, the Company has issued a total of 426,986 shares of common stock to the consultant (see Note 11).

7. Stock Warrants

As of March 31, 2020, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s warrant activity for the three months ended March 31, 2020 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2019	7,556,323	$4.45	2.8
Granted	—	$—
Forfeited	—	—
Outstanding at March 31, 2020	7,556,323	$4.45	2.5

Exercisable at March 31, 2020	7,556,323	$4.45	2.5

As of March 31, 2020, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

Effective January 2, 2020, the Company entered into consulting agreement with Suneel Sawant under which Mr. Sawant will perform certain services for the Company, including, among other things, services related to the establishment, maintenance, and management of a network for the sale its zero-emission vehicles and related products and services to customers located in India. As full compensation for the services to be provided by Mr. Sawant under the agreement, the Company agreed to grant Mr. Sawant options to purchase up to 2,000,000 shares of the Company’s common stock, all fully vested and exercisable on the grant date. One million of the shares subject to these options have an exercise price of $0.50 per share and will expire if not exercised on or before December 31, 2020, and the remaining 1,000,000 shares subject to the options have an exercise price of $1.00 per share and will expire if not exercised on or before December 31, 2021. The options were valued using the Black-Scholes option-pricing model, resulting in fair market values of $76,299 and $86,099 for the options expiring on December 31, 2020 and 2021, respectively. The assumptions used in the valuation of the options expiring on December 31, 2020 included an expected term of one year, volatility of 172.40%, and a risk-free interest rate of 1.56%. The assumptions used in the valuation of the options expiring on December 31, 2021 included an expected term of two years, volatility of 155%, and a risk-free interest rate of 1.58%.  Because these options were fully vested and exercisable as of the grant date, the combined fair market value of $162,398 was recorded as stock based compensation expense during the period ending March 31, 2020. Should the Company’s agreement with Mr. Sawant be terminated for any reason, any unexercised options shall be forfeited.

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remained outstanding, they were unexercisable as of December 31, 2019. As of December 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock were attributable to Mr. Monfort. Effective as of January 29, 2020, all such options were cancelled by the Company in connection with the settlement of Mr. Monfort’s claims against the Company.

Stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2019	25,617,338	$0.16	1.9
Granted	2,000,000	$0.75
Exercised	—	$—
Canceled/Forfeited	(15,867,902)	$0.14
Outstanding at March 31, 2020	11,749,436	$0.29	2.7

Exercisable at March 31, 2020	10,519,267	$0.26	2.0

Stock-based compensation expense was approximately $200,340 and $252,896 for the three months ended March 31, 2020 and 2019 respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of March 31, 2020, the Company expects to recognize approximately $222,374 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 1.7 years.

As of March 31, 2020, outstanding options have no intrinsic value.

9. Commitments

Operating Leases

In January 2020, the Company renewed its lease for office space in Los Altos, California, which serves as office space for its Northern California operations. This lease expires December 31, 2020, and the total amount due under the renewal is $6,432

In February 2017, the Company signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

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

On February 4, 2020, the Company signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease is February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion.

Other Agreements

In November 2019, the Company renewed its agreement with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The agreement expires on November 30, 2020. Fees for these services are $8,000 per month. The contract can be terminated by either party with 30-days’ advance notice.

Effective September 16, 2019, the Company renewed its employment agreement with James L. Reynolds, its Chief Executive Officer.  The term of the renewed employment agreement is five years, with an annual base salary of $294,000. The agreement includes an annual car allowance of $18,000.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of March 31, 2020:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$616,473	$212,559	$403,914	$—	$—
Employment contracts	1,754,250	527,000	785,250	442,000	—
Total	$2,370,723	$739,559	$1,189,164	$442,000	$—

10. Contingencies

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers (together, the “Company Defendants”), Edward R. Monfort, our former Chief Technology Officer and former director, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 25, 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”).

On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020 we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. A status conference is set for May 11, 2020. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The motion to stay is set for hearing on May 21, 2020. A case management conference is scheduled in this matter for June 9, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On April 13, 2020, the Company filed a complaint against Ebus, Inc., Anders B. Eklov and Carol J. Eklov, Case No. 20ST-CV14275, in the Superior Court of California for the County of Los Angeles seeking to recover the remainder of the assets acquired by the Company through a credit bid in the amount of $582,000 at a foreclosure sale initiated by the Company following Ebus’s default in its obligations to the Company under a related promissory note. The complaint, among other things, seeks possession of the remainder of the assets and alleges that Ebus and the other defendants improperly converted or used certain of the assets. The Company continues to vigorously pursue such action and continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale.

11.  Leases

As of March 31, 2020, the Company is a party to four operating leases. All of these leases are office or warehouse leases. As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2020, this exception applies to the Stockton, California lease, which is month-to-month, and the Los Altos, California lease, which is for a term of one year. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

During the three months ended March 31, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 9). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability of $382,742 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. The discount rate used for this lease is the Company’s estimated borrowing rate of 14%. The ROU asset had a balance of $551,725 and $218,504 as of March 31, 2020 and December 31, 2019, respectively, which is included in other non-current assets in the consolidated balance sheets. Current liabilities relating to the ROU asset were $198,076 and $70,492 as of March 31, 2020 and December 31, 2019, respectively, and non-current liabilities relating to the ROU asset were $353,649 and $148,012 as of March 31, 2020 and December 31, 2019, respectively, and are included in accrued liabilities and other non-

current liabilities in the unaudited consolidated balance sheets. Cash paid for amounts in included in operating lease liabilities was $41,138 and $16,820 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company’s operating leases had an weighted-average remaining lease term of 2.92 years.

12.  Subsequent Events

On April 1, 2020, the Company issued 53,763 shares of its common stock to a consultant engaged by the Company as partial consideration for such consultant’s services. See Note 6.

On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 4).

On April 27, 2020, the Company received payment in the amount of $386,352 from one government agency which has been applied to outstanding trade accounts receivable (See Note 2).

In April 2020, we applied for an Economic Injury Disaster Loan (“EIDL”) and a Paycheck Protection Program (“PPP”) loan under the Small Business Association (“SBA”) loan program authorized by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

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

For the three months ended March 31, 2020 and 2019, our net losses were approximately $1.3 million and $1.4 million, respectively.

Factors Affecting Our Performance

We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Availability of government subsidies, rebates and economic incentives. We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. In particular, our business and operating results will be significantly affected by our ability to resolve the California HVIP funding backlog that has to-date prevented us and our customers from accessing the funds, creating a significant delay in our ability to deliver products. We are working with the California Air Resources Board and the HVIP to resolve the administrative issues and have hired an experienced lobbyist to supplement our efforts.

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

Third-party contractors, suppliers and manufacturers. We rely upon third parties to supply us with raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our business, financial condition and results of operations. As of April 2020, the outbreak of COVID-19 has led to numerous confirmed cases worldwide, including in the Unites States. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. Accordingly, our future performance will depend in part upon our ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products, and provide our services.

COVID-19 pandemic. Our ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products, and provide our services. In April 2020, we applied for an EIDL and a PPP loan under the SBA loan program authorized by the CARES Act.

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles;   zero-emission electric drivetrain systems for fleet vehicles; the sale and/or installation of re-power conversion kits to replace conventional drivetrain systems in combustion powered vehicles with zero-emission electric drivetrain systems; and from contracting to provide engineering services. The Company also began providing vehicle maintenance and safety inspection services. Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2020 to the corresponding period ended March 31, 2019:

Sales

Sales were $283,457 and $420,320 for the three months ended March 31, 2020 and 2019, respectively. Sales for the three months ended March 31, 2020 consisted of a cargo van sold to the City of Orlando Florida, fees due us relating to the Blue Bird termination agreement, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report, and maintenance and inspection services provided.

Cost of Sales

Cost of sales were $79,750 and $390,845 for the three months ended March 31, 2020 and 2019, respectively. Cost of sales for the three months ended March 31, 2020 consisted of the cost related to the sale of the cargo van sold to the City of Orlando.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million  for both the three months ended March 31, 2020 and 2019. While general and administrative expenses for the three months ended March 31, 2020 and 2019 were essentially the same, we experienced increases in legal and professional fees,   payroll and insurance expenses, offset by a decrease in stock-based compensation expense, and  in other general and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 include approximately $211,856 in non-cash charges, including $200,340 in stock-based compensation expense.

Consulting Expenses

Consulting expenses were $43,703 and $81,636 for the three months ended March 31, 2020 and 2019, respectively. This decrease is due primarily to supply chain-related consulting activity incurred in 2019. Consulting expenses include non-cash charges of $15,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively (see Note 6 to our unaudited consolidated financial statements included in this Quarterly Report).

Research and Development Expenses

Research and development expenses were $0 and $45,000 for the three months ended March 31, 2020 and 2019, respectively. This decrease is primarily due to the timing of certain expenditures for research and development activity.

Liquidity and Capital Resources

From our incorporation in 2012 until the completion of our offerings of common stock under Regulation A in June 2017 and units in January 2018, we financed our operations and capital expenditures through issuing equity capital, convertible notes and notes payable.

As of March 31, 2020, we had cash and cash equivalents of $485,728, and short-term liquid marketable securities of $50,661. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. As provided for under the CARES Act, we have applied for both an EIDL loan, and a PPP loan, both administered by the SBA.

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

Options to Purchase Common Stock

As of March 31, 2020, we had outstanding options to purchase 11,749,436 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of March 31, 2020, 10,519,267 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 8,203,752 were issuable upon exercise at a price of $0.10 per share, 1,000,000 were issuable upon exercise at a price of $0.50 per share, 1,000,000 were issuable upon exercise at a price of $1.00 per share, and 315,515 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $2.7 million and we would be required to issue 10,519,267 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remain outstanding, they were unexercisable as of December 31, 2019. As of December 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock were attributable to Mr. Monfort. Effective as of January 29, 2020, all such options were cancelled by the Company in connection with the settlement of Mr. Monfort’s claims against the Company.

Credit Facilities

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.1 million as of December 31, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at December 31, 2019, was approximately $6.6 million, and   the principal amount outstanding under this line of credit was approximately $5.8 million at that date. The line of credit and related interest expense was repaid in full on February 3, 2020.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(834)	$(794)
Net cash provided by (used in) investing activities	2,708	(1,387)
Net cash provided by (used in) financing activities	(5,820)	807
Net change in cash and cash equivalents	$(3,946)	$(1,374)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of  non-cash expenses, including non-cash stock-based compensation. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities increased by approximately $40,000 to approximately $834,000 for the three months ended March 31, 2020 compared to net cash used in operating activities of approximately $794,000 for the three months ended March 31, 2019. The increase in net cash used in operating activities was due to a net decrease in operating assets and liabilities and non-cash expenses that provided approximately $221,000, offset by a decrease in net loss of approximately $181,000, primarily due to the timing of accounts receivable receipts, accrual of other current assets, and the purchase of inventory.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2020 increased by $4.1 million to $2.7 million, as compared to cash used in investing activities of $1.4 million during the three months ended March 31, 2019. The increase in net cash provided by investing activities during the three months ended March 31, 2020 is primarily due to proceeds received from the sale of liquid marketable securities in the amount of $2.7 million, whereas net cash used in investing activities during the three months ended March 31, 2019 was primarily due to the purchase of liquid marketable securities in the amount of $1.4 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 decreased by approximately $6.6 million to approximately $5.8 million, as compared to cash provided by financing activities of approximately $807,000 during the three months ended March 31, 2019. Net cash used in financing activities during the three months ended March 31, 2020 consisted of approximately $5.8 million in net principal repayments made under our line of credit with Morgan Stanley.

Net cash provided by financing activities during the three months ended March 31, 2019 consisted of $800,000 in net proceeds received under our line of credit with Morgan Stanley and $7,108 in proceeds received from the exercise of stock options.

Contractual Obligations

Except as set forth below, during the three months ended March 31, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

On February 4, 2020, the Company signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease is February 1, 2020, and it expires when the Company’s lease on the property expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers (together, the “Company Defendants”), Edward R. Monfort, our former Chief Technology Officer and former director, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 25, 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020 we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. A status conference is set for May 11, 2020. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The motion to stay is set for hearing on May 21, 2020. A case management conference is scheduled in this matter for June 9, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On April 13, 2020, the Company filed a complaint against Ebus, Inc., Anders B. Eklov and Carol J. Eklov, Case No. 20ST-CV14275, in the Superior Court of California for the County of Los Angeles seeking to recover the remainder of the assets acquired by the Company through a credit bid in the amount of $582,000 at a foreclosure sale initiated by the Company following Ebus’s default in its obligations to the Company under a related promissory note. The complaint, among other things, seeks possession of the remainder of the assets and alleges that Ebus and the other defendants improperly converted or used certain of the assets. The Company continues to vigorously pursue such action and continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020.

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the manufacturing of our products and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary office is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, customers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

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

ADOMANI, INC.

Date: April 30, 2020	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)