Form 10-Q
period 2020-06-30
ADOMANI, INC.
filed 2020-08-14
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 73,596,960.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to continue as a going concern.
•

Our ability to resolve the funding backlog related to and created by the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) staff that has to-date prevented us and our customers from accessing the funds, creating a significant delay in our ability to deliver products and to obtain new orders.

•	Our ability to generate demand for our zero-emission commercial fleet vehicles, re-power conversion kits, and drivetrain systems in order to generate revenue.
•

Our ability to raise capital from external sources for the financing of our operations on terms that are acceptable to us, which, in large part, will depend on our ability to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to obtain such funding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$884	$4,432
Marketable securities	—	2,771
Accounts receivable	9	661
Notes receivable, net	—	40
Inventory, net	431	494
Prepaid expenses	945	1,197
Other current assets	81	41
Total current assets	2,350	9,636
Property and equipment, net	122	112
Other non-current assets	783	569
Total assets	$3,255	$10,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$610	$418
Accrued liabilities	732	649
Notes payable, net	115	—
Line of credit	—	5,820
Total current liabilities	1,457	6,887
Long-term liabilities
Notes payable, net	297	—
Other non-current liabilities	305	148
Total liabilities	2,059	7,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 73,508,069 and 73,125,538 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	62,746	62,459
Accumulated deficit	(61,551)	(59,178)
Total stockholders' equity	1,196	3,282
Total liabilities and stockholders' equity	$3,255	$10,317

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales	$130	$4,388	$413	$4,808
Cost of sales	83	4,063	163	4,454
Gross profit	47	325	250	354
Operating expenses
General and administrative	1,102	1,461	2,532	2,858
Consulting	58	77	102	154
Research and development	—	103	—	148
Total operating expenses, net	1,160	1,641	2,634	3,160
Loss from operations	(1,113)	(1,316)	(2,384)	(2,806)

Other income:
Interest income, net	7	2	15	28
Other income (expense)	1	20	(4)	35
Total other income	8	22	11	63

Loss before income taxes	(1,105)	(1,294)	(2,373)	(2,743)
Income tax expense	—	—	—	—
Net loss	$(1,105)	$(1,294)	$(2,373)	$(2,743)

Net loss per share to common stockholders:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted shares used in the computation of net loss per share:
Basic and diluted	73,387,815	72,860,560	73,289,623	72,829,372

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation	—	—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425
Common stock issued for services	42,649	—	15	—	15
Stock based compensation	—	—	275	—	275
Net loss	—	—	—	(1,294)	(1,294)
Balance, June 30, 2019	72,876,186	$1	$62,188	$(56,768)	$5,421
Common stock issued for services	107,854	—	15	—	15
Stock based compensation	—	—	202	—	202
Net loss	—	—	—	(1,218)	(1,218)
Balance, September 30, 2019	72,984,040	$1	$62,405	$(57,986)	$4,420
Common stock issued for services	141,498	—	15		15
Stock based compensation		—	39		39
Net loss		—		$(1,192)	(1,192)
Balance, December 31, 2019	73,125,538	$1	$62,459	$(59,178)	$3,282
Common stock issued for services	104,824	—	15		15
Stock based compensation		—	200		200
Net loss		—		$(1,268)	(1,268)
Balance, March 31, 2020	73,230,362	$1	$62,674	$(60,446)	$2,229
Common stock issued for services	277,707	—	26		26
Stock based compensation		—	46		46
Net loss		—		$(1,105)	(1,105)
Balance, June 30, 2020	73,508,069	$1	$62,746	$(61,551)	$1,196

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(2,373)	$(2,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	23
Stock based compensation expense	246	528
Common stock issued for services	41	25
Provision for bad debt	100	—
Changes in assets and liabilities:
Accounts receivable	653	(1,670)
Notes receivable	(12)	—
Inventory	63	—
Prepaid expenses	252	—
Other current assets	(41)	(587)
Other non-current assets	(283)	35
Accounts payable	191	2,124
Accrued liabilities	85	(114)
Other non-current liabilities	156	(35)
Net cash used in operating activities	(898)	(2,414)

Cash flows from investing activities:
Purchase of property and equipment, net	(11)	(11)
Investment in note receivable, net	—	(38)
Net sales (purchases) of marketable securities	2,770	(1,106)
Net cash provided by (used in) investing activities	2,759	(1,155)

Cash flows from financing activities:
Advances on line of credit	150	3,400
Principal repayments on line of credit	(5,970)	(800)
Proceeds from SBA loans	411	—
Proceeds from exercise of stock options	—	7
Net cash provided by (used in) financing activities	(5,409)	2,607

Net change in cash and cash equivalents	(3,548)	(962)
Cash and cash equivalents at the beginning of the period	4,432	3,759
Cash and cash equivalents at the end of the period	$884	$2,797

Supplemental cash flow disclosures:
Cash paid for interest expense	$32	$51
Cash paid for income taxes	$—	$—
Non-cash transactions:
Assets received offsetting notes receivable	$22	$—
Equipment transferred against note receivable	$—	$7

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of June 30, 2020 and for the fiscal periods ended June 30, 2020 and 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the fiscal period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Going Concern— As of June 30, 2020, we had cash and cash equivalents of $883,949. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the California Air Resources Board’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) funding issues created by the HVIP staff in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Such determination that our present capital resources will likely not be sufficient to fund our planned operations for the eighteen months following the date of this Quarterly Report raises substantial doubt about our ability to continue as a going concern.

In the event we are unable to resolve the HVIP funding issues in the near-term and successfully execute our business plan, we will likely need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. In particular, the warrants issued and sold in our January 2018 public offering include anti-dilution rights, which provide that if, at any time the warrants are outstanding, we issue or are deemed to have issued any shares of common stock or securities that are convertible into or exchangeable for shares of common stock (except for certain exempt issuances, including the issuance of certain stock options, shares of common stock upon the exercise of securities outstanding prior to January 2018 and securities issued in connection with certain acquisitions or strategic transactions) for consideration less than the then current exercise price of the warrants, which is currently $4.50 per share and subject to adjustment pursuant to the terms thereof, the exercise price of such warrants is automatically reduced to the price per share of such new issuance. Further, simultaneously with any adjustment to the exercise price of such warrants, the number of shares of common stock that may be purchased upon exercise of such warrants will be increased or decreased proportionately, such that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock underlying such warrants will be the same as the aggregate exercise price in effect immediately prior to such adjustment. To the extent that we issue or are or deemed to have issued securities for consideration that is substantially less than the exercise price of the warrants issued in our January 2018 public offering, holders of our common stock will experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights has, to date, restricted our ability to obtain additional financing on terms that are acceptable to us. In the event that we are unable to mitigate the impact of such anti-dilution rights and raise additional capital to finance our operations and continue to support our growth initiatives, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, cease our operations.

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

As part of the termination agreement with Blue Bird, the Company is to be paid $5,000 for each electric drivetrain Blue Bird ordered from Cummins Corporation during the period of June 1, 2019 through September 30, 2019.  This agreement is a single performance obligation with the Company recognizing revenue upon notification from Blue Bird that delivery has been made to its customer. The final customer delivery by Blue Bird was made in April, 2020; thus, no additional revenue will be recorded by ADOMANI related to the termination agreement.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $8,500 and $661,352 as of June 30, 2020 and December 31, 2019, respectively. Because the trade accounts receivable balance as of June 30, 2020 is immaterial, and because all but $15,000 of the trade accounts receivable balance as of December 31, 2019, respectively, related to two California government agencies, and was paid to ADOMANI during the three months ended June 30, 2020,  no allowance has been recorded relative to the trade accounts receivable balance as of June 30, 2020 and December 31, 2019, respectively.

Notes Receivables— The Company also had notes receivable of $823,848 and $834,491 as of June 30, 2020 and December 31, 2019, respectively. The Company provided an allowance for notes receivable of $571,000 and $471,000 as of June 30, 2020 and December 31, 2019, respectively (see Note 4 below).

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had inventory on hand of $431,470 and $494,158 as of June 30, 2020 and December 31, 2019, respectively. The Company provided no inventory allowance as of June 30, 2020 and December 31, 2019, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $801,204 and $935,204 as of June 30, 2020 and December 31, 2019, respectively.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2020, the Company had 13,904,436 and 7,556,323 stock options and stock warrants outstanding, respectively .

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30, 2020 and December 31, 2019, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $0 and $147,656 for the six months ended June 30, 2020 and 2019, respectively.

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

Components of property and equipment, net, consist of the following as of June 30, 2020 and December 31, 2019:

	June 30	December 31,
	2020	2019
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	35,042	23,338
Computers	59,668	59,667
Machinery & equipment	22,440	—
Vehicles	72,299	72,299
Test/Demo vehicles	15,784	15,784
Total property and equipment	$247,032	$212,887
Less accumulated depreciation	(124,734)	(101,044)
Net property and equipment	$122,298	$111,843

Depreciation expense was $12,174 and $11,678 for the three months ended June 30, 2020 and 2019, respectively, and $23,690 and $23,354 for the six months ended June 30, 2020 and 2019, respectively.

4. Notes Receivable

On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company on its note receivable. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. In March 2020, the Company obtained possession of certain of the assets with an estimated fair market value of approximately $22,440 (see Note 3). However, the Company has not been able to take possession of the rest of the assets. On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 10). On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 10). In June 2020, the Company recorded an additional $100,000 allowance as bad debt expense against the amount receivable based on a revised assessment of recoverability from the assets obtained. The Company continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. The total unpaid principal and accrued interest, as of December 31, 2019, was $39,995. During September through December 2019, accrued interest totaling $23,496 on the original $200,000 note, that had accrued between September 2018 and December 2019, was reclassified to principal. In December 2019, the Company recorded a $100,000 allowance as bad debt expense against the original $200,000 note based on a preliminary assessment of collectability. Although the original note matures on December 31, 2020, due to the uncertain timing of collection, the principal and unpaid interest of $223,496 remain classified as a non-current asset on the consolidated balance sheet as of December 31, 2019. The additional $38,000, which was scheduled to mature on March 31, 2020, was unpaid as of that date. The Company originally agreed to provide the third party until June 30, 2020 for the note to be repaid, as the third party had contracted financing to be funded by that date, which would, in part, be used to repay the note. However, while a term sheet between the third party and their lender was signed prior to June 30, 2020, the third party revealed to the Company that loan funding will not occur until sometime in Q3 2020 and, as such, repayment of the note will occur at that time. Between March 31, 2020 and the date of repayment of the note, interest will accrue at the stated rate of 9% plus the default rate of 4%, as prescribed in the note. Though the Company feels comfortable that the principal and accrued, but unpaid, interest will be repaid during Q3 2020, as a conservative measure, existing amounts have been reclassified as a non-current asset, and no additional allowance has been recorded. The total principal and unpaid interest of both of these notes was $275,988 and $263,491 as of June 30, 2020 and December 31, 2019, respectively.

5. Debt

As of December 31, 2019, the principal amount outstanding under the Morgan Stanley line of credit was approximately $5.8 million, and the undrawn borrowing availability was $820,948. On February 3, 2020, the Company sold marketable securities and paid off the balance, including accrued interest, of the line of credit.

On May 6, 2020, the Company received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (the “Bank”), the lender. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks, or, if elected by the Company, twenty-four weeks, in either case, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week or twenty-four week period, as applicable. Under the terms of the Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company intends to file its forgiveness application during August 2020, and it is the Company’s belief that, at that time, they will have satisfied all requirements for full forgiveness of the loan. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). Any EIDL advance must be repaid as part of the PPP loan forgiveness process. As of June 30, 2020, the principal and accrued interest on this note is $261,680, of which $115,331 and $146,349 is reflected on the consolidated unaudited balance sheets as current and long-term liabilities, respectively.

On May 20, 2020, the Company received $150,000 in loan funding from the U.S. SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a promissory note, dated May 17, 2020 (the “Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 17, 2021 through the maturity date of May 17, 2051. The Note may be prepaid in part or in full, at any time, without penalty. As of June 30, 2020, the principal and accrued interest on this note is $150,939, of which $0 and $150,939 is reflected on the consolidated unaudited balance sheets as current and long-term liabilities, respectively.

6. Common Stock

Effective January 1, 2020, the Company renewed its agreement with a consultant to provide sales and marketing expertise. The consultant is to be paid $8,200 per month, consisting of $3,200 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. For the six months ended June 30, 2020 and 2019, the Company issued 266,420 and 72,810 shares of common stock to the consultant, respectively. As of June 30, 2020, the Company has issued a total of 588,582 shares of common stock to the consultant. On July 1, 2020 and August 1, 2020, the Company issued 21,844 and 19,739 shares of common stock to the consultant, respectively, and, as of August 1, 2020, the Company has issued a total of 630,165 shares of common stock to the consultant (see Note 12).

Effective March 31, 2020, the Company hired a consultant with expertise in the public funding process for the State of California. The consultant is to be paid $5,000 per month in common stock, and is entitled to a $9,000 bonus should the Company receive public funding appropriate to it completing $2 million in transactions as of June 30, 2020. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. Additionally, the consultant is entitled to 1% of the non-publicly funded portion of transactions completed during the term of the agreement and for the six months following. The agreement expired on June 30, 2020. On July 1, 2020, the Company issued 21,844 shares of common stock, and, as of that date, the Company has issued a total of 129,677 shares of common stock to the consultant.

Effective May 21, 2020, the Company hired a consultant with expertise in marketing and public relations strategy. The consultant is to be paid $2,500 per month in common stock. The number of shares of common stock to be issued is determined by the average of the Company’s closing stock price for respective preceding month. For the six months ended June 30, 2020 and 2019, the Company issued 8,278 and 0 shares of common stock to the consultant, respectively. As of June 30, 2020, the Company has issued a total of 8,278 shares of common stock to the consultant. On July 1, 2020 and August 1, 2020, the Company issued 16,743, and 8,721 shares of common stock to the consultant, respectively and, as of August 1, 2020, the Company has issued a total of 33,742 shares of common stock to the consultant (see Note 12).

7. Stock Warrants

As of June 30, 2020, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s warrant activity for the six months ended June 30, 2020 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2019	7,556,323	$4.45	2.8
Granted	—	$—
Forfeited	—	—
Outstanding at June 30, 2020	7,556,323	$4.45	2.3

Exercisable at June 30, 2020	7,556,323	$4.45	2.3

As of June 30, 2020, the outstanding warrants have no intrinsic value.

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

In May 2020, the Company’s board of directors granted to certain employees and directors options to purchase an aggregate of 2,235,000 shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan. The options are for a contractual term of 10 years, vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to a grantee’s continuous service to the Company through each such vesting date. The exercise price for these options is $0.12 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $204,933. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 147.50% and a risk-free interest rate of 0.50%.

Stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2019	25,617,338	$0.16	1.9
Granted	4,235,000	$0.42
Exercised	—	$—
Canceled/Forfeited	(15,947,902)	$0.14
Outstanding at June 30, 2020	13,904,436	$0.26	3.6

Exercisable at June 30, 2020	10,935,545	$0.27	2.0

Stock-based compensation expense was $46,093 and $274,646 for the three months ended June 30, 2020 and 2019 respectively, and $246,433 and $527,542 for the six months ended June 30, 2020 and 2020, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of June 30, 2020, the Company expects to recognize approximately $373,412 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 2.2 years.

As of June 30, 2020, outstanding options have an intrinsic value of $1.3 million.

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

Other Agreements

In November 2019, the Company renewed its agreement with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The agreement expires on November 30, 2020. Fees for these services are $8,000 per month. Due to the COVID-19 pandemic, effective March 1, 2020, it was mutually agreed that the fee for services would be reduced to $4,000 per month until both parties agree it should be restored. The contract can be terminated by either party with 30-days’ advance notice.

Effective September 16, 2019, the Company renewed its employment agreement with James L. Reynolds, its Chief Executive Officer.  The term of the renewed employment agreement is five years, with an annual base salary of $294,000. The agreement includes an annual car allowance of $18,000.

In June 2019, the Company entered into an agreement with Renmark Financial Communications USA, Inc. to provide investor relations services. Fees for these services are $6,500 per month. Due to the COVID-19 pandemic, effective March 1, 2020, it was mutually agreed that the fee for services would be reduced to $3,250 per month through July 2020.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of June 30, 2020:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$563,658	$212,994	$350,664	$—	$—
Employment contracts	1,622,500	527,000	731,500	364,000	—
Total	$2,186,158	$739,994	$1,082,164	$364,000	$—

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

On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. Defendants declined to stipulate to the fourth amended complaint, leading Electric Drivetrains to file a motion to amend the complaint. A hearing on this motion and a status conference are set for August 12, 2020. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The court heard the motion to stay on May 21, 2020 and took the matter under submission. The court subsequently issued a written order denying the motion to stay. A case management conference is scheduled in this matter for September 15, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

11.  Leases

As of June 30, 2020, the Company is a party to four operating leases. All of these leases are office or warehouse leases. As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2020, this exception applies to the Stockton, California lease, which is month-to-month, and the Los Altos, California lease, which is for a term of one year. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

During the six months ended June 30, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 9). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability of $382,742 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. The discount rate used for this lease is the Company’s estimated borrowing rate of 14%. The ROU asset had a balance of $502,224 and $218,504 as of June 30, 2020 and December 31, 2019, respectively, which is included in other non-current assets in the consolidated balance sheets. Current liabilities relating to the ROU asset were $198,076 and $70,492 as of June 30, 2020 and December 31, 2019, respectively, and non-current liabilities relating to the ROU asset were $304,148 and $148,012 as of June 30, 2020 and December 31, 2019, respectively, and are included in accrued liabilities and other non-current liabilities in the unaudited consolidated balance sheets. Cash paid for amounts included in operating lease liabilities was $107,560 and $46,184 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 2.5 years.

12.  Subsequent Events

On July 1, 2020 and August 1, 2020, the Company issued a total of 88,891 shares of its common stock to consultants engaged by the Company as partial consideration for such consultant’s services (see Note 6).

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

For the three months ended June 30, 2020 and 2019, our net losses were $1.1 million and $1.3 million, respectively, and $2.4 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

Factors Affecting Our Performance

We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Availability of government subsidies, rebates and economic incentives. We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. In particular, our business and operating results have been and continue  to be significantly affected by our inability to resolve the California HVIP funding backlog created by the program’s staff that has to-date prevented us and our customers from accessing the funds, creating a significant delay in our ability to deliver products and to obtain new orders. We are working with the California Air Resources Board and the HVIP to resolve the administrative issues and have hired an experienced lobbyist to supplement our efforts.

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

Dependence on external sources of financing of our operations. We have historically depended on external sources for capital to finance our operations. Our ability to raise additional capital on terms that are acceptable to us will depend, in large part, on our ability mitigate the impact of certain anti-dilution rights contained in our outstanding warrants that have, to date, restricted our ability to obtain such funding. In the event that we are unable to raise additional capital necessary to finance our operations and continue to support our growth initiatives, our business and results of operations would be significantly and adversely affected.

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

COVID-19 pandemic. Our ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products, and provide our services. In May 2020, we were awarded both an EIDL and a PPP loan, both administered by the SBA, as provided for under the CARES Act, and discussed in Note 5 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Results of Operations

The following discussion compares operating data for the three and six months ended June 30, 2020 to the corresponding periods ended June 30, 2019:

Sales

Sales, which were severely impacted by the HVIP-created administrative delays that effectively denied us access to funding, were $129,590 and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $413,047 and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. Sales for the three and six months ended June 30, 2020 consisted of cargo vans sold to SnowCap Community Charities in June and to the City of Orlando Florida in January,  fees due us relating to the Blue Bird termination agreement, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report, and maintenance and inspection services provided.

Cost of Sales

Cost of sales were $83,076 and $4.1 million for the three months ended June 30, 2020 and 2019, respectively, and $162,826 and $4.5 million for the six months ended June 30, 2020 and 2019, respectively. Cost of sales for the three and six months ended June 30, 2020 consisted of the costs related to the sale of the cargo vans to SnowCap Community Charities and to the City of Orlando, and for maintenance and inspection services provided.

General and Administrative Expenses

General and administrative expenses were approximately $1.1 million and $1.5 million for the three months ended June 30, 2020 and 2019. This decrease was primarily due to decreases in stock-based compensation expense, legal and professional fees, and investor relations expenses.  General and administrative expenses for the three months ended June 30, 2020 include approximately $158,267 in non-cash charges, including $100,000 in bad debt expense, and $46,093 in stock-based compensation expense.

General and administrative expenses were $2.5 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. This decrease was primarily related to decreases in stock-based compensation and investor relations expenses. General and administrative expenses for the six months ended June 30, 2020 include approximately $370,123 in non-cash charges, including $246,433 in stock-based compensation expense, and $100,000 in bad debt expense.

Consulting Expenses

Consulting expenses were $57,995 and $77,491 for the three months ended June 30, 2020 and 2019, respectively, and $101,698 and $154,128 for the six months ended June 30, 2020 and 2019, respectively. These decreases are primarily a result of the absence of grant application and tax credit consulting expenses incurred in 2019 that were not incurred in 2020.  Consulting expenses include non-cash charges of $40,750 and $25,000 for the six months ended June 30, 2020 and 2019, respectively (see Note 6 to our unaudited consolidated financial statements included in this Quarterly Report).

Research and Development Expenses

Research and development expenses were $0 and $102,656 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $147,656 for the six months ended June 30, 2020 and 2019, respectively. These decreases are primarily attributable to certain supply chain expenditures  for research and development activity in 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $883,949. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the HVIP funding issues discussed above in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Such determination that our present capital resources will likely not be sufficient to fund our planned operations for the eighteen months following the date of this Quarterly Report raises substantial doubt about our ability to continue as a going concern.

In the event we are unable to resolve the HVIP funding issues in the near-term and successfully execute our business plan, we will likely need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. In particular, the warrants issued and sold in our January 2018 public offering include anti-dilution rights, which provide that if, at any time the warrants are outstanding, we issue or are deemed to have issued any shares of common stock or securities that are convertible into or exchangeable for shares of common stock (except for certain exempt issuances, including the issuance of certain stock options, shares of common stock upon the exercise of securities outstanding prior to January 2018 and securities issued in connection with certain acquisitions or strategic transactions) for consideration less than the then current exercise price of the warrants, which is currently $4.50 per share and subject to adjustment pursuant to the terms thereof, the exercise price of such warrants is automatically reduced to the price per share of such new issuance. Further, simultaneously with any adjustment to the exercise price of such warrants, the number of shares of common stock that may be purchased upon exercise of such warrants will be increased or decreased proportionately, such that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock underlying such warrants will be the same as the aggregate exercise price in effect immediately prior to such adjustment. To the extent that we issue or are or deemed to have issued securities for consideration that is substantially less than the exercise price of the warrants issued in our January 2018 public offering, holders of our common stock will experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights has, to date, restricted our ability to obtain additional financing on terms that are acceptable to us. In the event that we are unable to mitigate the impact of such anti-dilution rights and raise additional capital to finance our operations and continue to support our growth initiatives, we may not be able to continue as a going concern and may be forced to curtail all of our activities and, ultimately, cease our operations.

In May 2020, we were awarded both an EIDL and a PPP loan, both administered by the SBA, as provided for under the CARES Act (see Note 5 to our unaudited consolidated financial statements included in this Quarterly Report). The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts.

Options to Purchase Common Stock

As of June 30, 2020, we had outstanding options to purchase 13,904,436 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of June 30, 2020, 10,935,545 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 8,204,436 were issuable upon exercise at a price of $0.10 per share, none were issuable upon exercise at a price of $0.12 per share, 400,999 were issuable upon exercise at a price of $0.45 per share, 1,000,000 were issuable upon exercise at a price of $0.50 per share, 1,000,000 were issuable upon exercise at a price of $1.00 per share, and 330,109 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $2.9 million and we would be required to issue 10,935,545 shares of common stock. There can be no assurance, however, that any such options will be exercised.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(898)	$(2,414)
Net cash provided by (used in) investing activities	2,759	(1,155)
Net cash provided by (used in) financing activities	(5,409)	2,607
Net change in cash and cash equivalents	$(3,548)	$(962)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of  non-cash expenses, including non-cash stock-based compensation. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities decreased by approximately $1.5 million to approximately $898,000 for the six months ended June 30, 2020 compared to net cash used in operating activities of approximately $2.4 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities was due to $1.3 million net cash provided by changes in  asset and liability accounts, reduced by a reduction in  non-cash expenses of approximately $165,000, combined with a decrease in net loss of approximately $369,528.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 increased by $3.9 million to approximately $2.8 million, as compared to cash used in investing activities of $1.2 million during the six months ended June 30, 2019. The increase in net cash provided by investing activities during the six months ended June 30, 2020 is primarily due to proceeds received from the sale of liquid marketable securities in the amount of approximately $2.8 million, whereas net cash used in investing activities during the six months ended June 30, 2019 was primarily due to the purchase of liquid marketable securities in the amount of approximately $1.1 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 increased by approximately $8 million to approximately $5.4 million, as compared to cash provided by financing activities of approximately $2.6 million during the six months ended June 30, 2019. Net cash used in financing activities during the six months ended June 30, 2020 consisted of approximately $5.8 million in net principal repayments made under our line of credit with Morgan Stanley, offset by $411,244 in proceeds received from SBA loans.

Net cash provided by financing activities during the six months ended June 30, 2019 consisted of $2.6 million in net proceeds received under our line of credit with Morgan Stanley.

Contractual Obligations

Except as set forth below, during the six months ended June 30, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. Defendants declined to stipulate to the fourth amended complaint, leading Electric Drivetrains to file a motion to amend the complaint. A hearing on this motion and a status conference are set for August 12, 2020. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The court heard the motion to stay on May 21, 2020 and took the matter under submission. The court subsequently issued a written order denying the motion to stay. A case management conference is scheduled in this matter for September 15, 2020. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our consolidated financial statements as of June 30, 2020, were prepared under the assumption that we will continue as a going concern. At June 30, 2020, we had cash and cash equivalents of $883,949. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the HVIP funding issues in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Accordingly, our ability to continue as a going concern will depend on our ability to mitigate the impact of such anti-dilution rights and raise additional capital to finance our operations and continue to support our growth initiatives, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt about our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA					X

10.2	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration					X

10.3	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration					X

10.4	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

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

ADOMANI, INC.

Date: August 14, 2020	By:	/s/ James L. Reynolds
James L. Reynolds President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)