Form 10-Q
period 2020-09-30
ADOMANI, INC.
filed 2020-11-13
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38078

ADOMANI, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 Graphite Drive

Corona, CA 92881

(Address of principal executive offices, including zip code)

(951) 407-9860

(Registrant’s telephone number, including area code)

4740 Green River Road, Suite 106

Corona, CA 92880

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2020 was 73,663,797.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$224	$4,432
Marketable securities	—	2,771
Accounts receivable	30	661
Notes receivable, net	—	40
Inventory, net	353	494
Prepaid expenses	974	1,197
Other current assets	93	41
Total current assets	1,674	9,636
Property and equipment, net	111	112
Other non-current assets	737	569
Total assets	$2,522	$10,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$635	$418
Accrued liabilities	898	649
Notes payable, net	159	—
Line of credit	—	5,820
Total current liabilities	1,692	6,887
Long-term liabilities
Notes payable, net	255	—
Other non-current liabilities	255	148
Total liabilities	2,202	7,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 73,637,313 and 73,125,538 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	62,827	62,459
Accumulated deficit	(62,508)	(59,178)
Total stockholders' equity	320	3,282
Total liabilities and stockholders' equity	$2,522	$10,317

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales	$164	$5,743	$577	$10,551
Cost of sales	116	5,320	279	9,774
Gross profit	48	423	298	777
Operating expenses
General and administrative	972	1,565	3,505	4,423
Consulting	38	66	139	220
Research and development	—	10	—	158
Total operating expenses, net	1,010	1,641	3,644	4,801
Loss from operations	(962)	(1,218)	(3,346)	(4,024)

Other income:
Interest income, net	6	23	20	51
Other income (expense)	(1)	(23)	(5)	12
Total other income	5	—	15	63

Loss before income taxes	(957)	(1,218)	(3,331)	(3,961)
Income tax expense	—	—	—	—
Net loss	$(957)	$(1,218)	$(3,331)	$(3,961)

Net loss per share to common stockholders:
Basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted shares used in the computation of net loss per share:
Basic and diluted	73,599,124	72,930,108	73,393,543	72,863,320

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	30,161	—	10	—	10
Stock based compensation	—	—	253	—	253
Common stock issued for stock options exercised	71,084	—	7	—	7
Net loss		—	—	(1,449)	(1,449)
Balance, March 31, 2019	72,833,537	$1	$61,898	$(55,474)	$6,425
Common stock issued for services	42,649	—	15	—	15
Stock based compensation	—	—	275	—	275
Net loss	—	—	—	(1,294)	(1,294)
Balance, June 30, 2019	72,876,186	$1	$62,188	$(56,768)	$5,421
Common stock issued for services	107,854	—	15	—	15
Stock based compensation	—	—	202	—	202
Net loss	—	—	—	(1,218)	(1,218)
Balance, September 30, 2019	72,984,040	$1	$62,405	$(57,986)	$4,420
Common stock issued for services	141,498	—	15		15
Stock based compensation		—	39		39
Net loss		—		$(1,192)	(1,192)
Balance, December 31, 2019	73,125,538	$1	$62,459	$(59,178)	$3,282
Common stock issued for services	104,824	—	15		15
Stock based compensation		—	200		200
Net loss		—		$(1,268)	(1,268)
Balance, March 31, 2020	73,230,362	$1	$62,674	$(60,446)	$2,229
Common stock issued for services	277,707	—	26		26
Stock based compensation		—	46		46
Net loss		—		$(1,105)	(1,105)
Balance, June 30, 2020	73,508,069	$1	$62,746	$(61,551)	$1,196
Common stock issued for services	129,244	—	27		27
Stock based compensation		—	54		54
Net loss		—		$(957)	(957)
Balance, September 30, 2020	73,637,313	$1	$62,827	$(62,508)	$320

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(3,331)	$(3,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	36
Stock based compensation expense	300	730
Common stock issued for services	68	40
Provision for bad debt	100	—
Changes in assets and liabilities:
Accounts receivable	631	(2,072)
Notes receivable	(15)	—
Inventory	141	—
Prepaid expenses	223	—
Other current assets	(53)	(580)
Other non-current assets	(234)	34
Accounts payable	216	2,862
Accrued liabilities	254	(105)
Other non-current liabilities	107	(53)
Net cash used in operating activities	(1,558)	(3,069)

Cash flows from investing activities:
Purchase of property and equipment, net	(11)	(12)
Investment in note receivable, net	—	(38)
Net sales (purchases) of marketable securities	2,770	(829)
Net cash provided by (used in) investing activities	2,759	(879)

Cash flows from financing activities:
Advances on line of credit	150	4,300
Principal repayments on line of credit	(5,970)	(1,050)
Proceeds from SBA loans	411	—
Proceeds from exercise of stock options	—	7
Net cash provided by (used in) financing activities	(5,409)	3,257

Net change in cash and cash equivalents	(4,208)	(691)
Cash and cash equivalents at the beginning of the period	4,432	3,759
Cash and cash equivalents at the end of the period	$224	$3,068

Supplemental cash flow disclosures:
Cash paid for interest expense	$32	$99
Cash paid for income taxes	$—	$—
Non-cash transactions:
Assets received offsetting notes receivable	$22	$—
Equipment transferred against note receivable	$—	$7

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of September 30, 2020 and for the fiscal periods ended September 30, 2020 and 2019 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the fiscal period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Going Concern— As of September 30, 2020, we had cash and cash equivalents of $223,712. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the California Air Resources Board’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) funding issues created by the HVIP staff in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Such determination that our present capital resources will likely not be sufficient to fund our planned operations for the eighteen months following the date of this Quarterly Report raises substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $30,398 and $661,352 as of September 30, 2020 and December 31, 2019, respectively. Because the trade accounts receivable balance as of September 30, 2020 is immaterial, and because all but $15,000 of the trade accounts receivable balance as of December 31, 2019 related to two California government agencies, and was paid to ADOMANI during the three months ended June 30, 2020,  no allowance has been recorded relative to the trade accounts receivable balance as of September 30, 2020 and December 31, 2019, respectively.

Notes Receivables— The Company also had notes receivable of $827,335 and $834,491 as of September 30, 2020 and December 31, 2019, respectively. The Company provided an allowance for notes receivable of $571,000 and $471,000 as of September 30, 2020 and December 31, 2019, respectively (see Note 4 below).

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had inventory on hand of $353,070 and $494,158 as of September 30, 2020 and December 31, 2019, respectively. The Company provided no inventory allowance as of September 30, 2020 and December 31, 2019, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $801,204 and $935,204 as of September 30, 2020 and December 31, 2019, respectively.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2020, the Company had 13,904,436 and 7,556,323 stock options and stock warrants outstanding, respectively.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of September 30, 2020 and December 31, 2019, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $0 and $157,656 for the nine months ended September 30, 2020 and 2019, respectively.

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

Components of property and equipment, net, consist of the following as of September 30, 2020 and December 31, 2019:

	September 30	December 31,
	2020	2019
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	35,042	23,338
Computers	59,668	59,667
Machinery & equipment	22,440	—
Vehicles	72,299	72,299
Test/Demo vehicles	15,784	15,784
Total property and equipment	$247,032	$212,887
Less accumulated depreciation	(135,980)	(101,044)
Net property and equipment	$111,052	$111,843

Depreciation expense was $11,246 and $12,562 for the three months ended September 30, 2020 and 2019, respectively, and $34,936 and $35,914 for the nine months ended September 30, 2020 and 2019, respectively.

4. Notes Receivable

On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company on its note receivable. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. In March 2020, the Company obtained possession of certain of the assets with an estimated fair market value of approximately $22,440 (see Note 3). The Company has  taken possession of the majority of the foreclosed assets that it wants, and has moved them to a temporary site. However, the Company is still being denied access to the remaining foreclosed assets it desires to remove from the Ebus location. On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 10). In June 2020, the Company recorded an additional $100,000 allowance as bad debt expense against the amount receivable based on a revised assessment of recoverability from the assets obtained. The Company continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale, and as soon as the issue is resolved, will then proceed to dispose of those assets it will not use in its daily operations.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and any unpaid interest will become part of the principal balance after one year and will compound accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and is scheduled to mature on December 31, 2020 unless conversion of the note occurs prior to that date. In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note, but is scheduled to mature on March 31, 2020. The total unpaid principal and accrued interest, as of December 31, 2019, was $39,995. During September through December 2019, accrued interest totaling $23,496 on the original $200,000 note, that had accrued between September 2018 and December 2019, was reclassified to principal. In December 2019, the Company recorded a $100,000 allowance as bad debt expense against the original $200,000 note based on a preliminary assessment of collectability. Although the original note matures on December 31, 2020, due to the uncertain timing of collection, the principal and unpaid interest of $223,496 remain classified as a non-current asset on the consolidated balance sheet as of December 31, 2019. The additional $38,000, which was scheduled to mature on March 31, 2020, was unpaid as of that date. The Company originally agreed to provide the third party until June 30, 2020 for the note to be repaid, as the third party had contracted financing to be funded by that date, which would, in part, be used to repay the note. However, while a term sheet between the third party and their lender was signed prior to June 30, 2020, the third party revealed to the Company that loan funding will not occur until sometime in Q4 2020. As of September 30, 2020, the note remained unpaid. Based on communication with the unaffiliated third party subsequent to September 30, 2020, financing has been further delayed, but is still anticipated to occur during Q4 2020, and, as such, repayment of the note will occur at that time. Between March 31, 2020 and the date of repayment of the note, interest will accrue at the stated rate of 9% plus the default rate of 4%, as prescribed in the note. Though the Company feels comfortable that the principal and accrued, but unpaid, interest will be repaid during Q4 2020, as a conservative measure, existing amounts have been reclassified as a non-current asset, and no additional allowance has been recorded. The total principal and unpaid interest of both of these notes was $282,675 and $263,491 as of September 30, 2020 and December 31, 2019, respectively.

5. Debt

As of December 31, 2019, the principal amount outstanding under the Morgan Stanley line of credit was approximately $5.8 million, and the undrawn borrowing availability was $820,948. On February 3, 2020, the Company sold marketable securities and paid off the balance, including accrued interest, of the line of credit.

On May 6, 2020, the Company received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A., the lender. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks, or, if elected by the Company, twenty-four weeks, in either case, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week or twenty-four week period, as applicable. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020, and believes it has satisfied all requirements for full forgiveness of the PPP Loan. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). Any EIDL advance must be repaid as part of the PPP Loan forgiveness process. As of September 30, 2020, the principal and accrued interest on the PPP Note is $262,334, of which $159,762 and $102,572 is reflected on the consolidated unaudited balance sheets as current and long-term liabilities, respectively.

On May 20, 2020, the Company received $150,000 in loan funding from the U.S. SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL load is evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 17, 2021 through the maturity date of May 17, 2051. The EIDL Note may be prepaid in part or in full, at any time, without penalty. As of September 30, 2020, the principal and accrued interest on the EIDL Note is $152,358, of which $0 and $152,358 is reflected on the consolidated unaudited balance sheets as current and long-term liabilities, respectively (see Note 12).

6. Common Stock

Effective January 1, 2020, the Company renewed its agreement with a consultant to provide sales and marketing expertise. The consultant is to be paid $8,200 per month, consisting of $3,200 in cash and $5,000 of common stock. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. Effective August 31, 2020, the Company terminated its agreement with the consultant. For the nine months ended September 30, 2020 and 2019, the Company issued 336,574 and 180,664 shares of common stock to the consultant, respectively. As of September 30, 2020, the Company has issued a total of 658,736 shares of common stock to the consultant.

Effective March 31, 2020, the Company hired a consultant with expertise in the public funding process for the State of California. The consultant is to be paid $5,000 per month in common stock, and is entitled to a $9,000 bonus should the Company receive public funding appropriate to it completing $2 million in transactions as of June 30, 2020. The number of shares of common stock to be issued is determined by the Company’s closing stock price on the last market day of the respective preceding month. Additionally, the consultant is entitled to 1% of the non-publicly funded portion of transactions completed during the term of the agreement and for the six months following. The agreement expired on June 30, 2020, at which point the Company had not received public funding appropriate to it completing $2 million in transactions, therefore, the consultant did not earn the $9,000 bonus. As of September 30, 2020, the Company has issued a total of 129,677 shares of common stock to the consultant.

Effective May 21, 2020, the Company hired a consultant with expertise in marketing and public relations strategy. The consultant is to be paid $2,500 per month in common stock. The number of shares of common stock to be issued is determined by the average of the Company’s closing stock price for respective preceding month. For the nine months ended September 30, 2020 and 2019, the Company issued 45,524 and 0 shares of common stock to the consultant, respectively. As of September 30, 2020, the Company has issued a total of 45,524 shares of common stock to the consultant. On October 1, 2020 and November 1, 2020, the Company issued 14,983, and 11,501 shares of common stock to the consultant, respectively, and, as of November 1, 2020, the Company has issued a total of 72,008 shares of common stock to the consultant (see Note 12).

7. Stock Warrants

As of September 30, 2020, the Company has issued warrants to purchase an aggregate of 7,556,323 shares of common stock. The Company’s warrant activity for the nine months ended September 30, 2020 is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding at December 31, 2019	7,556,323	$4.45	2.8
Granted	—	$—
Forfeited	—	—
Outstanding at September 30, 2020	7,556,323	$4.45	2.0

Exercisable at September 30, 2020	7,556,323	$4.45	2.0

As of September 30, 2020, the outstanding warrants have no intrinsic value.

8. Stock-Based Compensation

Effective January 2, 2020, the Company entered into consulting agreement with Suneel Sawant under which Mr. Sawant agreed to perform certain services for the Company, including, among other things, services related to the establishment, maintenance, and management of a network for the sale its zero-emission vehicles and related products and services to customers located in India. As full compensation for the services to be provided by Mr. Sawant under the agreement, the Company agreed to grant Mr. Sawant options to purchase up to 2,000,000 shares of the Company’s common stock, all fully vested and exercisable on the grant date. One million of the shares subject to these options have an exercise price of $0.50 per share and will expire if not exercised on or before December 31, 2020, and the remaining 1,000,000 shares subject to the options have an exercise price of $1.00 per share and will expire if not exercised on or before December 31, 2021. The options were valued using the Black-Scholes option-pricing model, resulting in fair market values of $76,299 and $86,099 for the options expiring on December 31, 2020 and 2021, respectively. The assumptions used in the valuation of the options expiring on December 31, 2020 included an expected term of one year, volatility of 172.40%, and a risk-free interest rate of 1.56%. The assumptions used in the valuation of the options expiring on December 31, 2021 included an expected term of two years, volatility of 155%, and a risk-free interest rate of 1.58%.  Because these options were fully vested and exercisable as of the grant date, the combined fair market value of $162,398 was recorded as stock based compensation expense during the period ending March 31, 2020. Should the Company’s agreement with Mr. Sawant be terminated for any reason, any unexercised options shall be forfeited.

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

On November 1, 2020, options to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.10 per share were forfeited as they were not exercised prior to the end of their contractual term (see Note 12).

Stock option activity for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at December 31, 2019	25,617,338	$0.16	1.9
Granted	4,235,000	$0.42
Exercised	—	$—
Canceled/Forfeited	(15,947,902)	$0.14
Outstanding at September 30, 2020	13,904,436	$0.26	3.3

Exercisable at September 30, 2020	11,058,519	$0.27	1.8

Stock -based compensation expense was $53,713 and $202,650 for the three months ended September 30, 2020 and 2019 respectively, and $300,146 and $730,192 for the nine months ended September 30, 2020 and 2019, respectively, and is included in general and administrative expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2020, the Company expects to recognize approximately $321,358 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 2.02 years.

As of September 30, 2020, outstanding options have an intrinsic value of $717,379.

9. Commitments

Operating Leases

In January 2020, the Company renewed its lease for office space in Los Altos, California, which serves as office space for its Northern California operations. This lease expires December 31, 2020, and the total amount due under the renewal is $6,432.

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

Other Agreements

In November 2019, the Company renewed its agreement with THINKP3 to provide services with the goal of securing federal grant assistance for development of the Company’s zero-emission and hybrid transportation solutions for school bus, commercial, government and utility fleets. The agreement expires on November 30, 2020. Fees for these services are $8,000 per month. Due to the COVID-19 pandemic, effective March 1, 2020, it was mutually agreed that the fee for services would be reduced to $4,000 per month until both parties agree it should be restored. The contract can be terminated by either party with 30-days’ advance notice. Effective August 31, 2020, the parties mutually agreed to terminate this agreement.

Effective September 16, 2019, the Company renewed its employment agreement with James L. Reynolds, its President.  The term of the renewed employment agreement is five years, with an annual base salary of $294,000. The agreement includes an annual car allowance of $18,000. Mr. Reynolds resigned effective October 30, 2020. In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into Separation Agreement and General Release, dated October 30, 2020 (the “Separation Agreement”), pursuant to which Mr. Reynolds will be entitled to receive certain separation benefits (see Note 12).

In June 2019, the Company entered into an agreement with Renmark Financial Communications USA, Inc. to provide investor relations services. Fees for these services are $6,500 per month. Due to the COVID-19 pandemic, effective March 1, 2020, it was mutually agreed that the fee for services would be reduced to $3,250 per month through July 2020. Effective August 31, 2020, the parties mutually agreed to terminate this agreement.

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2020, and after giving effect to the termination of the Company’s employment agreement with James L. Reynolds, its former President, and the related payment obligations thereunder, effective as of October 30, 2020, and the Company’s entry into the Separation Agreement and the related payment obligations thereunder, effective as of October 30, 2020 (see Note 12):

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$510,843	$213,429	$297,414	$—	$—
Employment contracts	283,167	245,667	37,500	—	—
Total	$794,010	$459,096	$334,914	$—	$—

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

On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. Defendants declined to stipulate to the fourth amended complaint, leading Electric Drivetrains to file a motion to amend the complaint. On August 12, 2020, the court denied Plaintiff’s motion to amend the complaint without prejudice and continued the status conference that was to be held on this date. On August 24, 2020, Plaintiff filed a renewed motion to amend the complaint. On September 23, 2020, the court granted Plaintiff’s motion to amend the complaint, and on September 30, 2020, Plaintiff filed the fourth amended complaint (“FAC”). On October 26, 2020, the Underwriters filed their answer to the FAC, and on October 27, 2020, the Company Defendants and Mr. Monfort filed their respective answers to the FAC. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The court heard the motion to stay on May 21, 2020 and took the matter under submission. The court subsequently issued a written order denying the motion to stay. The court held a case management conference on September 15, 2020. The court set a trial setting conference for March 9, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

11.  Leases

As of September 30, 2020, the Company is a party to four operating leases. All of these leases are office or warehouse leases. As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 30, 2020, this exception applies to the Stockton, California lease, which is month-to-month, and the Los Altos, California lease, which is for a term of one year. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

During the nine months ended September 30, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 9). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability of $382,742 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. The discount rate used for this lease is the Company’s estimated borrowing rate of 14%. The ROU asset had a balance of $452,703 and $218,504 as of September 30, 2020 and December 31, 2019, respectively, which is included in other non-current assets in the consolidated balance sheets. Current liabilities relating to the ROU asset were $198,075 and $70,492 as of September 30, 2020 and December 31, 2019, respectively, and non-current liabilities relating to the ROU asset were $254,628 and $148,012 as of September 30, 2020 and December 31, 2019, respectively, and are included in accrued liabilities and other non-current liabilities in the unaudited consolidated balance sheets. Cash paid for amounts included in operating lease liabilities was $203,308 and $87,199 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 2.3 years.

12.  Subsequent Events

On October 1, 2020 and November 1, 2020, the Company issued a total of 26,484 shares of its common stock to a consultant engaged by the Company as partial consideration for such consultant’s services (see Note 6).

On October 16, 2020, the Company filed an application for forgiveness of the PPP Loan. The Company believes it has satisfied all requirements for full forgiveness of the PPP Loan (see Note 5)

On October 28, 2020, the Company received $500,000 in loan funding (the “Envirotech Loan”) from Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated (“Envirotech”). The Envirotech Loan is evidenced by a balloon payment promissory note, dated October 28, 2020, issued by the Company in favor of Lender (the “Envirotech Note”) in an original principal amount of $500,000. No interest will accrue on the unpaid principal amount of the Envirotech Loan. In connection with the funding of the Envirotech Loan, the Company paid to Envirotech an origination fee in the amount of $49,999. Under the terms of the Envirotech Note, the unpaid principal amount of the Envirotech Loan will be payable by the Company in one installment due upon the Company securing additional financing or issuing shares of its capital stock on or before December 31, 2020. In the event the Company does not secure such additional financing or issue such shares of its capital stock on or before December 31, 2020, the unpaid principal amount of the Envirotech Loan will be due and payable by the Company on April 27, 2021. The Envirotech Note may be prepaid in part or in full, at any time, without penalty. The Envirotech Note provides for certain customary events of default, including: (i) the failure of the Company to pay the principal when due; (ii) the filing of bankruptcy proceedings involving the Company as a debtor; (iii) the application for the appointment of a receiver for the Company; (iv) the making of a general assignment for the benefit of the Company’s creditors; (v) the insolvency of the Company; and (vi) a misrepresentation by the Company to Envirotech for the purpose of obtaining or extending credit. Upon the occurrence of an event of default, all amounts owed under the Envirotech Note and any other obligations of the Company to Envirotech will become immediately due and payable.

On October 30, 2020 (the “Separation Date”), James L. Reynolds resigned from his employment with the Company, including his positions as the President and Chairman of the Board of the Company, as a member of the board of directors of the Company, and any and all other positions, directorships, and committee memberships that Mr. Reynolds held with the Company or any of its subsidiaries or other affiliated entities, in each case, effective as of the Separation Date. Mr. Reynold’s resignation did not result from a disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Reynold’s resignation, the Company and Mr. Reynolds entered into the Separation Agreement. Pursuant to the Separation Agreement, Mr. Reynolds will be entitled to receive the following separation benefits in consideration of, and subject to, Mr. Reynolds’ compliance with his continuing obligations under the Separation Agreement and all other agreements between Mr. Reynolds and the Company:

•	a cash payment in the amount of $64,250, subject to standard deductions and tax withholdings, to be made to Mr. Reynolds on January 15, 2021;

•

a cash payment in the amount of the monthly COBRA premiums that would otherwise be owed by Mr. Reynolds on or before December 31, 2020, if Mr. Reynolds elected COBRA continuation coverage under the Company’s group health plan for himself and his dependents, subject to standard deductions and tax withholdings;

•

an extension of the post-termination exercise periods with respect to the vested portions of the following options held by Mr. Reynolds on the Separation Date until December 31, 2021: (i) the option to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share, which option was fully vested as of the Separation Date; and (ii) the option to purchase 500,000 shares of common stock at an exercise price of $0.45 per share, which was vested as to 253,650 shares of common stock as of the Separation Date; and

•

a modification of the options to purchase (i) 1,000,000 shares of common stock at an exercise price of $0.12 per share and (ii) 246,350 shares of Common Stock at an exercise price of $0.45 per share, in each case held by Mr. Reynolds on the Separation Date, which options were fully unvested as of the Separation Date, so that such options will remain outstanding following the Separation Date and will vest in full, if at all, upon the occurrence of certain specified events with respect to the Company before the expiration date of the respective option, after which Mr. Reynolds will be entitled to exercise the applicable option for a period of one year following the occurrence thereof (or, if earlier, until the expiration date of the respective option).

The Separation Agreement also contains a general release of any and all claims that Mr. Reynolds had or could have had against the Company and other related parties specified in the Separation Agreement, as well as customary provisions relating to the return of the Company’s property and covenants regarding the non-use and non-disclosure of the Company’s confidential and proprietary information.

On November 1, 2020, options to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.10 per share were forfeited as they were not exercised prior to the end of their contractual term (see Note 8).

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

For the three months ended September 30, 2020 and 2019, our net losses were $957,446 million and $1.2 million, respectively, and $3.3 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

COVID-19 pandemic. Our ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to assemble and sell our products, and provide our services. In May 2020, we were awarded an EIDL and the PPP loan, both administered by the SBA, as provided for under the CARES Act, and discussed in Note 5 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2020 to the corresponding periods ended September 30, 2019:

Sales

Sales, severely impacted by the HVIP-created administrative delays and subsequent denying us access to funding, were approximately $164,000 and $577,000 for the three and nine months ended September 30, 2020, respectively, compared to $5.7 million and $10.6 million for the three and nine months ended September 30, 2019, respectively. Sales for the three and nine months ended September 30, 2020 consisted of cargo vans sold to the City of Palmdale in July, SnowCap Community Charities in June, and to the City of Orlando Florida in January, as well as fees due us relating to the Blue Bird termination agreement, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report, and maintenance and inspection services provided.

Cost of Sales

Cost of sales were approximately $116,000 and $279,000 for the three and nine months ended September 30, 2020, respectively, compared to $5.3 million and $9.8 million for the three and nine months ended September 30, 2019, respectively. Cost of sales for the three and nine months ended September 30, 2020 consisted of the costs related to the sales revenue described above.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were approximately $972,000, compared to approximately $1.6 million for the corresponding three-month period of 2019, a decrease of approximately $600,000, which was primarily related to decreases in legal expenses of $271,000; a $149,000 decrease in non-cash stock-based compensation expense; an $82,000 decrease in salaries and benefits, and decreases in other general and administrative expenses in the current year period. The third quarter 2020 general and administrative expenses include approximately $65,000 in non-cash charges, including $54,000 in non-cash stock-based compensation expense.

General and administrative expenses for the nine months ended September 30, 2020 were approximately $3.5 million, compared to approximately $4.4 million for the corresponding nine-month period of 2019, a decrease of $900,000, which was  related to a $430,000 decrease in non-cash stock-based compensation expense; a $332,000 decrease in legal expense; and a $147,000 decrease in investor relation expenses in the current year period. The nine month 2020 general and administrative expenses include approximately $435,000 in non-cash charges, including $300,000 in stock-based compensation expense and $100,000 in bad debt expense.

Consulting Expenses

Consulting expenses were $38,000 and $139,000 for the three and nine months ended September 30, 2020, respectively, as compared to $66,000 and $220,000, respectively, for the corresponding periods in 2019, which decreases were primarily a result of the absence of grant application and tax credit consulting expenses incurred in 2019 that were not incurred in 2020. Consulting expenses include non-cash charges of approximately $27,000 and $68,000 for the three and nine months ended September 30, 2020, respectively.

Research and Development Expenses

Research and development expenses were $0 for both the three and nine months ended September 30, 2020, respectively, as compared to $10,000 and $158,000, respectively, for the corresponding periods in 2019, which decreases were primarily attributable to certain supply chain expenditures made for research and development activity in 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $223,712. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the HVIP funding issues discussed above in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Such determination that our present capital resources will likely not be sufficient to fund our planned operations for the eighteen months following the date of this Quarterly Report raises substantial doubt about our ability to continue as a going concern.

In the event we are unable to resolve the HVIP funding issues in the near-term and successfully execute our business plan, we will likely need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. See Note 12 to the consolidated unaudited financial statements for the nine months ended September 30, 2020 for a discussion  of  recent financing, which alleviates, but does not solve, our liquidity issues.

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

In May 2020, we were awarded an EIDL and the PPP loan, both administered by the SBA, as provided for under the CARES Act (see Note 5 to our unaudited consolidated financial statements included in this Quarterly Report). The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts. The sale of additional equity securities in the future could result in additional dilution to our stockholders and those securities may have rights senior to those of our common stock. The incurrence of additional indebtedness in the future would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. Such capital, if required, may not be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future, and as we begin to execute our marketing plan, we expect our operating deficit will continue to grow until we begin to generate a sufficient level of sales revenue from our sales and marketing efforts.

Options to Purchase Common Stock

As of September 30, 2020, we had outstanding options to purchase 13,904,436 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below. As of September 30, 2020, 11,058,519 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 8,204,436 were issuable upon exercise at a price of $0.10 per share, none were issuable upon exercise at a price of $0.12 per share,

486,200 were issuable upon exercise at a price of $0.45 per share, 1,000,000 were issuable upon exercise at a price of $0.50 per share, 1,000,000 were issuable upon exercise at a price of $1.00 per share, and 367,883 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $3 million and we would be required to issue 11,058,519 shares of common stock. There can be no assurance, however, that any such options will be exercised.

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

On November 1, 2020, options to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.10 per share were forfeited as they were not exercised prior to the end of their contractual term (see Note 12 to our unaudited consolidated financial statements included in this Quarterly Report).

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(1,558)	$(3,069)
Net cash provided by (used in) investing activities	2,759	(879)
Net cash provided by (used in) financing activities	(5,409)	3,257
Net change in cash and cash equivalents	$(4,208)	$(691)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash stock-based compensation. These numbers are further impacted by adjustments for non-cash interest expense.

Net cash used in operating activities decreased by approximately $1.5 million to approximately $1.6 million for the nine months ended September 30, 2020 compared to net cash used in operating activities of approximately $3.1 million for the nine months ended September 30, 2019. The decrease in net cash used in operating activities was due to approximately $1.2 million net cash provided by changes in  asset and liability accounts, reduced by a reduction in  non-cash expenses of approximately $303,000, combined with a decrease in net loss of approximately $630,000.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 increased by approximately $3.6 million to approximately $2.8 million, as compared to cash used in investing activities of approximately $879,000 during the nine months ended September 30, 2019. The increase in net cash provided by investing activities during the nine months ended September 30, 2020 is primarily due to proceeds received from the sale of liquid marketable securities in the amount of approximately $2.8 million, whereas net cash used in investing activities during the nine months ended September 30, 2019 was primarily due to the purchase of liquid marketable securities in the amount of approximately $829,000.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 increased by approximately $8.7 million to approximately $5.4 million, as compared to cash provided by financing activities of approximately $3.3 million during the nine months ended September 30, 2019. Net cash used in financing activities during the nine months ended September 30, 2020 consisted of approximately $5.8 million in net principal repayments made under our line of credit with Morgan Stanley, offset by $411,244 in proceeds received from SBA loans.

Contractual Obligations

Except as set forth below, during the nine months ended September 30, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

On October 30, 2020, James L. Reynolds resigned from his employment with the Company, including his positions as the President and Chairman of the Board of the Company, as a member of the board of directors of the Company, and any and all other positions, directorships, and committee memberships that Mr. Reynolds held with the Company or any of its subsidiaries or other affiliated entities, in each case, effective as of October 30, 2020. Mr. Reynolds’ resignation did not result from a disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into Separation Agreement and General Release, dated October 30, 2020, pursuant to which Mr. Reynolds will be entitled to receive certain separation benefits (see Note 12 to our unaudited consolidated financial statements included in this Quarterly Report).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2020, the Company Defendants, Mr. Monfort, and Plaintiff Electric Drivetrains engaged in mediation. The Underwriters declined to participate in the mediation. The mediation did not result in settlement. On April 16, 2020, Electric Drivetrains requested that defendants stipulate to Electric Drivetrains’ filing a fourth amended complaint. Defendants declined to stipulate to the fourth amended complaint, leading Electric Drivetrains to file a motion to amend the complaint. On August 12, 2020, the court denied Plaintiff’s motion to amend the complaint without prejudice and continued the status conference that was to be held on this date. On August 24, 2020, Plaintiff filed a renewed motion to amend the complaint. On September 23, 2020, the court granted Plaintiff’s motion to amend the complaint, and on September 30, 2020, Plaintiff filed the fourth amended complaint (“FAC”). On October 26, 2020, the Underwriters filed their answer to the FAC, and on October 27, 2020, the Company Defendants and Mr. Monfort filed their respective answers to the FAC. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, one of the underwriters (the “Underwriter”) of the Company’s offering of common stock under Regulation A in June 2017, and certain of the Underwriter’s personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. On January 9, 2020, the Underwriter filed a notice of related case, notifying the court of Mollik v. ADOMANI, et al., described above. On January 31, 2020, the Underwriter filed a motion to stay proceedings. The court heard the motion to stay on May 21, 2020 and took the matter under submission. The court subsequently issued a written order denying the motion to stay. The court held a case management conference on September 15, 2020. The court set a trial setting conference for March 9, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

Our consolidated financial statements as of September 30, 2020, were prepared under the assumption that we will continue as a going concern. At September 30, 2020, we had cash and cash equivalents of $223,712. We do not believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations during the next eighteen months unless we are able to resolve the HVIP funding issues in the near-term or we are able to mitigate the impact of certain anti-dilution and other rights contained in our outstanding warrants that have, to date, restricted our ability to raise additional debt or equity capital on terms that are acceptable to us. Accordingly, our ability to continue as a going concern will depend on our ability to mitigate the impact of such anti-dilution rights and raise additional capital to finance our operations and continue to support our growth initiatives, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated					X

10.2+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

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

ADOMANI, INC.

Date: November 13, 2020	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)