Form 10-K
period 2020-12-31
ADOMANI, INC.
filed 2021-03-31
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-38078

ADOMANI, INC.

(Name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 Graphite Drive

Corona, California 92881

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the OTC Markets Group Inc. on June 30, 2020 was approximately $16.8 million.

As of March 29, 2021, 255,233,558 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2020. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

Overview

We are a provider of new purpose-built zero-emission electric vehicles focused on total cost of ownership. The vehicles are manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of technology that reduces greenhouse gases (“GHG”), nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

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

For the years ended December 31, 2020 and 2019, our net losses were approximately $4.4 million and $5.2 million, respectively.

On March 16, 2021, we completed our acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVT”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles from which we have previously purchased vehicles designed to meet our specifications. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), with EVT and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVT was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, we issued an aggregate of 142,558,000 shares of our common stock to the former EVT stockholders, which shares represented approximately 56% of the total issued and outstanding shares of our common stock as of immediately following the effective time of the Merger.

Market Overview

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax emissions in the automotive industry and throughout other industries. In particular, Environmental Protection Agency (“EPA”) Tier 4 emission standards, California Air Resources Board (“CARB”) regulations, and recently implemented policies in Europe, generally referred to as Stage I, II, III, IV, V and VI regulations, require a significant reduction in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels.

On June 28, 2018, China officially released the China VI emission standard for new heavy-duty vehicles, which is equivalent to, or in some respects even more stringent than, the Euro VI emission standard. The China VI standard intends to force diesel particulate filters on all new diesel heavy-duty vehicles introduced to the market after July 2021. If effectively implemented, it will transition all new heavy-duty vehicles in China to soot-free emission levels. In February 2018, the Mexican government announced a new policy that focused on reducing air pollution, improving public health and ultimately saving lives. This policy included the first soot-free standard adopted in Latin America, which required that all heavy-duty vehicles sold in Mexico meet the highest filter-based standards that are currently in place in other countries like the United States, Canada and much of the European Union. On June 25, 2020, the Board of CARB passed a first-in-the-world rule requiring truck manufacturers to transition from diesel trucks and cargo vans to electric zero-emission vehicles beginning in 2024.

These regulations are expected to increase both the cost and size of emission-compliant diesel power products, primarily due to the need to incorporate additional combustion and after-treatment components. A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. As the price of crude oil remains volatile and the threats of climate change and air pollution increase as public concerns, we believe the search for more cost effective and cleaner fuels has become more important. Electricity has emerged as a cleaner-fuel solution to these challenges. The price of alternative fuels such as electricity is often substantially less than diesel or gasoline, and alternative fuels can result in the production of lower amounts of greenhouse gases and other air pollutants. In addition, several public utilities in California and elsewhere have applied to their states’ public utilities commissions (“PUCs”) for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric bus charging. In fact, the Invest in America Act being debated in Congress would allocate $1.75 billion to various government entities to support electric and other alternative-type chargers.

According to the International Energy Agency (“IEA”), the world’s fleet of electric vehicles grew 41% to about 7.2 million in 2019, and the IEA forecasts electric vehicles will grow from 7 million to 140 million by 2030, with government policy being the linchpin for electric vehicle adoption.

Based on the IEA’s view, we believe that existing policies will make China and Europe the biggest adopters. In China, the government has mandated that electric vehicles make up 40% of all auto sales by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. However, despite increasing market penetration in places like California and other states that have adopted zero-emission plans, reduced taxes on fuels and the current administration’s stated intentions to scale back vehicle emissions standards could suppress growth. Notwithstanding, new electric car sales in China grew by 47%, or by approximately 830,000 units, in 2019, which increased total ownership to over 2.5 million vehicles.

In the United States, 328,000 new electric vehicles were sold in the United States in 2020, compared to approximately 316,000 in 2019, an increase of 3.8%, and more than double the sales from just 5 years ago.

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

Charging infrastructure is another important factor in electric vehicle adoption rates. As of March 31, 2020, there were 85,602 Level 2 and DC fast charging units throughout the United States. Of that total, 15.9%, or approximately 13,627 units, were DC fast chargers that make long-distance travel more practical for electric vehicles (EV). A DC fast charger adds 80 to 180 miles of range, while a Level 2 charger adds 10 to 15 miles of range per 30 minutes of charging. California is second to only Vermont nationally in charging stations per 100,000 people. A charging unit refers to a single charge point. An EV charging station may have multiple units.

As of March 2020, there were approximately 25,000 charging stations in the United States. A “charging station” is defined as a non-residential address where Electric Vehicle Supply Equipment (“EVSE”) is located, including both public and private stations, some of which may include several charging outlets per station. Level 2 charging stations can be used residentially or commercially to provide electricity faster than a standard 120-volt outlet. ChargePoint has the largest number of non-residential Level 2 charging stations, followed by Tesla. DC Fast Charging stations allow for long distance travel of electric vehicles by providing quick recharge rates along highways and well-traveled corridors between metropolitan areas. The eVgo Network has the largest number of DC Fast Charging stations, followed by Tesla with its SuperCharger network. Some geographic areas have considerably more charging stations than others, contributing to greater electric vehicle usage in those regions.

Commercial Vehicles

As relatively simple as the pricing analysis is for individual consumers, the purchase and deployment of heavy-duty commercial vehicles involves consideration of many more variables. Here, the type of customer is a major determinant, whether it is a commercial customer buying trucks for a fleet, a school district, or a municipal entity purchasing buses for public use. Navigant Research forecasts global sales of electric drive and electric-assisted medium and heavy-duty commercial vehicles (over 10,000 gross vehicle weight rating (“GVWR”)) to grow from 16,000 in 2014 to almost 160,000 in 2023, for total sales of over 800,000 of such vehicles during the period. Navigant Research expects the electric vehicle market share to increase from 0.4% to 2.9% of all medium and heavy-duty commercial vehicle sales over the same period.

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

A first-of-kind, comprehensive study was released in December 2019 assessing the environmental benefits and economics of various alternative fuel truck technologies. The study, conducted by the international research firm ICF, demonstrates that electric trucks and buses are a triple-win in terms of helping meet California’s climate and air quality targets; the least cost to own and operate across nearly all truck and bus classes by 2030, and provide the greatest job and economic benefits to the state. The study was commissioned by NRDC and the California Electric Transportation Coalition (an industry group representing utilities and vehicle manufacturers) and was sponsored by the Union of Concerned Scientists, Earthjustice, BYD, Ceres, and NextGen Climate America. Advisory support was provided by East Yard Communities for Environmental Justice and University of California, Davis. The study concluded that expected declines in the costs of battery packs, and therefore the cost of electric trucks and buses, will decline such that by 2030, they will be the most attractive technology from a total cost of ownership perspective for nearly all truck and bus classes, even without incentives.

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

In addition to the public health and environmental benefits, school districts and transit agencies also see cost savings due to the reduced fuel and maintenance costs of electric buses. While electric transit buses cost approximately $200,000 more than diesel buses (depending on battery pack size) before incentives, lifetime fuel and maintenance savings of electric transit buses are around $400,000. And while electric school buses cost around $120,000 more than diesel school buses before incentives, lifetime fuel and maintenance savings of electric school buses are around $170,000.

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

•

Difficulty in improving the environment around these heavy-duty commercial fleets. Many studies have shown that the air quality in and around vehicles fueled by fossil fuels poses a health risk not only to drivers of these vehicles but to their passengers and those in and around these vehicles. Especially at risk are children as passengers on older diesel fueled buses, as their lungs, brains and other organs have not fully developed and the air quality surrounding a typical school bus using diesel fuel can pose serious health risks. By using zero-emission buses, trucks and cars, we believe we are creating a healthier environment in and around the vehicles they operate for their employees, customers and the communities they serve. In February 2021, the Office of Environmental Health Hazard Assessment, on behalf of the California Environmental Protection Agency, released Version 4.0 of the California Communities Environmental Health Screening Tool (“CalEnviroScreen”). CalEnviroScreen identifies California communities by census tract that are disproportionately burdened by, and vulnerable to, multiple sources of pollution.

Our Solution

We are a provider of new purpose-built zero-emission electric vehicles focused on reducing the total cost of ownership. Our vehicles are manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines and marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of technology that reduces greenhouse gases (“GHG”), nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.  As of December 31, 2020, we had a backlog of one zero-emission electric Class 5 delivery truck, ten zero-emission Class 4 trucks, 12 zero-emission Class 4 cargo vans, one ICE-powered prison transport bus conversion to a zero-emission all electric bus, and 50 e-trikes, which consists of unfilled firm orders for products under signed contracts with customers.

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

Development of the Business to Date

We have taken an active role in building awareness and support for our zero-emission electric vehicles and drivetrain systems in industry specific target groups and at all levels of government and regulatory agencies and the constituencies they serve. We initially accomplished this through our participation with Blue Bird Corporation (“Blue Bird”) in its United States Department of Energy (“DOE”) grant program to accelerate the adoption of advanced and alternative fuel vehicles. We have also maintained prior and current memberships in industry groups (private and governmental) and participate in their events, speaking engagements, management interviews, pilot product exhibits, fleet vehicle demonstrations and responses to requests for information and requests for proposals. We regularly engage with electric utility companies across the United States to build awareness of the medium to heavy-duty electric vehicles we currently offer and how their greater adoption could positively increase their customers’ electricity usage.

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

On March 16, 2021, we completed our acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVT”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles from which we have previously purchased vehicles designed to meet our specifications. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), with EVT and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). We believe that, as a result of the Merger, we possess one of the most comprehensive product lines in our industry, with multiple new products under development that we anticipate will help fuel our growth. In addition, the resulting combination of our operations with those of EVT, one of our suppliers, will enable us to eliminate a step in the sales process with respect to certain of our product offerings, which cost savings we expect will allow us to reduce the cost of such vehicles to our customers.

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

•

Regulatory Agency Familiarity. By taking an active role in many trade industry groups and related events, we strive to maintain strong relationships with key local, state and federal regulatory agencies involved in the growing zero-emission vehicle industry. To meet their own aggressive emissions targets, these regulatory agencies have encouraged the growth of zero-emission electric vehicles and drivetrain systems, especially in connection with heavy-duty commercial fleets.
•

Relationships With Purchasers. To help shorten the sales cycles for our products, we have identified and built relationships with key commercial operators that have purchasing authority or influence over their organizations. We are also able to leverage past sales and marketing relationships that were built by members of our experienced management team and also as a result of the completion of the Merger.

•

Additional Sales Potential. We have additional future sales potential with commercial fleet customers. These potential additional sales could include: automated charging infrastructure, intelligent stationary energy storage systems that enable higher levels of vehicle fast-charging, emergency back-up facility power for use during grid power outages, enabling technologies to access the developing grid-connected opportunities for the aggregate power available from groups of large battery packs, or enabling technologies that allow for the avoidance of electric utility demand charges.

•	Unique Market Knowledge. We have specific and tailored sales cycle knowledge based on the over 30 years of experience of our management team.

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

•

Develop Sales Staff. Due to COVID-19 impacts discussed elsewhere in this Annual Report and to other business challenges in 2020, we had to eliminate our in-house sales team in 2020. In 2021, we intend to reestablish our sales team by hiring and training in-house sales staff in the electric vehicle differences, benefits, and opportunities for fleet expansion to help our current and future customer base, and engage industry consultants with ties to trucking fleet, county and city transportation managers, as well as school districts and an extensive dealer network.

•

Build Dealership and Service Networks. Our wholly owned subsidiary, ADOMANI ZEV Sales, Inc., is a licensed vehicle dealer in California. In addition, we intend to build dealership networks for the local sales and service of our zero-emission new purpose-built zero-emission electric commercial vehicles either manufactured by or for us, and to service any vehicles that we have converted to all-electric operation. As an example, we have entered into an agreement with Central States Bus Sales Inc. (“Central States”) pursuant to which Central States has agreed to provide certain warranty and maintenance services for our electric vehicles within the extensive Central States’ Midwest service area. In February 2020, we announced the opening of our operations facility in Corona, California, that houses assembly stations for our commercial EV trucks and vans, and also provides space and storage for our warranty and maintenance services.

•

Develop Third-Party Relationships. We plan to complete existing negotiations with partners and seek additional partners for dealership sales, service and support as well as for the planned assembly of our zero-emission vehicles.

•

Provide Demonstrations. We intend to seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap, but still in early stage development. In 2019 and, to the extent COVID-19 restrictions permitted, in 2020, we participated in multiple ride-and-drive events across the United States and Canada that demonstrated our new product offerings, which consist of logistic vans, and Class 3, 4, and 5 trucks and chassis.

•

Obtain Approvals From Incentive Programs. We will seek to have our products approved for various local, state and federal vehicle designations and incentive programs, like the California Hybrid Voucher Incentive Program (“HVIP”) administered by CARB, meant to accelerate the purchase of cleaner, more efficient trucks and buses in California.  Our vehicles are approved for voucher programs in California, Oregon and New York.

•	Grow Our Manufacturing, Installation and Service Capability. As facility space and technician time requirements at partners are exceeded, we intend to expand or relocate to larger owned or leased facilities dedicated to the manufacture, installation and service of our zero-emission vehicles and drivetrain systems. For example, we lease a facility in Corona, California to support such activities.

•

Technical Support. In addition to the technical support we currently provide to our customers, we have assisted in the creation of operator and service manuals, in-field training material, the handling of service inquiries and on-site maintenance technician training.  With the expected introduction of our new, purpose-built electric vehicles in 2021, we anticipate adding additional technicians to expand our resources for supporting the maintenance, warranty work or repairs that any vehicle we have sold or that contains our vehicles may require.

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
•

Large companies that operate shuttle buses, transit style buses and facility-based vehicles, including on and off road-type vehicles for employee transport to/from remote parking areas, to/from special events, and the various vehicles used for facilities maintenance, services and security.

•	Private transportation contractors that shuttle large companies’ employees from common public transportation hubs to their campuses.
•	Public and private colleges and universities that operate shuttle buses, transit-style buses, facility service vans and trucks and utilize golf cart-type vehicles on their campuses.
•	Community-based, public/privately funded shuttle buses serving special-needs community members.
•	Retirement communities, municipalities, shopping malls, movie studio lots, and large warehouse facilities that currently use golf cart-type vehicles for moving people and goods.
•	The current market of approximately 3.5 million e-trike users in the Philippines, most of which currently operate gasoline or diesel-powered vehicles.
•	Public and private K-12 schools that operate Type-A, C and D school buses, and special-needs student buses.
•	Student transportation contractors that serve public and private schools.

•

Port, railway and distribution center operators that use traditionally-fueled loading equipment, tractors, material handling equipment, forklifts, Class 1 through 7 trucks, delivery vans, yard goats, and other similar vehicles, that could be replaced with zero-emission alternatives.

•	Mining companies with fleets of above-ground service vehicles and underground staff transport and support vehicles.
•	Oil and gas companies with fleets of field trucks.
•	Electric utility companies with fleets of service trucks that are in the public eye.
•	Military-based fleet operators that have non-combat fleet vehicles of all sizes.

Our Products and Services

Our products and services primarily include:

•

Purpose-built, zero-emission vehicles and chassis of all sizes manufactured by outside OEM partners but to be marketed, sold, warrantied and serviced through our developing distribution and service network.

•	Zero-emission electric drivetrain systems for use in new buses and medium- to heavy-duty commercial fleet vehicles.
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

Purpose-built, zero-emission vehicles or chassis of all sizes manufactured by our outside OEM partners but to be marketed, sold, warrantied and serviced through our developing distribution and service network.

We engage OEMs to design and supply vehicles for us that meet our specifications. Following the closing of our acquisition of EVT, a manufacturer and a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles in various sizes, we intend to utilize EVT’s existing supply chain and OEM partners to support our efforts to sell, warranty and supply zero-emission commercial vehicles through our developing distribution and service network.

Zero-emission electric re-power conversion drivetrain systems for use in existing fleet, school buses and medium to heavy-duty commercial fleet vehicles.

This drivetrain system process results in the same zero-emission electric vehicle described immediately above. However, this drivetrain system allows for the removal of the OEM’s internal combustion engine (“ICE”), much of the ICE-cooling system, fuel tanks, exhaust and emission systems (manifolds, pipes, mufflers, particulate filters, DEF system, etc.) and, typically, the OEM transmission and any associated transmission cooling system.

Zero-emission electric drivetrain systems for use in new medium to heavy-duty commercial fleet vehicles and in school buses.

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

Customer Service, Support and Training

Our sales team has historically been used as the first point of customer contact for customer support and training. However, due to COVID-19 impacts discussed elsewhere in this Annual Report and other business challenges in 2020, we eliminated our in-house sales team in 2020. We currently intend to reestablish our sales team by hiring sales personnel and other internal staff in 2021 to support our current and planned operations.

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

Sales and Marketing

Sales

Due to COVID-19 impacts discussed elsewhere in this Annual Report and other business challenges in 2020, we eliminated our in-house sales team in 2020. In 2021, we intend to efficiently and cost-effectively build out our marketing and sales network by hiring sales personnel to form a team of dedicated sales employees with responsibility for each of the geographic regions we serve.

Marketing

Following the completion of our acquisition of EVT, we began conducting business under the name “Envirotech Vehicles” and intend to formally change the name of the company in the second quarter of 2021. We plan to focus our marketing efforts on increasing brand awareness, generating demand for our products, communicating product advantages and generating qualified leads for our sales force. We intend to rely on a variety of marketing vehicles, including our website and social media, participation in industry conferences and trade shows, public relations and our collaborative relationships with our business and teaming partners to share our technical message and the benefits of our product offering, with customers.

Manufacturing

We currently contract with third-party suppliers to manufacture our products. In 2021 or 2022, we intend to increase our integration efforts and begin completing the final assembly of sub-assembly components at our Corona, California facility.

Distribution

We intend to distribute our products both inside and outside of our current U.S. market.

Partnerships/Teaming Agreements

We have agreements with Central States Bus Sales Inc., Envirotech Electric Vehicles Inc. (“EEVI”), and GerWeiss EV USA LLC. None of these agreements contain any binding purchase or sales minimums.

Central States Bus Sales Inc.

Central States Bus Sales Inc. (“Central States”) in business for 45 years, is the official Blue Bird bus dealership in Illinois, Tennessee, Kentucky, Arkansas and is headquartered in Fenton, Missouri.  They are partnered with many of the best manufacturers and vendors available in the transportation industry to provide dedicated transportation solutions through exceptional service. They sell and service a wide variety of bus manufacturers, and as a result of Blue Bird’s sale of electric school buses powered by ADOMANI drivetrain systems, they have qualified EV technicians on staff. We signed an agreement with Central States and will use them to provide warranty and maintenance services for electric fleet vehicles sold by us in certain Central States service areas.

Envirotech Electric Vehicles Incorporated

EEVI is a Canadian company engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. Prior to the completion of our acquisition of EVT, EEVI was the parent company of EVT. Prior to the completion of the Merger, we engaged EEVI to design and supply a series of zero-emission electric Class 3 and 6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with EEVI in December 2018. In 2019, EEVI received the CARB   executive order for certification. As the dealer for EEVI, we submitted additional information to the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) Department of CARB and received our HVIP listing in November 2019, which renders the trucks and vans eligible for buy-down funding based on the GVWR. These buy-down funds are intended to enable companies to purchase zero-emission electric trucks and receive a discount to aid in the purchase. The HVIP buy-down funding is currently between $50,000 for Class 3 trucks ($55,000 if used in a disadvantaged area community census tract) and up to $90,000 for Class 6 trucks ($100,000 if used in a disadvantaged area community census tract).

As a result of our acquisition of EVT, we acquired EVT’s rights and assumed its obligations under an Exclusive Supply Agreement entered into between EVT and EEVI (the “Exclusive Distribution Agreement”). Pursuant to the Exclusive Distribution Agreement, EEVI appointed EVT as the exclusive distributor of certain of EEVI’s products in the United States on the terms and subject to the conditions set forth therein. Unless earlier terminated in accordance with the terms thereof, the Exclusive Distribution Agreement will remain in effect for a term expiring on December 17, 2070. The Exclusive Distribution Agreement provides us certainty of product supply and consistency of design between different Classes or type of vehicles; allows us to license the products to third party resellers, distributors and others which should enhance our ability to sell vehicles, and permits us to use trademarks associated with the vehicles, all of which we believe is very advantageous to executing our business plan.

GerWeiss EV USA LLC

GerWeiss EV USA LLC (“GerWeiss”) is a manufacturer of zero-emission all-electric vehicles that, to date, has focused on the manufacture of all-electric three-wheeled vehicles in the Philippines. In August 2018, we entered into a non-binding letter of intent with GerWeiss in order to explore, together with EEVI and Amperics, a collaboration to develop and introduce re-powered zero-emission all-electric transit buses in the Philippines. We are still considering the transit buses and the Amperics technology, but in early 2019, we received a purchase order from GerWeiss for 250 new light-weight, shorter range three-wheelers (“e-trikes”) and in order to introduce our products to the Philippine markets quickly, authorized production of the first ten e-trikes, which were delivered in the fourth quarter of 2019. The impacts of the COVID-19 pandemic on the GerWeiss supply chain and the restrictions imposed in the Philippines on both the ability to work, and more importantly, on the tourism industry, thereby affecting potential customers as well, prevented completion of additional e-trike units in 2020. The purchase order remains in place.

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

Backlog

As of December 31, 2020, our backlog consisted of purchase orders for one zero-emission electric upgraded Class 4 delivery truck, ten zero-emission Class 4 trucks, 12 zero-emission Class 4 cargo vans, one conversion of an ICE powered prison transport bus to a zero-emission all electric bus, and 50 e-trikes for the Philippines. We believe our costs associated with the current backlog will be approximately $1.7 million and that the sale price of the current backlog will be approximately $3 million.

Employees

As of March 25, 2021, we had five full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Competition

The electric vehicle market is highly competitive and we expect it to become even more so in the future as additional companies launch competing products and vehicle offerings. We compete with other alternative energy technologies, such as natural gas, propane and hybrid technologies. The electric competitors include Ford, which produces the Ford Transit Connect EV® and has made recent statements about producing an electric F-150 pickup truck and has announced production of the Mustang Mach-E SUV; Nissan, which besides the Leaf EV, produces a small electric delivery van called the NV200; Rivian, which intends to introduce the R1T electric pick-up truck; General Motors, which besides producing the Chevy Bolt EV, has made recent statements about considering the production of an electric pick-up truck and reintroducing an electric Hummer; Blue Bird has electric drivetrain options for their Type-D, C and A school buses; Navistar, which produced the Navistar eStar® and builds the electric drivetrain system for IC Type-C school buses, unveiled a prototype battery-electric version of its medium-duty International MV truck in late 2019 and a regular production eMV model is said to be coming to the market in 2021; Freightliner, which produces the eM2 and eCascadia electric trucks; Mercedes-Benz, producing the eActros electric truck and EQV electric vans; Mitsubishi/Fuso produces the eCanter electric truck; Tesla, producing a Class-8 Semi truck and recently introduced a pick-up truck called the Cybertruck; Bollinger Motors, producing the B2 electric pickup truck; Odyne Systems, which produces plug-in hybrid drivetrain systems for trucks and buses; Lightning Systems, which produces re-power electric drivetrain systems for trucks and buses;  Lion Electric Company, a Canadian-based manufacturer of Type C all-electric school buses, mini buses and a Class-8 truck; Nordresa, which produces re-power electric drivetrain systems for cab-forward trucks and package delivery vans; Volkswagen has presented an e-Delivery truck and a Volksbus e-Flex prototypes; Proterra has a full line of electric transit buses and is providing electric drivetrain systems for Thomas Bus, electric school buses; Workhorse, which builds an all-electric walk-in van and an electric prototype pick-up truck called the W-15; Chanje, which produces a large electric package delivery van; Volvo is expected to begin selling its FE Electric and FL Electric semi-trucks by the end of 2021; Peterbilt has said they will have three battery-electric truck models available for sale in 2021; Nikola Motors has said it will produce the Nikola One and Nikola Two model semi-trucks; BYD, which manufactures new electric trucks and transit buses; TransPower, which has converted Type-C and D school buses and trucks; and Motiv, which sells electric drivetrain systems for Type A school buses and package delivery vans.

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

As of December 31, 2020, we own three issued U.S. patents, which will expire in 2030 and 2033.  In addition, we maintain a trademark portfolio including common law trademarks and service marks, and have three service marks registered and two trademark registrations in the United States. We have one pending trademark and service mark application in the Ukraine, and one allowed trademark application pending in the Philippines.

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

Governmental Programs and Incentives

We believe that the availability of government subsidies and incentives currently is an important factor considered by our customers when purchasing vehicles that utilize our technology, and that our growth depends in part on the availability and amounts of these subsidies and incentives. Over time, we believe that the importance of the availability of government subsidies and incentives will decrease, as we continue to reduce the upfront cost of vehicles that utilize our technology. In order to help ensure that we and our customers benefit from available subsidies and incentive programs in the United States, Canada, and Mexico, we intend to utilize the services of incentive specialists that work directly with our sales team and our customers on these issues providing updates in near real-time as programs become available.

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

California Hybrid and Zero-Emissions Truck and Bus Voucher Incentive Project (“HVIP”)

HVIP is a CARB program administered by CALSTART, the purpose of which is to help speed the early market introduction of clean, low-carbon hybrid and electric trucks and buses. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. It is a statewide program. While the HVIP program is currently, as announced in a webinar on January 7, 2021, working on the specific guidelines in an implementation manual to guide the release of the approximate $145 million funding currently reserved for voucher requests, we believe our customers may become eligible to request vouchers for purchase under HVIP when the program reopens in the second or third quarter of 2021.

HVIP vouchers range in amounts depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. Zero-emission Class 3 trucks are currently eligible for up to $50,000; Class 4 vehicles are funded at the $80,000 level and Class 5 vehicles are eligible for $90,000. Depending on project location (i.e. if in a disadvantaged area community census tract) those amounts can be increased to $55,000 and $90,000, and $100,000, respectively. However, HVIP has previously also announced that in addition to previously announced changes with respect to purchase orders that must accompany voucher requests, they may also be revising per vehicle amounts available.

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

New York Truck Voucher Incentive Program (“NYTVIP”)

NYT-VIP is a first-come, first-served incentive program funded by the New York State Energy Research & Development Authority. The structure and process for fleets to secure incentives is similar to that of HVIP discussed above. Eligible vehicles include all-electric, hybrid-electric, and CNG trucks and buses. Funding for eligible vehicles domiciled in New York State can reach $150,000 per vehicle. Class 4 and 5 all electric trucks are eligible for up to $100,000 and $110,000 in funds respectively (i.e., up to 95% of the incremental cost over diesel). We were named an approved dealership in the summer of 2020, and our vehicles are included on the NYTVIP eligible vehicle list for the program, which reopened in late 2019 and has $18.4 million in funds available.

New York City Clean Trucks Voucher Program (“NYCCTP”)

In support of the transition to all-electric vehicles, in early February, 2020, New York City Mayor Bill de Blasio signed an executive order requiring electrification of the city’s entire municipal vehicle fleet by 2040.

In October 2020, we were named an approved dealership and our vehicles have been listed on the eligible vehicles list for the New York City Clean Trucks Program. This program provides funding for new electric truck purchases by New York City customers to replace and scrap older polluting ICE vehicles. The rebate incentive funding program provides New York City fleet owners $100,000 per vehicle for an all-electric Class 4 truck sold to them by ADOMANI, and $110,000 for a Class 5 all-electric truck.  The amounts increase for Class 6-Class 8 trucks.

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

California Air Resources Board (“CARB”)

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

CARB also manages several incentive and rebate programs and awards hundreds of millions of dollars in grants to reduce emissions from on- and off-road vehicles and equipment. CARB is responsible for program oversight. CARB awards grants and funds through the Air Quality Improvement Program (AB 118), the Carl Moyer Program, the Voucher Incentive Program for enhanced fleet modernization and emission reduction, and the Lower-Emission School Bus Program/School Bus Retrofit and Replacement Account.

In February 2020, the CARB staff held a workshop to discuss a new fleet rule that will target a 100% zero-emission truck and bus fleet for the state of California by 2045. The rule making being considered enjoys broad political support, and has some precedent (e.g., the Advanced Clean Transit rule). We will monitor future actions on the proposal.

California Energy Commission (“CEC”)

The California Energy Commission has several core responsibilities, including but not limited to setting energy policy, developing renewable energy, achieving energy efficiency, and transforming California’s transportation infrastructure. One goal of the CEC is to mitigate GHG emissions and reduce the impact of climate change. The CEC carries out its responsibilities pursuant to several of California’s landmark environmental laws. In 2006, the Legislature passed and then Governor Arnold Schwarzenegger signed two landmark pieces of legislation with far-reaching implications for energy policy. The most comprehensive is AB 32, the California Global Warming Solutions Act of 2006, which sets an economy-wide cap on California GHG emissions at 1990 levels by no later than 2020. At the time, this was an aggressive goal that represented an approximately 11% reduction from then-current emissions levels and nearly a 30% reduction from projected business-as-usual levels in 2020. In 2015, California passed Senate Bill (SB) 350, which further committed California to reducing GHG emissions by establishing a 2030 greenhouse gas reduction target of 40% below 1990 levels and to achieve 100% clean energy by 2045. The transportation sector represents a significant portion of California’s GHG emissions. This bill was amended with respect to implementation, but the targeted goals remain the same as originally passed. In 2007, AB 118 created the Alternative and Renewable Fuel and Vehicle Technology Program. The program is intended to increase the use of alternative and renewable fuels and innovative technologies that will transform California’s fuel and vehicle types to help attain the state’s climate change policies. AB 118 authorizes the CEC to provide approximately $100 million annually as incentives to public agencies, vehicle and technology consortia, businesses, public-private partnerships, workforce training partnerships and collaboratives, fleet owners, consumers, recreational boaters, and academic institutions for projects that: develop and improve alternative and renewable low-carbon fuels; optimize alternative and renewable fuels for existing and developing engine technologies; improve light-, medium-, and heavy-duty vehicle technologies; and retrofit medium-and heavy-duty on-road and non-road vehicle fleets.

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

National Clean Diesel Program and Diesel Emissions Reduction Act

The National Clean Diesel Funding Assistance Program, which is administered by the EPA National Clean Diesel Campaign, provides funding under the Diesel Emissions Reduction Act for projects that seek to reduce emissions from existing diesel engines. Eligible applicants include U.S. regional, state and local agencies that have jurisdiction over transportation or air quality and certain nonprofit institutions that provide pollution reduction or educational services to owners and operators of diesel fleets or that have as their principal purpose the promotion of transportation or air quality. Among the eligible uses of funding under this program are the purchase of buses and medium and heavy-duty trucks that result in reduced diesel emissions. Funds are administered both at the national level by EPA with a nationwide solicitation for projects as well as at the state level through smaller regional requests for proposals. The national program will have its funding increased in fiscal year 2021 to $90 million, an increase of $3 million over fiscal year 2020.

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

Available Information

We were incorporated in Florida on August 6, 2012 and reincorporated in Delaware in November 2016. Our principal executive offices and mailing address are located at 1215 Graphite Drive, Corona, California 92881. Our telephone number is (951) 407-9860. Our corporate website address is www.adomanielectric.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report and inclusion of our website address in this report is an inactive textual reference only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at our website. The Securities and Exchange Commission (“SEC”) also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

Business interruptions resulting from the COVID-19 pandemic have adversely affected, and could continue to adversely affect, our business, results of operations, and financial condition.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary office is located. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Since that time, the coronavirus pandemic has continued to spread, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures that have adversely affected workforces, organizations, economies, and financial markets globally, leading to economic uncertainty and increased market volatility. Global health concerns related to the COVID-19 pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. Additionally, the COVID-19 pandemic has negatively impacted our ability to market our vehicles to new and existing customers, increased our production and sales cycle times and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the ongoing effects of the COVID-19 pandemic. While we have developed, and continue to develop, plans to address such ongoing effects and help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective and a protracted economic downturn will likely limit the ability of our mitigation efforts to be successful. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not successfully execute our business plan to generate revenue and create a sustainable growth trajectory.

We did not generate significant revenues from inception through June 30, 2018, and after generating sales revenue of $5 million for the year ending December 31, 2018 and $12.6 million in 2019, generated only $618,000 in 2020 primarily due to the combined impact of COVID-19 restrictions and the absence of any HVIP funding available to our customers. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute on our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new zero-emission drivetrain systems, buses, trucks, other fleet vehicles and re-power conversion kits could also slow our revenue growth.

We have a history of losses and we may not achieve or sustain profitability in the future.

For the years ended December 31, 2020 and 2019, we incurred net losses of approximately $4.4 million and $5.2 million, respectively. As of December 31, 2020, we had working capital of approximately $4.4 million, an accumulated deficit of approximately $64 million and stockholders’ equity of approximately $5 million. To date, we have financed our operations primarily through issuing equity capital, convertible notes and notes payable. Our products have been recently developed and may not be commercially successful or generate significant revenue. If we are to ever achieve profitability it will be dependent upon the successful development and commercial introduction and acceptance of zero-emission electric vehicles and drivetrain systems such as ours; the demand for new trucks and other fleet vehicles with zero-emission drivetrain systems; and the demand for conversion of existing buses, trucks and other fleet vehicles to zero-emission electric drivetrain systems, any of which may not occur. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

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

Our limited operating history and the pandemic makes it difficult to evaluate our current business and future prospects.

Our relatively short operating history, recent changes to our business model, the lack of available HVIP funding  to assist our customers, and our inability to predict the ultimate duration and severity of COVID-19 impacts on our business make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, although we recently significantly decreased our operating expenses and intend to only increase them as we perceive that the COVID-19 pandemic is subsiding and that customers are willing to move forward with our vehicles. We have limited insight into other trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing our products and services and developing new products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

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

The market for commercial zero-emission electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

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

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our zero-emission vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material and component parts costs to us and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our anticipated growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Any failure to manage our anticipated growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently significantly shrunk our operations in response to poor business conditions, but expect that we will expand our operations in the second half of 2021 as our business prospects hopefully improve and that further expansion will be required beyond 2021, especially in connection with electric vehicle component assembly and manufacturing, service and warranty requirements.  The requirements of being a public company have significantly increased our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

If our warranty reserves are inadequate to cover future warranty claims on vehicles that utilize our technology, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three-year warranty on parts and workmanship and a five-year warranty on batteries with every zero-emission electric product. Most of our warranty offering, with the exception of workmanship, is covered by the component manufacturers’ warranty. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the standard warranty to cover additional services for an additional three-year period or 100,000 miles, whichever comes first. The warranty is similar to other providers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the product. We plan to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we have only recently begun delivering our first zero-emission vehicles, and we have extremely limited operating experience with our them, we therefore have little experience with warranty claims for these zero-emission vehicles or with estimating warranty reserves. We will monitor our warranty reserves based on our actual warranty claim experience. We may be required to provide for increases in warranty reserves in the future. Our future warranty reserves may not be sufficient to cover all claims or our limited experience with warranty claims may not adequately address the needs of our customers to their satisfaction.

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

We may not be able to successfully develop new zero-emission electric vehicles or address new market segments or develop a broader customer base. To date, we have primarily focused our business on the sale of zero-emission electric drivetrain systems for school buses.  We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we have recently transitioned to target owners of trucks (all classes inclusive of 3–7) and vans between 10,000 pounds GVWR to 19,500 pounds GVWR, commercial fleets, including white fleets of school districts, which is a much different market from that of our previous zero-emission drivetrain systems. Successfully offering all electric vehicles in this market requires delivering a vehicle with different characteristics at a price that is competitive with other similar vehicles. We have only recently taken delivery of our initial trucks, chassis and cargo van vehicles, so it is difficult to forecast their eventual cost, manufacturability or quality, and is equally difficult to project market acceptance and our ability to generate sales in volumes as we currently intend. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, NYTVIP, NYCCTP, local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $220,000, respectively, per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could expire, be exhausted, be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments, as well as many national governments within the European Union, are facing political changes, fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission electric and hybrid vehicles. In addition, grants made by the DOE under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.

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

Our success depends upon the continued service of Mr. Oldridge, our CEO, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. While we have an employment contract with Mr. Menerey, our Chief Financial Officer, we do not have a fixed term employment agreement with Mr. Oldridge or with Mr. Richard Eckert, our Chief Operating Officer, although we anticipate entering into employment contracts with both in the near term. Until we do, either or both Mr. Oldridge and Mr. Eckert could terminate their relationship with us at any time. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition, especially in California, for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles, zero-emission electric drivetrain systems and conversions. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Oldridge, Mr. Menerey or Mr. Eckert, or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

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

We need sufficient capital to fund our ongoing operations and continue our development. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies.  While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next eighteen months, we may need to engage in additional equity or debt financings to secure additional funds.  We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings and available debt financing to fund our operations.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders would suffer  dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

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

Acquisitions could also result in dilutive issuances of equity securities, as in the case of our recent acquisition of EVT, and/or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis. As of December 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Due to our size, we rely heavily on key management for day-to-day operations and internal controls, and our size and correspondingly limited resources give rise to additional internal control weaknesses, including our disclosure controls.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a 20-year carryforward and, if not utilized, will begin to expire in 2032.  Similarly, state NOLs generated for tax years 2018 and after will also have a 20-year carryforward and, if not utilized, will begin to expire in 2038.  These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

Federal NOLs generated for tax years 2018, 2019 and 2020 will carryover indefinitely due to changes in the CARES act of 2020. California tax law has not changed to conform to the new federal law on NOLs generated in tax years 2018, 2019 and 2020.

Federal NOL Treatment
Year NOL Generated	Taxable Income Limitation	Carryforward
Pre-2018 taxable years (2012-2017)	100% of taxable income	20 years
2018-2020 taxable years	80% of taxable income	Indefinite

California NOL Treatment
Year NOL Generated	Taxable Income Limitation	Carryforward
Pre-2018 taxable years (2012-2017)	100% of taxable income	20 years
2018-2020 taxable years	100% of taxable income	20 years

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations as reported on the OTC Markets Group Inc. During the year ended December 31, 2020, the closing price of a share of our common stock reached a high of $0.97 and a low of $0.06, with daily trade volumes reaching a high of 21,076,000 and a low of 15,100. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have filed securities class action litigation following periods of market volatility. In August 2018, a purported class action lawsuit was filed in California against us, certain of our executives officers, and the two underwriters of our offering of common stock under Regulation A in June 2017, which alleges that documents related to our June 2017 offering contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. Plaintiff’s counsel subsequently filed a first amended complaint, a second amended complaint, and a third amended complaint. In October 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. In November 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against us seeking indemnification under the terms of the underwriting agreement that we entered into with the Underwriters related to our initial public offering (the “Underwriting Agreement”). In December 2019, we filed our answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses, and we also filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. In January 2020, Edward R. Monfort, our former Chief Technology Officer and former director, filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. In January 2020, Mr. Monfort filed a cross-complaint against us seeking indemnification under the terms of our Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. In February 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. Although we believe that the purported class action lawsuit is without merit and intend to vigorously defend the action, such litigation is expensive and diverts our management resources. Additionally, we could in the future be the target of additional litigation. Any such litigation could subject us to substantial additional costs, further divert resources and the attention of management from our business, and adversely affect our business, results of operations and financial condition.

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

We maintain our principal office and our recently leased warehouse and production facility in Corona, California and additional office and storage space in San Francisco and Stockton, California under a combination of leases and subleases that are month-to-month or expire at various times between now and February 2023. Upon the closing of the Merger in March 2021, we acquired EVT’s rights to use a warehouse and storage facility in Porterville, California, subleased by EVT on a month-to-month basis. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Mr. Monfort, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. A trial setting conference is scheduled in this matter for March 9, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company evidenced by a secured promissory note. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. While the Company was able to take possession of some of the assets, Ebus prevented the Company from taking possession of all of the assets purchased at the foreclosure sale. As a result, on April 13, 2020, the Company filed a complaint captioned ADOMANI, Inc. v. Ebus, Inc., et al., in the Superior Court of California for the County of Los Angeles, Case No. 20ST CV 14275, against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages. On January 14, 2021, a cross-complaint was filed against the Company by Ebus, Inc. and Anders B. Eklov for Unjust Enrichment and Conversion of Domain Name, seeking monetary damages and injunctive relief. The Company intends to pursue its claims set forth in the complaint and defend the claims set forth in the cross-complaint.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCQB market under the symbol “ADOM”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 29, 2021, we had approximately 238 record holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

PIPE Financing

On December 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company will sell, and the investors will purchase, shares of common stock of the Company, par value $0.00001 (the “Common Stock”), and warrants (the “Warrants”) to purchase additional shares of Common Stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. The Company raised gross cash proceeds of $5,425,000 through the sale and issuance of 11,500,000 shares of Common Stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of Common Stock at an exercise price of $0.50 per share. The share and warrant amounts issued include 650,000 shares and 487,500 warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. Proceeds net of related offering costs were approximately $5.3 million and will be used by the Company for general corporate purposes.

The second closing of the Financing is subject to, and contingent upon, the effectiveness of a registration statement filed with the SEC registering the shares of Common Stock sold, or issuable under the Warrants, in connection with the Financing, and the closing of the Merger with EVT. Upon the second closing, the Company will raise aggregate gross cash proceeds of approximately $16,2750,000 through the sale and issuance of 38,333,334 shares of Common Stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,670 shares of its Common Stock at an exercise price of $1.00 per share. The share and warrant amounts to be issued include 2,166,667 shares and 1,083,333 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.

In connection with the Financing, the Company’s officers and directors agreed not to sell or otherwise dispose of any of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock held by them for a period ending 30 days after the Effective Date (as defined in the Purchase Agreement), subject to certain exceptions.

The securities to be sold in the Financing have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. However, in conjunction with the first closing of the Financing, the Company has also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to register, on behalf of the investors, the shares of Common Stock and the shares of Common Stock underlying the Warrants.

Acquisition of Envirotech Drive Systems, Inc.

On March 16, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVT”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVT and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVT was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,000 shares of its common stock to the former EVT stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. The shares of common stock issued in connection with the Merger were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, and Regulation S promulgated under the Securities Act.

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

Overview

We are a provider of new purpose-built zero-emission electric vehicles focused on total cost of ownership. The vehicles are manufactured by outside, original equipment manufacturer (“OEM”) partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.  We also are a provider of advanced zero-emission electric drivetrain systems for integration in new buses and medium to heavy-duty commercial fleet vehicles. We also provide re-power conversion kits to replace conventional drivetrain systems for combustion powered vehicles with zero-emission electric drivetrain systems. Our vehicles and drivetrain systems are designed to help fleet operators unlock the benefits of technology that reduces greenhouse gases (“GHG”), nitrous oxide (“NOx”), particulate matter (“PM”) and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

For the years ended December 31, 2020 and 2019, respectively, we generated sales revenue of approximately $618,000 and $12.6 million, respectively, and our net losses were approximately $4.4 million and $5.2 million, respectively.

Factors Affecting Our Performance

We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

•

COVID-19 pandemic. Global health concerns related to the ongoing COVID-19 pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate, and resulted in unexpected legal and regulatory changes, such as travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions that have negatively our ability to procure and sell our products and provide our services. Accordingly, our future performance will depend in part upon our ability to successfully respond and adapt to these challenges and we have developed, and continue to develop, plans to address the ongoing effects and help mitigate the potential negative impact of the pandemic on our business.

•

Availability of government subsidies, rebates and economic incentives. We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. In particular, our business and operating results have been and continue to be significantly affected by our inability to resolve the California HVIP funding backlog created by the program’s staff that has to-date prevented us and our customers from accessing the funds, creating a significant delay in our ability to deliver products and to obtain new orders. We are working with the California Air Resources Board and the HVIP to resolve the administrative issues.

•

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

•

Dependence on external sources of financing of our operations. We have historically depended on external sources for capital to finance our operations. Our ability to raise additional capital on terms that are acceptable to us has until very recently depended, in large part, on our ability to mitigate the impact of certain anti-dilution rights contained in our outstanding warrants that have, through December 4, 2020, restricted our ability to obtain such funding.  However, on December 2, 2020, as discussed in Note 8 to the consolidated financial statements included in this Annual Report, we entered into Exchange Agreements (the “Exchange Agreements”) with the holders (collectively, the “Holders”) of outstanding warrants of the Company to purchase 5,499,997 shares of the Company’s common stock, $0.00001 par value per share (“Common Stock”) issued in January 2018 (the “Warrants”). Pursuant to the Exchange Agreements, the Holders agreed to cancel the Warrants in exchange for the issuance of 27,499,985 shares of Common Stock (the “Exchange”). The closing of the Exchange is occurred on December 4, 2020. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. As discussed below in Liquidity and Capital Resources, and in Notes 6 and 7 to the consolidated financial statements included in this Annual Report, we did subsequently raise additional capital.

•

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

•

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

•

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

•

Sales revenue growth from additional products. We seek to add to our product offerings additional zero-emission vehicles of all sizes manufactured by outside OEM partners, to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this report.

•

Third-party contractors, suppliers and manufacturers. We rely upon third parties to supply us with raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our business, financial condition and results of operations. In 2020, the outbreak of COVID-19 has led to numerous confirmed cases worldwide, including in the Unites States. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. Accordingly, our future performance will depend in part upon our third-party resources’ ability to respond and adapt to unexpected legal and regulatory changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting their ability to assemble and deliver our products to us so that we can conduct our business.

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles; zero-emission electric drivetrain systems for fleet vehicles; the sale and/or installation of re-power conversion kits to replace conventional drivetrain systems in combustion powered vehicles with zero-emission electric drivetrain systems; and from contracting to provide engineering services. The Company also, in 2020, began providing vehicle maintenance and safety inspection services. Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our consolidated financial statements included in this Annual Report.

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

Results of Operations

The following discussion compares operating data for the year ended December 31, 2020 to the data for the year ended December 31, 2019:

Sales

	Year Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Sales	$618	$12,561	$(11,943)	-95.08%

Sales, severely impacted by the HVIP-created administrative delays and subsequent denying us access to funding, were approximately $618,000 for the year ended December 31, 2020, compared to $12.6 million for the year ended December 31, 2019. Sales for the year ended December 31, 2020 consisted of cargo vans sold to the City of Palmdale in July, SnowCap Community Charities in June, and to the City of Orlando Florida in January, as well as fees due us relating to the Blue Bird termination agreement, as discussed in Note 2 to our consolidated financial statements included in this Annual Report, and maintenance and inspection services provided.

Cost of Goods Sold

	Year Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Cost of goods sold	$303	$11,627	$(11,324)	-97.39%

Cost of sales related to the sales revenue described above and were approximately $303,000 for the year ended December 31, 2020, compared to $11.6 million for the year ended December 31, 2019.

Operating Expenses

	Year Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
General and administrative[1]	$4,422	$5,705	$(1,283)	-22.49%
Consulting	155	333	(178)	-53.45%
Research and development	75	109	(34)	-31.19%
Total operating expenses, net	$4,652	$6,147	$(1,495)	-24.32%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Stock-based compensation expense	$347	$769	$(422)	-54.88%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were approximately $4.4 million, compared to approximately $5.7 million for 2019, a decrease of approximately $1.3 million, which was primarily related to decreases in non-cash stock-based compensation expense of $420,987; a $406,537 decrease in salaries and benefits; a $173,898 decrease in investor relations expenses; a $139,694 decrease in legal expenses and decreases in other general and administrative expenses in the current year period of approximately $159,000. The 2020 general and administrative expenses include approximately $729,000 in non-cash charges, including $347,000 in non-cash stock-based compensation expense, $338,000 in bad debt expense related to notes receivable and $44,000 in depreciation expense. The 2019 general and administrative expenses include approximately $1.1 million in non-cash charges, including $768,550 in non-cash stock-based compensation expense, $273,972 in bad debt expense, and $48,576 in depreciation expense.

Consulting

Consulting expenses were approximately $155,000 for the year ended December 31, 2020, as compared to $333,000 for 2019, primarily the result of the absence of grant application and tax credit consulting expenses incurred in 2019 that were not incurred in 2020. Consulting expenses include non-cash charges of approximately $76,000 and $55,000 for the years ended December 31, 2020 and 2019, respectively.

Research and Development Expenses

Research and development expenses were $75,000 for the year ended December 31, 2020, as compared to $108,751 for 2019, primarily attributable to a fluctuation in supply chain expenditures made for research and development activity in the two periods.

Interest (Expense)Income

	Year Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Interest (expense) income, net	$(49)	$42	$(91)	(216.67)%

Interest expense in 2019 consisted primarily of payments made for interest incurred on our secured line of credit; interest expense in 2020 includes interest on that line of credit that was paid in full in February 2020; interest accrued on two SBA Covid-19 relief-related loans; as well as interest expense of approximately $78,000 on two short-term working capital loans received and repaid in the fourth quarter of 2020. Interest expense was approximately $94,000 and $155,000 for the years ended December 31, 2020 and 2019, respectively. The decrease is due to the decrease in outstanding debt in 2020 compared to the amount outstanding in 2019, partially offset by the high rates incurred on the two short-term working capital loans. Interest income earned was approximately $45,000 and $197,000 for the years ended December 31, 2020 and 2019, respectively. The decrease in interest income in 2020 was the result of declining cash balances available to be invested as compare to those balances available in 2019 Interest expense, net was therefore approximately $49,000 and interest income, net of interest expense, was approximately $42,000 for the years ended December 31, 2020 and 2019, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
In thousands	2020	2019
Cash flows used in operating activities	$(2,961)	$(4,582)
Cash flows provided by (used in) investing activities	2,758	1,128
Cash flows provided by financing activities	(93)	4,127
Net (decrease)/increase in cash and cash equivalents	$(296)	$673

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of  non-cash expenses, including non-cash stock-based compensation.

Net cash used in operating activities decreased by approximately $1.6 million to approximately $3.0 million for the year ended December 31, 2020 compared to net cash used in operating activities of approximately $4.6 million for the year ended December 31, 2019. The decrease in net cash used in operating activities was due to a decrease in net loss of approximately $767,000 and to approximately $1.0 million net cash provided by changes in  asset and liability accounts, reduced by a reduction in  non-cash expenses of approximately $0.2 million.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2020 increased by approximately $1.7 million to approximately $2.8 million, as compared to cash provided by investing activities of approximately $1.1 million during the year ended December 31, 2019. The increase in net cash provided by investing activities during the year ended December 31, 2020 is primarily due to proceeds received from the sale of liquid marketable securities in the amount of approximately $2.8 million, whereas net cash used in investing activities during the year ended December 31, 2019 was primarily due to the purchase of liquid marketable securities in the amount of approximately $1.2 million.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2020 decreased by approximately $4.2 million from cash provided by financing activities in 2019 of $4.1 million to cash used by financing activities of approximately $93,000 in 2020.  Net cash used in financing activities during the year ended December 31, 2020 consisted of approximately $5.3 million proceeds from a securities offering, net of offering costs, and $411,244 in proceeds received from SBA loans, reduced by approximately $5.8 million in net principal repayments made under our line of credit with Morgan Stanley.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of approximately $4.1 million, primarily the result of the approximately $5.3 million net proceeds from the December 29, 2020 closing of the $5.425 million Tranche I of the financing commitments discussed below and in Note 7 and Note 8. The net proceeds were reduced by the repayment of certain debt discussed in Note 6 and reduced further by the payment of certain accrued liabilities.

On December 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company will sell, and the investors will purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. The Company raised gross proceeds of $5,425,000 through the sale and issuance of 11,500,000 shares of its common stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and warrant amounts issued include 650,000 shares and 487,500 warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. Net proceeds net of offering costs were approximately $5.3 million.

The second closing of the Financing is subject to, and contingent upon, the effectiveness of a registration statement filed with the SEC registering the shares of common stock sold, or issuable under the Warrants, in connection with the Financing, and the closing of the Merger with EVT, which was completed on March 16, 2021 as further described below. Upon the completion of the second closing, the Company will raise aggregate gross proceeds of approximately $16,275,000 through the sale and issuance of 38,333,333 shares of common stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,666 shares of its common stock at an exercise price of $1.00 per share. The share and warrant amounts to be issued include 2,166,667 shares and 1,083,333 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.

On March 16, 2021, the Company completed its acquisition of EVT, a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVT and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). Pursuant to the Merger Agreement, it was a condition to the Company’s obligation to close the Merger that EVT have at least $5 million in cash as of immediately following the consummation thereof.

The closing of the Merger is one of the conditions to the completion of the second closing of the Financing, as noted above. In order to satisfy the remaining closing condition, the Company must effect the registration of the shares issued or issuable in connection with the Financing in accordance with the terms of the Securities Purchase Agreement, whereupon the participating investors will be obligated to fund the remaining $17.25 million contemplated to be raised at the second closing of the Financing. In the event that we are able to satisfy the conditions to the completion of the second closing of the Financing described above, we believe that we will have adequate funding for more than twelve months from the date of issuance of the 2020 financial statements, which we believe alleviates substantial doubt about our ability to continue as a going concern.

Options to Purchase Common Stock

As of December 31, 2020, we had outstanding options to purchase 9,685,247 shares of common stock, net of exercises, cancellations, and forfeitures, as discussed below, and 7,465,570 shares of common stock were issuable upon the exercise of options vested at such date. Options to purchase 5,500,000 were issuable upon exercise at a price of $0.10 per share, none were issuable upon exercise at a price of $0.12 per share, 564,266 were issuable upon exercise at a price of $0.45 per share, 1,000,000 were issuable upon exercise at a price of $1.00 per share, and 401,304 were issuable upon exercise at a price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $2.3 million and we would be required to issue 7,465,570 shares of common stock. There can be no assurance, however, that any such options will be exercised.

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remained outstanding, they were unexercisable as of December 31, 2019. As of December 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock were attributable to Mr. Monfort. Effective as of February 4, 2020, all such options were cancelled by the Company in connection with the settlement of Mr. Monfort’s claims against the Company.

During 2020, Mr. Monfort’s 14,297,902 vested options were cancelled per the discussion above; former officers of the Company forfeited options to purchase an aggregate of 3,500,000 shares of common stock with an exercise price of $0.10 per share; consultants forfeited options to purchase an aggregate of 704,436 shares of common stock with an exercise price of $0.10 per share and 1,000,000 shares of common stock with an exercise price of $0.50 per share. Employees forfeited options to purchase an aggregate of: 86,177 shares of common stock with an exercise price of $1.31 per share; 161,433 shares with an exercise price of $0.45 per share; and 417,143 shares with an exercise price of $0.12 per share.

Debt

On May 6, 2020, the Company received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (Wells Fargo), the lender. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks, or, if elected by the Company, twenty-four weeks, in either case, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week or twenty-four week period, as applicable. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020, and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100% forgiveness and had been forwarded to SBA for their approval. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). Any EIDL advance must be repaid as part of the PPP Loan forgiveness process. As of December 31, 2020, the principal and accrued interest on the PPP Note is $262,979, of which $203,867 and $59,112 is reflected on the consolidated balance sheets as current and long-term liabilities, respectively.

On May 20, 2020, the Company received $150,000 in loan funding from the U.S. SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL load is evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 17, 2021 through the maturity date of May 17, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty. As of December 31, 2020, the principal and accrued interest on the EIDL Note is $153,789, all of which is reflected on the consolidated balance sheets as a long-term liability.

On October 28, 2020, the Company received $500,000 in loan funding (the “Envirotech Loan #1”) from Envirotech Drive Systems, Inc. / SRI Professional Services, Incorporated (collectively, “Lender”). The Envirotech Loan #1 was evidenced by a balloon payment promissory note, dated October 28, 2020, issued by the Company in favor of Lender (the “Envirotech Note #1”) in an original principal amount of $500,000. The terms of Envirotech Note #1 provided that no interest will accrue on the unpaid principal amount of the Envirotech Loan #1. In connection with the funding of the Envirotech Loan #1, the Company paid to Lender an origination fee in the amount of $49,999. Under the terms of the Envirotech Note #1, the unpaid principal amount of the Envirotech Loan #1 was payable by the Company in one installment due upon the Company securing additional financing or issuing shares of its capital stock on or before December 31, 2020. The Envirotech Note #1 was repaid in full on December 30, 2020 from proceeds of the PIPE offering that closed on December 29, 2020. See Note 7 to the consolidated financial statements included in this Annual Report.

On November 25, 2020, the Company received an additional $237,840 in loan funding (the “Envirotech Loan #2”) from Lender. The funding of this loan was accomplished by Envirotech making a $237,840 payment on behalf of the Company to the manufacturer of ten all-electric trucks previously ordered by the Company, for which the Company did not have sufficient funds to pay for. The Envirotech Loan #2 was evidenced by a balloon payment promissory note, dated November 25, 2020, issued by the Company in favor of Lender (the “Envirotech Note #2”) in an original principal amount of $237,840. No interest will accrue on the unpaid principal amount of the Envirotech Loan #2. In connection with the funding of the Envirotech Loan #2, the Company paid to Lender an origination fee in the amount of $23,784. Under the terms of the Envirotech Note #2, the unpaid principal amount of the Envirotech Loan #2 was payable by the Company in one installment due upon the Company securing additional financing or issuing shares of its capital stock on or before December 31, 2020. The Envirotech Note #2 was repaid in full on December 30, 2020 from proceeds of the PIPE offering that closed on December 29, 2020. See Note 7 to the consolidated financial statements included in this Annual Report.

Credit Facilities

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $7.1 million as of December 31, 2019. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at December 31, 2019, was approximately $6.6 million, and the principal amount outstanding under this line of credit was approximately $5.8 million at that date. The line of credit and related interest expense was repaid in full on February 3, 2020.. The line of credit is still available to the Company, but there is no current plan to borrow from it.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

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

On October 30, 2020, James L. Reynolds resigned from his employment with the Company, including his positions as the President and Chairman of the Board of the Company, as a member of the board of directors of the Company, and any and all other positions, directorships, and committee memberships that Mr. Reynolds held with the Company or any of its subsidiaries or other affiliated entities, in each case, effective as of October 30, 2020. Mr. Reynolds’ resignation did not result from a disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into Separation Agreement and General Release, dated October 30, 2020, pursuant to which Mr. Reynolds will be entitled to receive certain separation benefits see Note 9 and Note 11 to the consolidated financial statements included in this Annual Report.

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

We believe that the assumptions and estimates associated with the preparation of the financial statement information presented in this report are not significant because we have not generated any appreciable revenue. Therefore, we have not had to make assumptions or estimates related to a reserve for bad debt expense. As to future warranty costs to be incurred, we recorded a warranty reserve against 2020 revenue and will continue to evaluate the provision for such expenses in the future. These two items will have significant potential impact on our consolidated financial statements in the future. We also have no significant current litigation on which we have to provide reserves or estimate accruals and our investment to date in property, plant and equipment has not been significant. We therefore have not had to rely on estimates related to impairment. We have not generated any taxable income to date, so have not had to make any decisions about future profitability that would impact recording income tax expense. Assuming we are able to generate future profits by executing our business plan, these areas, among others, will most likely be our critical accounting policies and estimates.

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

We early-adopted ASU No. 2016-02, Leases (Topic 842). The amendment requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this amendment is permitted for all entities. While we do not anticipate that, going forward, leases will be material to our balance sheet, we chose to early-adopt as of December 31, 2017 due to our entering into new leases during the year. These new leases are the only leases required to be included on our balance sheet under the new standard. Consequently, the adoption of the new lease standard did not have any impact to prior period information. Further, these leases are operating leases and, therefore, have no income statement impact resulting from the adoption of this standard.

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

We will retain our emerging growth company status until the first to occur of: (i) the end of the fiscal year in which the fifth anniversary of the completion of our initial public offering occurs, (ii) the end of the fiscal year in which our annual revenues exceed $1.07 billion, (iii) the date on which we issue more than $1 billion in non-convertible debt during any three-year period or (iv) the date on which we qualify.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ADOMANI, Inc.

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADOMANI, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2021

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,136	$4,432
Marketable securities	—	2,771
Accounts receivable	14	661
Notes receivable, net	—	40
Inventory, net	354	494
Prepaid expenses	1,083	1,197
Other current assets	15	41
Total current assets	5,602	9,636
Property and equipment, net	102	112
Other non-current assets	464	569
Total assets	$6,168	$10,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9	$418
Accrued liabilities	897	649
Notes payable, net	204	—
Line of credit	—	5,820
Total current liabilities	1,110	6,887

Long-term liabilities
Other non-current liabilities	216	148
Notes payable, net	207	—
Total liabilities	1,533	7,035

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2020, and December 31, 2019	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 112,670,580 and 73,125,538 issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	1	1
Additional paid-in capital	68,198	62,459
Accumulated deficit	(63,564)	(59,178)
Total stockholders’ equity	4,635	3,282
Total liabilities and stockholders’ equity	$6,168	$10,317

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Sales	618	$12,561
Cost of sales	303	11,627
Gross profit (loss)	315	934
Operating expenses:
General and administrative	4,422	5,705
Consulting	155	333
Research and development	75	109
Total operating expenses, net	4,652	6,147
Loss from operations	(4,337)	(5,213)
Other income (expense):
Interest income (expense), net	(49)	42
Other income	—	18
Total other income (expense)	(49)	60
Loss before income taxes	(4,386)	(5,153)
Income tax expense	—	—
Net loss	$(4,386)	$(5,153)
Net loss per share to common stockholders:
Basic and diluted	$(0.06)	$(0.07)
Weighted shares used in the computation of net loss per share:
Basic and diluted	75,583,936	72,919,333

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	72,732,292	$1	$61,628	$(54,025)	$7,604
Common stock issued for services	322,162	—	55	—	55
Common stock issued for stock options exercised	71,084	—	7	—	7
Stock based compensation	—	—	769	—	769
Net loss	—	—	—	(5,153)	(5,153)
Balance, December 31, 2019	73,125,538	$1	$62,459	$(59,178)	$3,282
Common stock issued for services	545,057	—	76	—	76
Shares issued in exchange for warrants	27,499,985	—	—	—	—
Common stock issued for cash	11,500,000	—	5,425	—	5,425
Offering costs netted against proceeds from common stock issued for cash	—	—	(109)	—	(109)
Stock based compensation	—	—	347	—	347
Net loss	—	—	—	(4,386)	(4,386)
Balance, December 31, 2020	112,670,580	$1	$68,198	$(63,564)	$4,635

See accompanying notes to consolidated financial statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	(4,386)	(5,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	48
Amortization of right of use assets	198	—
Provision for bad debt	338	274
Stock based compensation expense	347	769
Common stock issued for services	76	55
Loss on write-down of property and equipment	—	7
Changes in assets and liabilities:
Accounts receivable	648	335
Notes receivable	(15)	(27)
Inventory	140	(494)
Prepaid expenses	114	(95)
Other current assets	25	(44)
Other non-current assets	(199)	58
Accounts payable	(409)	76
Accrued liabilities	248	(320)
Other non-current liabilities	(130)	(71)
Net cash used in operating activities	(2,961)	(4,582)
Cash flows from investing activities:
Purchase of property and equipment, net	(12)	(13)
Proceeds from sale of marketable securities	2,770	1,179
Investment in note receivable, net	—	(38)
Net cash provided by investing activities	2,758	1,128
Cash flows from financing activities:
Proceeds from issuance of common stock	5,425	—
Payments for deferred offering costs	(109)	—
Advances on line of credit	150	5,850
Principal repayments on line of credit	(5,970)	(1,730)
Proceeds from third party notes	738	—
Payments on third party notes	(738)	—
Proceeds from exercise of stock options	—	7
Proceeds from SBA loans	411	—
Net cash provided by financing activities	(93)	4,127
Net change in cash and cash equivalents	(296)	673
Cash and cash equivalents at the beginning of the period	4,432	3,759
Cash and cash equivalents at the end of the period	$4,136	$4,432
Supplemental cash flow disclosures:
Cash paid for interest expense	$141	$146
Cash paid for income taxes	$—	$—
Non-cash transactions:
Other non-current asset reclassified to property & equipment	$—	$7
Assets received offsetting notes receivable	$22	$—
Equipment transferred against note receivable	$—	$2

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

2. Summary of Significant Accounting Policies

Basis of Presentation— The Company’s consolidated financial statements and related disclosures for the periods ended December 31, 2020 and 2019, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

Going Concern— As of December 31, 2020, we had cash and cash equivalents of approximately $4.1 million, primarily the result of the approximately $5.3 million net proceeds from the December 29, 2020 closing of the $5.425 million Tranche I of the financing commitments discussed below and in Note 7 and Note 8. The net proceeds were reduced by the repayment of certain debt discussed in Note 6 and reduced further by the payment of certain accrued liabilities. As disclosed on December 24, 2020 in a press release, the Company entered into a non-binding letter of intent (“LOI”) with Envirotech Drive Systems, Inc. (EVT) a manufacturer of purpose-built all-electric zero-emission Class 3, 4 and 5 vehicles, regarding a potential business combination transaction pursuant to which the Company would merge with and into EVT, whereby EVT would become a wholly-owned subsidiary of ADOMANI, Inc. in exchange for shares of ADOMANI common stock. On March 16, 2021, we completed the merger with EVT. A condition of closing is that EVT brings $5 million cash to the combined company.   The merger closing is one condition required to complete the financing commitments; as soon as we satisfy the required SEC registration of the shares issued with respect to the financing commitments we will complete the remaining $17.25 million funding of Tranche II of the financing commitments. We therefore believe that we will have adequate funding for more than twelve months from the date of issuance of the 2020 financial statements, which we believe alleviates substantial doubt about our ability to continue as a going concern.

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

Fair Value of Financial Instruments—The carrying values of our financial instruments, including cash, accounts receivable, prepaid expenses, other current assets, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

In applying ASC Topic 606, the Company is required to:

(1)identify any contracts with customers;

(2)determine if multiple performance obligations exist;

(3)determine the transaction price;

(4)allocate the transaction price to the respective obligation; and

(5)recognize the revenue as the obligation is satisfied.

As part of the termination agreement with Blue Bird, the Company has been paid $5,000 for each electric drivetrain Blue Bird ordered from Cummins Corporation during the period of June 1, 2019 through September 30, 2019.  This agreement is a single performance obligation with the Company recognizing revenue upon notification from Blue Bird that delivery has been made to its customer. The final customer delivery by Blue Bird was made in April, 2020; the final payment was made in June, 2020; thus, no additional revenue will be recorded by ADOMANI related to the termination agreement.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $13,609 and $661,352 as of December 31, 2020 and 2019, respectively. Because the trade accounts receivable balance as of December 30, 2020 is immaterial, and because all but $15,000 of the trade accounts receivable balance as of December 31, 2019 related to two California government agencies, and was paid to ADOMANI during the three months ended June 30, 2020, no allowance has been recorded relative to the trade accounts receivable balance as of December 31, 2020 and 2019, respectively.

Notes Receivables— The Company also had notes receivable of $833,588 and $834,491 as of December 31 2020 and 2019, respectively. The Company provided an allowance for notes receivable of $808,588 and $471,000 as of December 31, 2020 and 2019, respectively (see Note 5).

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had inventory on hand of $353,730 and $494,158 as of December 31, 2020 and 2019, respectively. The Company provided no inventory allowance as of December 31, 2020 and 2019, respectively.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $965,994 and $935,204 as of December 31, 2020 and 2019, respectively.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2020 and 2019, respectively, the Company recognized a full valuation allowance for all deferred tax assets.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2020 and 2019, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2020, the Company had 9,685,247 and 10,681,327 stock options and stock warrants outstanding, respectively.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of December 30, 2020 and 2019, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $75,000 and $108,751 for the years ended December 31, 2020 and 2019, respectively.

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

3. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$41,799	$41,799
Leasehold improvements	35,042	23,338
Computers	59,668	59,667
Machinery & equipment	22,440	—
Vehicles	72,299	72,299
Test/Demo vehicles	15,784	15,784
Total property and equipment	247,032	212,887
Less accumulated depreciation	(145,369)	(101,044)
Net property and equipment	$101,663	$111,843

Depreciation expense was $44,325 and $48,576 for the years ended December 31, 2020 and 2019, respectively.

4. Income Taxes

The cumulative estimated net operating loss (“NOL”) carry-forward is $26,932,029 and $22,902,141 at December 31, 2020 and 2019, respectively, and will expire in the years 2040 and 2039, respectively. There is also a research and development (“R & D”) tax credit carryforward of $274,891 available to the Company in addition to the NOL carryforward at December 31, 2020 and 2019, respectively (there were no qualifying R & D expenditures in 2020). Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2020	2019
Net operating loss	846,276	871,662
Deferred tax asset attributable to:
Net operating loss carryover	5,655,726	4,809,450
Research and development tax credit carryforward	274,891	274,891
Sub-total	5,930,617	5,084,341
Valuation allowance	(5,930,617)	(5,084,341)
Net deferred tax asset	—	—
Cumulative NOL	26,932,029	22,902,141
Cumulative NOL at 21%	5,655,726	4,809,450

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2020. Should a change in ownership occur, net operating loss carryover may be limited as to use in future years. Federal tax returns for tax years since 2016 are still open for examination by the Internal Revenue Service.

5. Notes Receivable

On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company on its note receivable. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. In 2020, the Company obtained possession of certain of the assets with an estimated fair market value of approximately $22,440 (see Note 3), and sold various items for $4,500. The Company has taken possession of the majority of the foreclosed assets that it wants and has moved them to a temporary site. However, the Company is still being denied access to the remaining foreclosed assets it desires to remove from the Ebus location. On April 13, 2020, the Company commenced an action in Los Angeles Superior Court against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages (see Note 12). On January 14, 2021, a cross-complaint was filed against the Company by Ebus and Anders B. Eklov for unjust enrichment and conversion of domain name, seeking monetary damages and injunctive relief. The Company intends to pursue its claims set forth in the complaint and defend the claims set forth in the cross-complaint. In 2020, the Company recorded an additional $148,060 allowance as bad debt expense against the amount receivable based on a revised assessment of recoverability from the assets obtained. The Company continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale and has commenced efforts to dispose of those foreclosed assets it possesses and which it will not use in its daily operations. As a result of the 2020 activity, the net remaining amount estimated to be realizable at December 31, 2020 is $25,000.

The Company loaned $200,000 pursuant to a secured promissory note to an unaffiliated third party in the energy storage technology industry in September 2018. The stated interest rate under the note is 9% per annum and all unpaid interest has become part of the principal balance since September 2019 and compounds accordingly. The amount outstanding under the note will automatically convert into preferred stock of the borrower in connection with a financing that results in aggregate gross proceeds to the borrower of at least $500,000. Additionally, the Company may optionally convert into preferred stock of the borrower any or all of the amount outstanding under the note at any time. The note is secured by substantially all of the assets of the borrower and was scheduled to mature on December 31, 2020 unless conversion of the note occurred prior to that date. Neither repayment nor the conversion into preferred stock has occurred, and the Company is highly uncertain about the viability of the lender’s business prospects. In 2019, accrued interest totaling $23,496 on the original $200,000 note, that had accrued between September 2018 and December 2019, was reclassified to principal, and in 2020, additional unpaid and accrued interest of $20,964 was also added to principal, bringing the total outstanding balance to $244,460. In December 2019, the Company recorded a $100,000 allowance as bad debt expense against the original $200,000 note based on a preliminary assessment of collectability, and an additional $144,460 allowance has been recorded in 2020 to fully reserve against the loan. The principal and unpaid interest of $244,460 and the corresponding reserve in the same amount remain classified as a non-current asset on the consolidated balance sheet as of December 31, 2020.

In May 2019, the Company loaned an additional $38,000 pursuant to a secured promissory note to the same unaffiliated third party. The note carries the same terms and conditions as the initial note described in the preceding paragraph, but was scheduled to mature on March 31, 2020. The total unpaid principal and accrued interest, as of December 31, 2019, was $39,995. The additional $38,000 has not been repaid as of December 31, 2020, and all unpaid interest has been added to the principal balance since March 31, 2020 when it was not repaid, increasing the outstanding amount at December 31,2020 to $45,068.  The company recorded an allowance recorded as bad debt expense of $45,068 in 2020 to fully reserve against the loan. The principal and unpaid interest of $45,068 and the correspond reserve in the same amount have been reclassified as a non-current asset.

The combined principal and unpaid interest of both of these notes was $289,528 and $263,491 as of December 31, 2020 and December 31, 2019, respectively.

6. Debt

As of December 31, 2019, the principal amount outstanding under the Morgan Stanley line of credit was approximately $5.8 million, and the undrawn borrowing availability was $820,948. On February 3, 2020, the Company sold marketable securities and paid off the balance, including accrued interest, of the line of credit.

The line of credit is still available to the Company, but there is no current plan to borrow from it.

On May 6, 2020, the Company received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (Wells Fargo), the lender. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks, or, if elected by the Company, twenty-four weeks, in either case, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week or twenty-four week period, as applicable. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020, and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100% forgiveness and had been forwarded to SBA for their approval. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). Any EIDL advance must be repaid as part of the PPP Loan forgiveness process. As of December 31, 2020, the principal and accrued interest on the PPP Note is $262,979, of which $203,867 and $59,112 is reflected on the consolidated balance sheets as current and long-term liabilities, respectively.

On May 20, 2020, the Company received $150,000 in loan funding from the U.S. SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL load is evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 17, 2021 through the maturity date of May 17, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty. As of December 31, 2020, the principal and accrued interest on the EIDL Note is $153,789, all of which is reflected on the consolidated balance sheets as a long-term liability.

On October 28, 2020, the Company received $500,000 in loan funding (the “EVT Loan #1”) from Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated (“EVT”). The EVT Loan #1 was evidenced by a balloon payment promissory note, dated October 28, 2020, issued by the Company in favor of Lender (the “EVT Note #1”) in an original principal amount of $500,000. No interest will accrue on the unpaid principal amount of the EVT Loan #1. In connection with the funding of the EVT Loan #1, the Company paid to EVT an origination fee in the amount of $49,999. Under the terms of the EVT Note #1, the unpaid principal amount of the EVT Loan #1 was payable by the Company in one installment due upon the Company securing additional financing or issuing shares of its capital stock on or before December 31, 2020. The EVT Note #1 was repaid in full on December 30, 2020 from proceeds of the PIPE offering that closed on December 29, 2020. See Note 7.

On November 25, 2020, the Company received an additional $237,840 in loan funding (the “EVT Loan #2”) from EVT. The funding of this loan was accomplished by EVT making a $237,840 additional deposit for ADOMANI required by the manufacturer of ten all-electric trucks previously ordered by ADOMANI, for which ADOMANI did not have sufficient funds to pay for. The EVT Loan #2 was evidenced by a balloon payment promissory note, dated November 25, 2020, issued by the Company in favor of Lender (the “EVT Note #2”) in an original principal amount of $237,840. No interest will accrue on the unpaid principal amount of the EVT Loan #2. In connection with the funding of the EVT Loan #2, the Company paid to EVT an origination fee in the amount of $23,784. Under the terms of the EVT Note #2, the unpaid principal amount of the EVT Loan #2 was payable by the Company in one installment due upon the Company securing additional financing or issuing shares of its capital stock on or before December 31, 2020. The EVT Note #2 was repaid in full on December 30, 2020 from proceeds of the PIPE offering that closed on December 29, 2020. See Note 7.

7. Common Stock

Effective January 1, 2020, the Company renewed its agreement with a consultant to provide sales and marketing expertise. The consultant was to be paid $8,200 per month, consisting of $3,200 in cash and $5,000 of common stock. The number of shares of common stock to be issued was determined by the Company’s closing stock price on the last market day of the respective preceding month. Effective August 31, 2020, the Company terminated its agreement with the consultant. For the years ended December 31, 2020 and 2019, respectively, the Company issued 336,574 and 322,162 shares of common stock to the consultant, respectively. As of December 31, 2020, the Company has issued a total of 658,736 shares of common stock to the consultant.

Effective March 31, 2020, the Company hired a consultant with expertise in the public funding process for the State of California. The consultant was to be paid $5,000 per month in common stock, and was entitled to a $9,000 bonus should the Company receive public funding appropriate to it completing $2 million in transactions as of June 30, 2020. The number of shares of common stock to be issued was determined by the Company’s closing stock price on the last market day of the respective preceding month. Additionally, the consultant was entitled to 1% of the non-publicly funded portion of transactions completed during the term of the agreement and for the six months following. The agreement expired on June 30, 2020, at which point the Company had not received public funding appropriate to it completing $2 million in transactions, therefore, the consultant did not earn the $9,000 bonus or any additional compensation. As of December 31, 2020, the Company has issued a total of 129,677 shares of common stock to the consultant.

Effective May 21, 2020, the Company hired a consultant with expertise in marketing and public relations strategy. The consultant was to be paid $2,500 per month in common stock. The number of shares of common stock to be issued was determined by the average of the Company’s closing stock price for the respective preceding month. For the year ended December 31, 2020, the Company has issued 78,806 shares of common stock to the consultant. On December, 29, 2020, the Company and the consultant agreed to terminate the agreement as of December 31, 2020. Accordingly, the final payment was made on January 5, 2021 by issuing 4,978 shares of common stock to him, for a cumulative total of 83,784 shares issued to him. See Note 14.

On December 2, 2020, the Company entered into Exchange Agreements (the “Exchange Agreements”) with the holders (collectively, the “Holders”) of outstanding warrants of the Company to purchase 5,499,997 shares of the

Company’s common stock, $0.00001 par value per share (“Common Stock”) issued in January 2018 (the “Warrants”).

Pursuant to the Exchange Agreements, the Holders agreed to cancel the Warrants in exchange for the issuance of 27,499,985 shares of Common Stock (the “Exchange”). The closing of the Exchange occurred on December 4, 2020. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. See Note 8.

On December 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company will sell, and the investors will purchase, shares of common stock of the company, par value $0.00001 (the “Common Stock”), and warrants (the “Warrants”) to purchase additional shares of Common Stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. The Company raised gross cash proceeds of $5,425,000 through the sale and issuance of 11,500,000 shares of Common Stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of Common Stock at an exercise price of $0.50 per share. The share and warrant amounts issued include 650,000 shares and 487,500 warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. Proceeds net of related offering costs were approximately $5.3 million.

The second closing of the Financing is subject to, and contingent upon, the effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock sold, or issuable under the Warrants, in connection with the Financing, and the closing of the proposed business combination transaction with Envirotech Drive Systems Incorporated (the “Transaction”). Upon the second closing, the Company will raise aggregate gross cash proceeds of approximately $16,275,000 through the sale and issuance of 38,333,334 shares of Common Stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,670 shares of its Common Stock at an exercise price of $1.00 per share.

The share and warrant amounts to be issued  include 2,166,667 shares and 1,083,333 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.

In connection with the Financing, the Company’s officers and directors agreed not to sell or otherwise dispose of any of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock held by them for a period ending 30 days after the Effective Date (as defined in the Purchase Agreement), subject to certain exceptions.

The securities to be sold in the Financing have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. However, in conjunction with the first closing of the Financing, the Company has also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to register, on behalf of the investors, the shares of Common Stock and the shares of Common Stock underlying the Warrants.

8. Stock Warrants

As of December 31, 2019, the Company had issued warrants to purchase 7,556,323 shares of Common Stock, consisting of a warrant to purchase 199,659 shares of Common Stock with a measurement price of $5.00 and an exercise price of $6.00, a warrant to purchase 350,000 shares of Common Stock with a measurement price of $5.00 and an exercise price of $5.00, a warrant to purchase 1,250,000 shares of Common Stock with a measurement price of $1.00 and an exercise price of $4.00, warrants issued to three warrant holders to purchase 750,001 shares of Common Stock with a measurement price of $3.21 and an exercise price of $4.50, warrants issued to two warrant holders to purchase 256,667 shares of Common Stock with a measurement price of $3.21 and an exercise price of $3.75, and warrants issued to eleven warrant holders to purchase 4,749,996 shares of Common Stock with a measurement price of $3.29 and an exercise price of $4.50.

On December 2, 2020, the Company entered into Exchange Agreements (the “Exchange Agreements”) with the holders (collectively, the “Holders”) of outstanding warrants of the Company to purchase 5,499,997 shares of the Company’s common stock, $0.00001 par value per share (“Common Stock”) issued in January 2018 (the “Warrants”).

Pursuant to the Exchange Agreements, the Holders agreed to cancel the Warrants in exchange for the issuance of 27,499,985 shares of Common Stock (the “Exchange”). The closing of the Exchange occurred on December 4, 2020. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On December 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company will sell, and the investors will purchase, shares of common stock of the company, par value $0.00001 (the “Common Stock”), and warrants (the “Warrants”) to purchase additional shares of Common Stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. The Company raised gross proceeds of $5,425,000 through the sale and issuance of 11,500,000 shares of Common Stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of Common Stock at an exercise price of $0.50 per share. Proceeds net of related offering costs were approximately $5.3 million. See Note 7.

The second closing of the Financing is subject to, and contingent upon, the effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) registering the shares of Common Stock sold, or issuable under the Warrants, in connection with the Financing, and the closing of the proposed business combination transaction with Envirotech Drive Systems Incorporated (the “Transaction”). Upon the second closing, the Company will raise aggregate gross proceeds of approximately $16,275,000 through the sale and issuance of 38,333,334 shares of Common Stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,670 shares of its Common Stock at an exercise price of $1.00 per share. See Note 7.

As a result of the 2020 activity, as of December 31, 2020, the Company has issued warrants to purchase an aggregate of 10,681,327 shares of common stock.

The Company’s warrant activity for the years ended December 31, 2020 and 2019 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2018	7,556,323	$4.45	3.8
Outstanding at December 31, 2019	7,556,323	$4.45	2.8
Granted	8,625,001	$0.50	5.0
Warrants exchanged for common stock	(5,499,997)	$4.50	0.0
Outstanding at December 31, 2020	10,681,327	$1.33	4.2

Exercisable at December 31, 2020	2,056,326	$4.33	1.1

As of December 31, 2020, the outstanding warrants have no intrinsic value.

9. Stock-Based Compensation

Effective January 2, 2020, the Company entered into consulting agreement with Suneel Sawant under which Mr. Sawant agreed to perform certain services for the Company, including, among other things, services related to the establishment, maintenance, and management of a network for the sale its zero-emission vehicles and related products and services to customers located in India. As full compensation for the services to be provided by Mr. Sawant under the agreement, the Company agreed to grant Mr. Sawant options to purchase up to 2,000,000 shares of the Company’s common stock, all fully vested and exercisable on the grant date. One million of the shares subject to these options had an exercise price of $0.50 per share and were forfeited because they expired on December 31,

2020. The remaining 1,000,000 shares subject to the options have an exercise price of $1.00 per share and will expire if not exercised on or before December 31, 2021. The options were valued using the Black-Scholes option-pricing model, resulting in fair market values of $76,299 and $86,099 for the options expiring on December 31, 2020 and 2021, respectively. The assumptions used in the valuation of the options expiring on December 31, 2020 included an expected term of one year, volatility of 172.40%, and a risk-free interest rate of 1.56%. The assumptions used in the valuation of the options expiring on December 31, 2021 included an expected term of two years, volatility of 155%, and a risk-free interest rate of 1.58%.  Because these options were fully vested and exercisable as of the grant date, the combined fair market value of $162,398 was recorded as stock-based compensation expense during the period ending March 31, 2020. Mr. Sawant was notified by the Company on January7, 2021 that, pursuant to provisions in his consulting agreement, the agreement will be terminated in 30 days. Mr. Sawant elected not to exercise the unexercised options by the close of business on February, 6, 2021, and the options were forfeited.

On March 6, 2018, Edward R. Monfort ceased serving as the Company’s Chief Technology Officer. Upon Mr. Monfort’s separation from service, the Company’s board of directors suspended Mr. Monfort’s outstanding options. Although such options remained outstanding, they were unexercisable as of December 31, 2019. As of December 31, 2019, outstanding options to purchase an aggregate of 14,297,902 shares of common stock were attributable to Mr. Monfort. Effective as of February 4, 2020, all such options were cancelled by the Company in connection with the settlement of Mr. Monfort’s claims against the Company.

In May 2020, the Company’s board of directors granted to certain employees and directors options to purchase an aggregate of 2,235,000 shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan. The options are for a contractual term of 10 years, vest over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to a grantee’s continuous service to the Company through each such vesting date. The exercise price for these options is $0.12 per share. The options were valued using the Black-Scholes option-pricing model, resulting in a fair market value of $204,933. The assumptions used in the valuation included an expected term of 5.75 years, volatility of 147.50% and a risk-free interest rate of 0.50%.On October 30, 2020 (the “Separation Date”), James L. Reynolds retired and resigned from his employment with the Company, including his positions as the President and Chairman of the Board of the Company, as a member of the board of directors of the Company, and any and all other positions, directorships, and committee memberships that Mr. Reynolds held with the Company or any of its subsidiaries or other affiliated entities, in each case, effective as of the Separation Date. Mr. Reynold’s resignation did not result from a disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Reynold’s resignation, the Company and Mr. Reynolds entered into the Separation Agreement. Pursuant to the Separation Agreement, Mr. Reynolds will be entitled to receive the following separation benefits in consideration of, and subject to, Mr. Reynolds’ compliance with his continuing obligations under the Separation Agreement and all other agreements between Mr. Reynolds and the Company:

•	a cash payment in the amount of $64,250, subject to standard deductions and tax withholdings, to be made to Mr. Reynolds on January 15, 2021 (See Note 14);
•

a cash payment in the amount of the monthly COBRA premiums that would otherwise be owed by Mr. Reynolds on or before December 31, 2020, if Mr. Reynolds elected COBRA continuation coverage under the Company’s group health plan for himself and his dependents, subject to standard deductions and tax withholdings this payment was made as required;

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

During 2020, Mr. Monfort’s 14,297,902 vested options were cancelled per the discussion above; former officers of the Company forfeited options to purchase an aggregate of 3,500,000 shares of common stock with an exercise price of $0.10 per share; consultants forfeited options to purchase an aggregate of 704,436 shares of common stock with an exercise price of $0.10 per share and 1,000,000 shares of common stock with an exercise price of $0.50 per share. Employees  forfeited options to purchase an aggregate of: 86,177 shares of common stock with an exercise price of $1.31 per share; 161,433 shares with an exercise price of $0.45 per share; and 417,143 shares with an exercise price of $0.12 per share.

Stock option activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Life (years)
Outstanding at December 31, 2018	24,728,422	0.15	2.6
Granted	1,095,000	0.45
Exercised	(71,084)	0.10
Canceled/Forfeited	(135,000)	1.31
Outstanding at December 31, 2019	25,617,338	0.16	1.9
Granted	4,235,000	0.42
Canceled/Forfeited	(20,167,091)	0.15
Outstanding at December 31, 2020	9,685,247	0.28	3.9
Exercisable at December 31, 2020	7,465,570	0.31	2.3

Stock-based compensation expense was $347,563 and $768,550 for the years ended December 31, 2020 and 2019, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2020, the Company expects to recognize approximately $252,288 of stock-based compensation expense for the non-vested portion of outstanding options over a weighted-average period of 1.88 years.

As of December 31, 2020, outstanding options have an intrinsic value of $2.1 million.

10. Customer and Vendor Concentration

For the year ended December 31, 2019, the Company had one customer, Blue Bird, that accounted for nearly all of its sales, and had one vendor, EDI, a subsidiary of Cummins, Inc., that accounted for nearly all of its cost of sales. As a result of the termination of the Blue Bird and Cummins agreements in 2019 and the change in the Company’s focus to selling all-electric mid-sized delivery trucks and cargo vans in the latter part of 2019, the Company in 2020 has one vendor for the trucks and vans, EEVI. Due to the nature of the potential market for customers for these vehicles, the Company does not have, nor does it expect to have, a significant concentration of sales of these vehicles with any one or a few customers in the future.

11. Commitments

Operating Leases

In January 2020, the Company renewed its lease for office space in Los Altos, California, which serves as office space for its Northern California operations. This lease expired December 31, 2020, and the Company elected not to renew the lease.

In February 2017, the Company signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In October 2017, the Company signed a non-cancellable lease for its corporate office space in Corona, California, to serve as its corporate headquarters. The lease is for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease is $568,912. The total amount due monthly is $7,600 at commencement and will escalate to $10,560 by its conclusion. Additionally, the lease included five months in which no rent payment is due. In November 2020, the Company vacated this space following staff reductions and moved remaining staff into the space discussed in the following paragraph.  While the Company has not paid the rent on this facility since October 2020, the expense is being accrued at the full amount until a resolution is reached with the landlord.

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

Effective September 16, 2019, the Company renewed its employment agreement with James L. Reynolds, its President.  The term of the renewed employment agreement is five years, with an annual base salary of $294,000. The agreement includes an annual car allowance of $18,000. Mr. Reynolds resigned effective October 30, 2020. In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into Separation Agreement and General Release, dated October 30, 2020 (the “Separation Agreement”), pursuant to which Mr. Reynolds will be entitled to receive certain separation benefits, as more fully described in Note 9.

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

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement is five years and the agreement provides for an annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000. On November 1, 2020, Mr. Menerey agreed to reduce his compensation to $150,000 indefinitely.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of December 31, 2020, and after giving effect to the termination of the Company’s employment agreement with James L. Reynolds, its former President, and the related payment obligations thereunder, effective as of October 30, 2020, and the Company’s entry into the Separation Agreement and the related payment obligations thereunder, effective as of October 30, 2020:

	Payments due by period
	Total	Less than one year	1–3 years	4–5 years	More than 5 years
Operating lease obligations	$450,985	$211,884	239,101	—	—
Employment contracts	263,000	263,000	—	—	—
Total	$713,985	$474,884	239,101	—	—

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

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Mr. Monfort, and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On October 25, 2019, we answered the third amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.

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

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. A trial setting conference is scheduled in this matter for March 9, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On April 13, 2020, the Company filed a complaint against Ebus, Inc., Anders B. Eklov and Carol J. Eklov, Case No. 20ST-CV14275, in the Superior Court of California for the County of Los Angeles seeking to recover the remainder of the assets acquired by the Company through a credit bid in the amount of $582,000 at a foreclosure sale initiated by the Company following Ebus’s default in its obligations to the Company under a related promissory note. The complaint, among other things, seeks possession of the remainder of the assets and alleges that Ebus and the other defendants improperly converted or used certain of the assets. The Company continues to vigorously pursue such action and continues to evaluate several paths to obtaining the remaining assets that were purchased from Ebus at the foreclosure sale. On January 14, 2021, a cross-complaint was filed against the Company by Ebus, Inc. and Anders B. Eklov for unjust enrichment and conversion of domain name, seeking monetary damages and injunctive relief. The Company intends to pursue its claims set forth in the complaint and defend the claims set forth in the cross-complaint.

13. Leases

As of December 31, 2020, the Company is a party to three operating leases. All of these leases are office or warehouse leases. As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of December 31, 2020, this exception applies to the Stockton, California lease, which is month-to-month, and to the Los Altos, California lease, which expired on December 31, 2020 and has not been renewed. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

As a result of the applying the guidance of ASC 842 to its corporate office lease entered into in 2017, the Company recognized an operating liability of $377,129 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. The discount rate used for this lease was the Company’s estimated borrowing rate of 14%. As of December 31, 2020 and 2019, respectively, the ROU asset had a balance of $145,520 and $218,504 which is included in other non-current assets in the consolidated balance sheets. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheets, were $67,721 and $70,492, respectively, as of December 31, 2020 and 2019. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheets, were $77,799 and $148,012 respectively. The corporate office lease provides for one three-year option to renew with nine months advanced notice to the landlord. The option to renew the corporate office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it will assert its option to renew the lease. As of December 31, 2020, the Company’s corporate office operating lease had a weighted-average remaining lease term of 2.16 years. See Note 11.

During the year ended December 31, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 11). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability of $382,742 with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. The discount rate used for this lease was the Company’s estimated borrowing rate of 14%. The ROU asset had a balance of $265,538 as of

December 31, 2020, which is included in other non-current assets in the 2020 consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the 2020 consolidated balance sheet, were $127,580. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the 2020 consolidated balance sheet, were $137,958.   As of December 31, 2020, the Company’s warehouse operating lease had a weighted-average remaining lease term of 1.92 years.

As of December 31, 2020 and 2019, respectively, the combined ROU asset for the two leases discussed above had a balance of $411,058 and $218,504, respectively, which is included in other non-current assets in the consolidated balance sheets. As of December 31, 2020 and 2019, respectively, the combined current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheets, were $195,301 and $70,492, respectively. As of December 31, 2020 and 2019, respectively, the combined non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheets, were $215,757 and $148,012, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2020	2019
Lease cost
Operating lease cost	$273,965	$109,590
Short-term lease cost	$294,073	$117,857
Total lease cost	$568,038	$227,447
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	282,102	115,852
Weighted-average remaining lease term (in years):
Operating leases	2.04	3.16
Weighted-average discount rate:
Operating leases	14%	14%

14. Subsequent Events

On January 5, 2021, the Company issued a total of 4,978 shares of its common stock to a consultant engaged by the Company as final consideration for such consultant’s services. See Note 7.

On January 7, 2021, the Company’s Compensation Committee granted Phillip Oldridge, the Company’s CEO, options to purchase 5,000,000 shares of common stock at an exercise price of $0.45 per share. The options vest over a three year period and expire on the tenth anniversary of grant.

On January 15, 2021, the Company made a cash payment in the amount of $64,250, subject to standard deductions and tax withholdings, to Mr. Reynolds pursuant to the Separation Agreement. See Note 9.

On January 29, 2021, options to purchase an aggregate of 43,119 shares of common stock with an exercise price of $0.45 per share; and options to purchase 29,603 shares of common stock with an exercise price of $1.31 per share were forfeited as they were not exercised prior to the 90th day following termination of employment.

On February 6, 2021, options to purchase an aggregate of 1,000,000 shares of common stock with an exercise price of $1.00 per share were forfeited as they were not exercised prior to the 30th day following termination of a consulting agreement. See Note 9.

On February 11, 2021, options to purchase an aggregate of 18,714 shares of common stock with an exercise price of $0.45 per share; and options to purchase 30,561 shares of common stock with an exercise price of $1.31 per share were forfeited as they were not exercised prior to the 90th day following resignation of employment.

On February 28, 2021, options to purchase an aggregate of 26,734 shares of common stock with an exercise price of $0.45 per share; and options to purchase 43,659 shares of common stock with an exercise price of $1.31 per share were forfeited as they were not exercised prior to the 90th day following resignation of employment.

On March 16, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVT”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVT and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVT was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,000 shares of its common stock to the former EVT stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2020.

Item 11	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2020.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2020.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2020.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2020.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1

3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8

4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1

4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1

4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1

4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2

4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2

4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7

4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1

4.8	Description of Registrant’s Securities					X

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1

10.1+	2012 Stock Option and Stock Incentive Plan, and forms of agreement thereunder	1-A	024-10656	12/21/2016	6.4

10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9

10.4	Consulting Agreement, by and between Redwood Group International Limited and the Company, dated November 14, 2016	1-A	024-10656	12/21/2016	6.10

10.5+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15

			Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith
10.6+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17

10.7+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18

10.8+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

10.9	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1

10.10	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1

10.11	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1

10.12	Form of Leak-Out Agreement, dated January 5, 2018	8-K	001-38078	1/8/2018	10.2

10.13	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1

10.14	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2

10.15	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3

10.16	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4

10.17	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1

10.18+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2

10.19	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1

10.20	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1

10.21	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2

21.1	Subsidiaries of the Company					X

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm	10-K	001-38078	2/19/2019	23.1

24.1	Power of Attorney (included on signature page)					X

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

+	Indicates a management contract or compensatory plan.
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

ADOMANI, INC.

Date: March 31, 2021	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip W. Oldridge and Michael K. Menerey, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip W. Oldridge	Chief Executive Officer and Director	March 31, 2021
Phillip W. Oldridge	(Principal Executive Officer)

/s/ Michael K. Menerey	Chief Financial Officer and Director	March 31, 2021
Michael K. Menerey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Melissa Barcellos	Director	March 31, 2021
Melissa Barcellos

/s/ Michael Di Pietro	Director	March 31, 2021
Michael Di Pietro

/s/ Pam Compton	Director	March 31, 2021
Pam Compton

/s/ Theodore Thordarson	Director	March 31, 2021
Theodore Thordarson

/s/ Terri White Elk	Director	March 31, 2021
Terri White Elk