Form 10-K/A
period 2020-12-31
ADOMANI, INC.
filed 2021-04-28
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the OTC Markets Group Inc. on June 30, 2020 was approximately $16.8 million.

As of April 26, 2021, 255,233,558 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADOMANI, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10‑K of ADOMANI Inc., a Delaware corporation (“ADOMANI,” the “Company,” “we” or “us”) for the fiscal year ended December 31, 2020 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of April 26, 2020:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	60	Chief Executive Officer, Chairman of the Board, and Director
Michael K. Menerey	69	Chief Financial Officer, Secretary, Treasurer and Director
Theodore Thordarson	63	Chief Operating Officer
Directors
Melissa Barcellos(1)(2)(3)	37	Director
Michael Di Pietro(1)(2)(3)	66	Director
Bradley J. Dixon	46	Director
Pam Compton(3)	56	Director
Terri White Elk(1)(2)	49	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

Executive Officers

Phillip W. Oldridge, Chief Executive Officer, Chairman of the Board, and Director

Philip W. Oldridge has served as our Chief Executive Officer since September 2020 and as our Chairman of the Board and a director since March 2021. Prior to joining us, Mr. Oldridge was the founder and the Chief Executive Officer of GreenPower Motor Company, Inc., a publicly traded designer and manufacturer of passenger transit and shuttle buses, from November 2011 until June 2019, where he also served as a member of the board of directors from December 2012 until June 2019. From November 2006 until January 2010, Mr. Oldridge served as the Chief Executive Officer of Bus and Coach International, a manufacturer of busses and coaches. Before that, Mr. Oldridge was the Chief Executive Officer of Nevada Charter Inc., a bus and coach charter company, from October 1994 until December 2001. Mr. Oldridge holds an M.B.A. from Richmond, the American University in London, from which he also received a Bachelor of Science degree.

Michael K. Menerey, Chief Financial Officer, Secretary, Treasurer, and Director

Michael K. Menerey has served as our Chief Financial Officer since March 2016 and as a director since January 2017. Mr. Menerey is an inactive partner with CFO Edge LLC (“CFO Edge”), with respect to which he provided interim and project-related services to various entities as a Chief Financial Officer from September 2011 through December 2016. Prior to joining us and CFO Edge, Mr. Menerey was employed by Mapleton Investments, LLC from early 2000 through 2010; initially as Executive Vice President, and then as President and Chief Operating Officer from 2005 through 2010. Mr. Menerey served as Executive Vice President, Chief Financial Officer and Secretary of Falcon Communications and its predecessors from mid-1984 until the company sold in November 1999. From 1975 through November 2017, Mr. Menerey was a Certified Public Accountant, and received his undergraduate degree in Business Administration from the University of Michigan.

Theodore Thordarson, Chief Operating Officer

Theodore (Ted) Thordarson has served as our Chief Operating Officer since March 2021. Mr. Thordarson is a seasoned executive with broad operational experience as a developer, manager, and sales executive and expertise in planning, operations, sales and financial management. Before joining us, Mr. Thordarson served as President of TJ Thordarson Ltd., where he currently serves as a member of its board of directors. From 2000 until 2011, Mr. Thordarson served as the President and Development Director of Thormun Developments, Inc., a residential and commercial contracting land development company that he founded. From 2000 until 2011, Mr. Thordarson was President and Development Manager of 455417 BC, a real property development company. From 1995 until 1999, he served as the President and Operations Manager of Total Projects Corporation, a residential and commercial contractor and project management company founded by Mr. Thordarson. Mr. Thordarson is a graduate of the BCIT School of Business within the British Columbia Institute of Technology.

Non-Employee Directors

Melissa Barcellos, Director

Melissa Barcellos has served as a director since March 2021. Ms. Barcellos is Manager, Economic Development, of the City of Prince George, British Columbia, a position she has held since September 2015. She has also served as Principal and Benefit Auctioneer of Mellissa Lynn Auctions in Prince George, British Columbia, since May 2011. From February 2013 through September 2015, Ms. Barcellos was Economic Development Officer of Initiatives Prince George. Ms. Barcellos received a Bachelor of Commerce in Marketing and General Business from the University of Northern British Columbia, a Post Graduate Certificate in Economic Development from the University of Waterloo, and a Post Graduate Certificate in Real Property Valuation from the Sauder School of Business of the University of British Columbia.

Michael Di Pietro, Director

Michael Di Pietro has served as a director since March 2021. Mr. Di Pietro is the President of Michael DiPietro, CPA, Inc., a full-service public accounting firm he founded in 1991. Since July 2018, Mr. Di Pietro has served on the board of directors of Cathedral High School, a private, college preparatory Catholic all-boys school located in Los Angeles, California, where he is currently the chair of the finance committee. Mr. Di Pietro also previously served as a Director of Chino Commercial Bank, a community bank located in Chino, California, from April 2012 until April 2019. Mr. Di Pietro holds a Bachelor of Arts degree in Accounting from the University of South Florida, a Master of Arts in Accounting from the University of Notre Dame, a Master of Divinity and Biblical Studies from Fuller Theological Seminary.

Bradley J. Dixon, Director

Bradley J. Dixon has served as a director since April 2021. Mr. Dixon is a partner at the law firm Givens Pursley LLP, a position he has held since October 2015, and where he currently serves as a co-chair of the firm’s litigation group. Prior to joining Givens Pursley, Mr. Dixon was a partner at the law firm of Stoel Rives LLP from July 2005 to October 2015. Mr. Dixon holds a Bachelor of Science in Political Science from Boise State University and received his Juris Doctor from Willamette University College of Law.

Pam Compton, Director

Pam Compton has served as a director since March 2021. Since January 2020, Ms. Compton has served as a Branch Retail Executive of a branch of BBVA USA, where she presides over the daily operations of the bank branch. From October 2018 to January 2020, Ms. Compton was Vice President and Relationship Manager at a branch of Pacific Premier Bank. Prior to joining Pacific Premier Bank, Ms. Compton was Vice President and Relationship Manager at First Bank in Jurupa Valley, California, a position she held from October 2016 until October 2018. From July 2004 to October 2016, Ms. Compton was a Vice President and Relationship Manager at JPMorgan Chase & Co.

Terri White Elk, Director

Terri White Elk has served as a director since March 2021. Ms. While Elk is a member of the Real Estate Investment Sales team at Keller Williams Realty SW in Las Vegas, Nevada, a position she has held since July 2003. Ms. White Elk also served as Operations Manager of Innovative Real Estate Strategies, a real estate and investment firm based in Las Vegas, Nevada, from July 2009 until May 2018, and was a Sales Executive at Legacy Partners Inc., a real estate development firm, from March 2005 until September 2008. Ms. White Elk received a Bachelor of Arts degree in Political Science from Arizona State University.

Arrangements Involving Directors or Executive Officers

There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan, or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current members of our board of directors. There are also no arrangements, agreements, or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. The code is applicable to all of our directors, officers and employees and is available on our website at www.adomanielectric.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, to the extent required by applicable rules and exchange requirements.

CORPORATE GOVERNANCE

Currently, our board of directors consists of seven directors. The authorized number of directors may be changed only by resolution of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with each class holding office for a three-year term. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company or management. Each director serves until such director’s successor is duly elected and qualified or such director’s earlier resignation, death or removal. Our board of directors is responsible for our business and affairs and considers various matters that require its approval.

Director Independence

Our board of directors has undertaken a review of the independence of each director. The OTCQB, on which our common stock is quoted, does not have any director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Di Pietro and Mmes. Barcellos, Compton, and White Elk do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the NASDAQ Listing Rules.

Meetings of the Board

During the fiscal year ended December 31, 2020, the Board met five times. Each incumbent director serving during the fiscal year ended December 31, 2020 attended at least 75% of the aggregate of all meetings of our board of directors and applicable committee meetings during the period that he or she served as a director.

Information Regarding Committees of the Board

Our board of directors has established three standing committees, an Audit Committee, a Compensation Committee and Nominating, and a Corporate Governance Committee, each of which operates under a charter that has been approved by our board of directors. We intend to appoint persons to our board of directors and its committees as required from time to time to satisfy the corporate governance requirements under the NASDAQ Listing Rules.

Audit Committee

Our Audit Committee currently consists of Mr. Di Pietro (Chairperson) and Mmes. Barcellos and White Elk. The Audit Committee operates under a written charter, which is available on our website at www.adomanielectric.com. Our board of directors has determined that Mr. Di Pietro is an “audit committee financial expert” as defined by the regulations promulgated by the SEC and within the meaning of the NASDAQ Listing Rules.

Our Audit Committee is responsible for, among other things:

•	appointing, compensating, retaining and overseeing our independent registered public accounting firm;
•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•	reviewing, with our independent registered public accounting firm, all critical accounting policies and procedures;
•	reviewing with management the adequacy and effectiveness of our internal control structure and procedures for financial reports;
•

reviewing and discussing with management and our independent registered public accounting firm our annual audited financial statements and any certification, report, opinion or review rendered by our independent registered public accounting firm;

•	reviewing and investigating conduct alleged to be in violation of our code of business conduct and ethics;
•	reviewing and approving related party transactions;
•	preparing the Audit Committee report required in our annual proxy statement; and
•	reviewing and evaluating, at least annually, its own performance and the adequacy of the committee charter.

The Audit Committee met as a committee four times during the fiscal year ended December 31, 2020.

Compensation Committee

Our Compensation Committee currently consists of Mr. Di Pietro and Mmes. Barcellos and White Elk (Chairperson). The Compensation Committee operates under a written charter, which is available on our website at www.adomanielectric.com.

Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers and is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;
•	reviewing and approving the following compensation for our Chief Executive Officer and our other executive officers: salaries, bonuses, incentive compensation, equity awards, benefits and perquisites;
•	recommending the establishment and terms of our incentive compensation plans and equity compensation plans, and administering such plans;
•	recommending compensation programs for directors;
•	preparing disclosures regarding executive compensation and any related reports required by the rules of the SEC;
•	making and approving grants of options and other equity awards to all executive officers, directors and all other eligible individuals; and
•	reviewing and evaluating, at least annually, its own performance and the adequacy of the committee charter.

In carrying out these responsibilities, the Compensation Committee will review all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders. The Compensation Committee met as a committee two times during the fiscal year ended December 31, 2020.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2020, the non-employee directors that served on the Compensation Committee of our board of directors were our former directors Janet Boydell and John F. Perkowski. There are not currently, and during the fiscal year ended December 31, 2020, there were not any, interlocks of any of our executive officers or directors serving on the compensation committee or equivalent committee of another entity that has any director or executive officer serving on our Compensation Committee, any of our other committees, or our board of directors.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Mmes. Barcellos (Chairperson), Compton and White Elk. The Nominating and Corporate Governance Committee operates under a written charter, which is available on our website at www.adomanielectric.com.

Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	determining criteria for selecting new directors, including desired skills, experience and attributes, and identifying and actively seeking individuals qualified to become directors;
•	evaluating and selecting, or recommending to our board of directors, nominees for each election of directors;
•	considering any nominations of director candidates validly made by our stockholders;
•	reviewing and making recommendations to our board of directors concerning qualifications, appointment and removal of committee members;
•

developing, recommending for approval by our board of directors, and reviewing on an ongoing basis the adequacy of, our corporate governance principles, including director qualification standards, director responsibilities, committee responsibilities, director access to management and independent advisors, director compensation, director orientation and continuing education, management succession and annual performance evaluation of our board of directors and its committees;

•	assisting our board of directors in developing criteria for the evaluation of the performance of our board of directors and its committees;
•	if requested by our board of directors, assisting it in its evaluation of the performance of our board of directors and each of its committees; and
•	reviewing and reassessing the adequacy of its charter.

The Nominating and Corporate Governance Committee identifies potential director candidates through a variety of sources, including recommendations made by members of our board of directors and members of our executive management. When appropriate, the Nominating and Corporate Governance Committee may retain a search firm to identify director candidates.

In evaluating potential director candidates, the Nominating and Corporate Governance Committee may take into consideration such factors and criteria as it deems appropriate in evaluating a candidate, including:

•	his or her knowledge, expertise, skills, integrity, diversity, judgment, business, leadership or other experience;
•	his or her reputation in the business community;
•	the interplay of the candidate’s experience with the experience of other members of our board of directors;
•	the availability of such candidate to perform all responsibilities that will be expected of them as a member of our board and any committees; and
•	the extent to which the candidate would be a desirable addition to our board of directors and any committees.

The Nominating and Corporate Governance Committee reviews and assesses at least annually the skills and characteristics of the members of our board of directors, as well as the composition of our board of directors as a whole. The Nominating and Corporate Governance Committee’s assessment includes a review of our directors’ respective independence qualifications, skills and experience in the context of the needs of our board of directors. Additionally, the Nominating and Corporate Governance Committee considers diversity of experience at policy-making levels in business and technology, and in areas that are relevant to our activities. While we do not have a specific policy regarding diversity, when considering the nomination of directors, the Nominating and Corporate Governance Committee considers the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors.

In assessing the composition of our board of directors, the Nominating and Corporate Governance Committee considers the current and anticipated needs of our board of directors, and seeks to maintain an appropriate balance of different business backgrounds, skills and expertise based on the nature and requirements of our business. In evaluating potential director candidates, the Nominating and Corporate Governance Committee considers all relevant information regarding such candidates, including the membership criteria stated above, and whether such candidates would meet the Nominating and Corporate Governance Committee’s objectives for the overall composition of our board of directors, as well as the candidates’ ability and willingness to devote adequate time to the related responsibilities. When appropriate, the Nominating and Corporate Governance Committee will recommend qualified candidates for nomination by our entire board of directors. The Nominating and Corporate Governance met as a committee one time during the fiscal year ended December 31, 2020.

Board Leadership Structure and Board’s Role in Risk Oversight

The Chairman of our board of directors is Phillip W. Oldridge. The Chairman has authority, among other things, to preside over meetings of our board of directors and set the agenda for meetings of our board of directors. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. Because of the addition of the independent members of our board of directors, we currently believe that separation of the roles of Chairman and Chief Executive Officer is not necessary to ensure appropriate oversight by of our board of directors of our business and affairs. However, no single leadership model is right for all companies and at all times. Our board of directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, of our board of directors may periodically review its leadership structure. In addition, of our board of directors will hold executive sessions in which only independent directors are present.

Our board of directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities and, either as a whole or through its committees, regularly liaises with management to assess and manage our major risk exposures, the potential impact of such risks on our business and the steps we should take to mitigate or manage such risks. Our board of directors’ risk oversight process complements and supplements management’s risk assessment and mitigation processes, which include reviews of strategic and operational planning, executive development and evaluation, regulatory and legal compliance, and financial reporting and internal controls. The risk oversight process also includes receiving reports from committees of our board of directors and members of senior management to enable our board of directors to understand our risk identification, management and mitigation strategies with respect to areas of potential material risk.

Our principal sources of risk fall into two categories: (1) financial and (2) product commercialization. The Audit Committee oversees management of financial risks and communications with our independent registered public accounting firm regarding our risk exposures and the actions management has taken to limit, monitor or control such exposures, and our board of directors regularly reviews information regarding our cash position, liquidity an operations, as well as the risks associated with each. Our board of directors also regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us. Our Nominating and Corporate Governance Committee manages risks associated with the independence of the Board, corporate disclosure practices and potential conflicts of interest. While each of our committees is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed about such risks and matters involving significant risk are considered by our board of directors as a whole.

Stockholder Communications with the Board

Stockholders wishing to communicate with our board of directors or with one of our directors concerning our company may do so by writing to our board of directors or to the particular member of our board of directors, and mailing the correspondence to the attention of our board of directors or such individual director, c/o Corporate Secretary, 1215 Graphite Drive, Corona, California 92881, or by email to stockholdercommunications@adomanielectric.com. Our Corporate Secretary will maintain a log of such communications and will transmit as soon as practicable such communications to our Chairman of our board of directors, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by the Corporate Secretary, in consultation with our Chairman, as appropriate. Correspondence relating to accounting, internal controls or auditing matters will be handled in accordance with procedures established by the Audit Committee with respect to such matters.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2020, all filing requirements applicable to our executive officers, directors and beneficial owners of more than 10% of our common stock under the Exchange Act were met in a timely manner.

DIRECTOR COMPENSATION

Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2020, our directors who also served as employees were Mr. Reynolds, our former President and Chief Executive Officer, our Chief Financial Officer, Secretary and Treasurer.

We have a formal policy pursuant to which our non-employee directors are eligible to receive equity awards and annual cash retainers as compensation for service on our Board and committees of our Board. This policy includes annual compensation of $20,000, with an additional $5,000 annually to the chairpersons of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and reimbursement for all directors of reasonable expenses incurred during the course of their performance.

In May 2020, we granted each of our non-employee directors an option to purchase 33,571 shares of our common stock at an exercise price of $0.12 per share, which was equal to 125% of the average of the closing price of our common stock on the NASDAQ Capital Market during the 30-day period ending on May 12, 2020.

The table below sets forth the compensation earned by each of our non-employee directors during the fiscal year ended December 31, 2020:

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Gary W. Nettles(2)	25,000	3,078	28,078
Janet L. Boydell(3)	25,000	3,078	28,078
John F. Perkowski(4)	25,000	3,078	28,078

(1)

Represents the grant date fair values of the stock option awards granted to each of the non-employee directors on May 13, 2020, calculated in accordance with FASB ASC Topic 718. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

(2)	Mr. Nettles resigned from our board of directors effective March 16, 2021.
(3)	Ms. Boydell resigned from our board of directors effective March 16, 2021.
(4)	Mr. Perkowski resigned from our board of directors effective March 16, 2021.

Item 11EXECUTIVE COMPENSATION

Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2020 and 2019. These executive officers, who include our current and former principal executive officer and the two most highly-compensated executive officers (other than our principal executive officers), for the year ended December 31, 2020, were:

•	Phillip W. Oldridge, our Chief Executive Officer;
•	Michael K. Menerey, our Chief Financial Officer, Secretary and Treasurer;
•	James L. Reynolds, our former President and Chief Executive Officer; and
•	Richard A. Eckert, our former Chief Operating Officer.

We refer to these individuals in this section as our “Named Executive Officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2019 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Phillip W. Oldridge	2020	— (2)	—	—	—	—
Chief Executive Officer	2019	—	—	—	—	—
Michael K. Menerey	2020	204,233	—	32,878	—	237,111
Chief Financial Officer	2019	200,000	—	25,289	—	225,289
James L. Reynolds	2020	183,750(3)	—	91,693	80,650(4)	356,093
Former President and Chief Executive Officer	2019	281,250	—	—	4,500(5)	379,411
Richard A. Eckert	2020	181,733	—	32,878	5,500(6)	220,111
Former Chief Operating Officer	2019	188,000	—	25,289	6,000(7)	219,289

(1)

The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)	This amount represents base salary paid to Mr. Oldridge for his services from September 2, 2020, through December 31, 2020. During such period, Mr. Oldridge’s base salary was $1 per year.
(3)	This amount represents base salary paid to Mr. Reynolds for his services from January 1, 2020, through October 30, 2020. During such period, Mr. Reynolds’ base salary was $294,000 per year
(4)

This amount represents (i) car allowance payments in an aggregate amount of $12,000 paid to Mr. Reynolds from January 1, 2020, through October 30, 2020, pursuant to this employment agreement and (ii) separation benefits with an aggregate value of $68,650 received by Mr. Reynolds pursuant to the terms of the separation agreement we entered into with Mr. Reynolds.

(5)	This amount represents car allowance payments in an aggregate amount of $4,500 paid to Mr. Reynolds during the year ended December 31, 2019.
(6)	This amount represents car allowance payments in an aggregate amount of $5,500 paid to Mr. Eckert during the year ended December 31, 2020.
(7)	This amount represents car allowance payments in an aggregate amount of $6,000 paid to Mr. Eckert during the year ended December 31, 2019.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2020. Our Named Executive Officers did not hold any restricted stock or other awards as of December 31, 2020:

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael K. Menerey	4/18/2018(1)	121,697	13,303	1.31	4/18/2028
	4/24/2019(1)	75,999	59,001	0.45	4/24/2029
	5/13/2020(1)	—	358,571	0.12	5/13/2030
James L. Reynolds	11/28/2016(2)	5,000,000	—	0.10	9/1/2022
	4/24/2019(2)(3)	253,650	246,350	0.45	4/24/2029
	5/13/2020(3)	—	1,000,000	0.12	5/13/2030
Richard A. Eckert	4/18/2018(1)(4)	121,697	13,303	1.31	4/18/2028
	4/24/2019(1)(4)	75,999	59,001	0.45	4/24/2029
	5/13/2020(1)(4)	—	358,571	0.12	5/13/2030

(1)

The shares were initially subject to vesting over a three-year period, with one-third of the options vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service through such vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such options vested in full and became exercisable by the holder thereof on or before their respective expiration dates.

(2)

Pursuant to the terms of a separation agreement we entered into with Mr. Reynolds in connection with his resignation on October 31, 2020, the post-termination exercise period with respect to this option was extended until December 31, 2021.

(3)

Pursuant to the terms of a separation agreement we entered into with Mr. Reynolds, the unvested portion of such options as of October 30, 2020, Mr. Reynolds’ separation date, remained outstanding following such separation date, and will vest in full, if at all, upon our completion of a merger or similar transaction with any other company prior to the termination of such options, whereupon Mr. Reynolds will be entitled to exercise the applicable option for a period of one year following the occurrence of such transaction (or, if earlier, until the expiration date of the respective option). Upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, such options vested in full and became exercisable by Mr. Reynolds on or before March 16, 2022.

(4)

On April 27, 2021, Mr. Eckert resigned from his employment with us. The options held by Mr. Eckert at the time of his resignation, each of which was then fully vested and exercisable, will remain outstanding and continue to be exercisable by Mr. Eckert for a period of 90 days from the date of his resignation.

Compensation Arrangements with Named Executive Officers

Phillip W. Oldridge

Mr. Oldridge is our President and a member of our board of directors. We have not entered into an employment agreement with Mr. Oldridge. Mr. Oldridge’s base salary is currently $1 per year. During the year ended December 31, 2020, Mr. Oldridge was not paid any cash amount in consideration of his services from September 2, 2020, through December 31, 2020. On January 7, 2021, we granted Mr. Oldridge an option to purchase 5,000,000 shares of our common stock under 2017 Equity Incentive Plan (the “2017 Plan”) at an exercise price of $0.45 per share. The shares subject to such option were initially scheduled to vest over a three-year period, with one-third of the shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Oldridge.

Michael K. Menerey

Mr. Menerey is our Chief Financial Officer, Secretary, Treasurer and member of our board of directors. We entered into a written employment agreement with Mr. Menerey effective January 1, 2017. Before that time, we paid Mr. Menerey as a consultant through CFO Edge. During the year ended December 31, 2020, Mr. Menerey was to have received a total base salary of $215,000 pursuant to his employment agreement, but voluntarily and indefinitely reduced that amount to $150,000 effective November 1, 2020 due to our liquidity concerns. We also issued Mr. Menerey an option to purchase 358,571 shares of common stock under the 2017 Plan with an accounting value of $32,878. The shares subject to Mr. Menerey’s stock option were initially subject to vesting over a three-year period, with one-third of the shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Menerey.

James L. Reynolds

Mr. Reynolds is our former President, Chief Executive Officer and previously served as a member of our board of directors. Pursuant to an employment agreement entered into on September 16, 2019, Mr. Reynolds’ annual base salary was $294,000. In addition to his base salary, Mr. Reynolds was entitled to receive an annual car allowance of $18,000, and an annual bonus of five percent of our net profits on an annual basis. As we did not generate any net profits during the years ended December 31, 2019 or 2020, no bonus payments were made to Mr. Reynolds with respect to such years.

On October 30, 2020, Mr. Reynolds retired and resigned from his employment with us. In connection with Mr. Reynold’s resignation, we entered into a Separation Agreement and General Release, dated October 30, 2020, pursuant to which Mr. Reynolds received the following separation benefits:

•	a cash payment in the amount of $64,250, subject to standard deductions and tax withholdings, which was paid to Mr. Reynolds on January 15, 2021;
•

a cash payment in the amount of $4,400, representing the monthly COBRA premiums that would otherwise be owed by Mr. Reynolds if Mr. Reynolds elected COBRA continuation coverage under our group health plan for himself and his dependents, subject to standard deductions and tax withholdings, which was paid to Mr. Reynolds on December 7, 2020;

•

an extension of the post-termination exercise periods with respect to the vested portions of the following options held by Mr. Reynolds on his separation date until December 31, 2021: (i) the option to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share, which option was fully vested as of his separation date; and (ii) the option to purchase 500,000 shares of common stock at an exercise price of $0.45 per share, which was vested as to 253,650 shares of common stock as of his separation date; and
•

a modification of the options to purchase (i) 1,000,000 shares of common stock at an exercise price of $0.12 per share and (ii) 246,350 shares of common stock at an exercise price of $0.45 per share, in each case held by Mr. Reynolds at the time of his separation, which options were fully unvested as of his separation date, so that such options remained outstanding following his separation date and would vest in full, if at all, upon the occurrence of a merger or similar transaction with any other company before the expiration date of the respective option, after which Mr. Reynolds will be entitled to exercise the applicable option for a period of one year following the occurrence thereof (or, if earlier, until the expiration date of the respective option). Upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, such options vested in full and became exercisable by Mr. Reynolds on or before March 16, 2022.

Our separation agreement with Mr. Reynolds also contains a general release of any and all claims that Mr. Reynolds had or could have had against us and other related parties specified in such separation agreement, as well as customary provisions relating to the return of our property and covenants regarding the non-use and non-disclosure of our confidential and proprietary information.

Richard A. Eckert

Mr. Eckert is our former Chief Operating Officer, which position he held from March 1, 2017 until March 2021. During the year ended December 31, 2020, Mr. Eckert was to have received a total base salary of $188,000 but voluntarily and indefinitely reduced that amount to $150,000 effective November 1, 2020 due to Company liquidity concerns. We also issued Mr. Eckert an option to purchase 358,571 shares of common stock under the 2017 Plan with an accounting value of $32,878. The shares subject to Mr. Eckert’s stock option were initially subject to vesting over a three-year period, with one-third of the shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Eckert. On April 27, 2021, Mr. Eckert resigned from his employment with us. The options held by Mr. Eckert at the time of his resignation, each of which was then fully vested and exercisable, will remain outstanding and continue to be exercisable by Mr. Eckert for a period of 90 days from the date of his resignation.

Severance and Change in Control Payments and Benefits

Our Named Executive Officers are not entitled to any severance or change in control payments or benefits, other than as provided in the section entitled “Compensation Arrangements with Named Executive Officers” above and in award agreements that set forth the terms and conditions of the stock options granted to such individuals pursuant to our 2012 Stock Option Plan and pursuant to the 2017 Plan. Each such award agreement provides that, in the event of a “transfer of control,” any unvested portion of such option will vest immediately. For such purposes, a “transfer of control” includes the direct or indirect sale or exchange by our stockholders of all or substantially all of our capital stock, where our stockholders before such sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock after such sale or exchange; (b) a merger in which we are not the surviving corporation; (c) a merger in which we are the surviving corporation and our stockholders such merger do not retain, directly or indirectly, at least a majority of the beneficial interest in the our voting stock after such merger; (d) the sale, exchange, or transfer of all or substantially all of our assets; or (e) our liquidation or dissolution.

Limitations of Liability; Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law authorizes a corporation’s board of directors to grant, and authorizes a court to award, indemnity to officers, directors and other corporate agents. As permitted by Delaware law, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Pursuant to Delaware law such protection would be not available for liability:

•	for any breach of a duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	for any transaction from which the director derived an improper personal benefit; or
•

for an act or omission for which the liability of a director is expressly provided by an applicable statute, including unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law.

Our amended and restated certificate of incorporation also provides that if Delaware law is amended after the approval by our stockholders of the amended and restated certificate of incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law.

Our amended and restated certificate of incorporation and amended and restated bylaws further provide that we must indemnify our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated bylaws also authorize us to indemnify any of our employees or agents and authorize us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of his or her action in that capacity, whether or not Delaware law would otherwise permit indemnification.

In addition, our amended and restated bylaws provide that we are required to advance expenses to our directors and officers as incurred in connection with legal proceedings against them for which they may be indemnified and that the rights conferred in the amended and restated bylaws are not exclusive.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in material claims for indemnification. We believe that our indemnity agreements and our amended and restated certificate of incorporation and our amended and restated bylaws provisions are necessary to attract and retain qualified person as directors and executive officers.

Indemnity Agreements

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into indemnification agreements with each of our directors and executive officers. These agreements generally provide for the indemnification of such persons for all reasonable expenses and liabilities, including attorneys’ fees, judgments, penalties, fines and settlement amounts, incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity, to the extent indemnifiable under the law. We believe that these charter and bylaw provisions and indemnity agreements are necessary to attract and retain qualified persons as directors and executive officers. Furthermore, as is typical, we have director and officer liability insurance to cover both us and our directors and officers for liabilities that may be incurred in connection with their services to us.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 26, 2021, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our Named Executive Officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, we believe each person identified in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by them. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and Section 13(g) of the Securities Act.

Applicable percentage ownership in the following table is based on 255,233,558 shares of our common stock outstanding as of April 26, 2021. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after April 26, 2021 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o ADOMANI, Inc., 1215 Graphite Drive, Corona, California 92881.

Name of Beneficial Owner(1)	Number of Shares	Percent of Shares
Directors and Executive Officers
Phillip W. Oldridge(2)	5,000,000	1.9%
Michael K. Menerey(3)	1,130,185	*
James L. Reynolds(4)	11,553,000	4. 4%
Richard A. Eckert(5)	681,905	*
Melissa Barcellos(6)	2,275,850	*
Michael Di Pietro	—	—
Bradley J. Dixon	—	—
Pam Compton	16,000	*
Terri White Elk	—	—
All directors and executive officers as a group (10 persons)(7)	20,656,940	7.7%
5% Stockholders
Gerald Douglas Conrod(8)	43,781,533	17.2%
162315 Family Trust(9)	22,017,689	8.6%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)	Consists of 5,000,000 shares of common stock underlying options that have vested and are exercisable as of April 26, 2021.

(3)

Consists of (i) 501,614 shares of common stock held of record by the Menerey Living Trust u/t/d 4/12/96 and (ii) 628,571 shares of common stock underlying options that have vested and are exercisable as of April 26, 2021.

(4)

Consists of (i) 5,053,000 shares of common stock held of record by The Reynolds Irrevocable Family Trust II, Dated July 30, 2016 and (ii) 6,500,000 shares of common stock underlying options that have vested and are exercisable as of April 26, 2021.

(5)	Consists of (i) 53,334 shares of common stock and (ii) 628,571 shares of common stock underlying options that have vested and are exercisable as of April 26, 2021.
(6)

Represents 2,275,850 shares of common stock held of record by Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, over which Ms. Barcellos has voting and investment control pursuant to a Voting Trust Agreement dated March 20, 2017.

(7)	Consists of (i) 7,899,798 shares of common stock and (ii) 12,757,142 shares of common stock underlying options that have vested and are exercisable as of April 26, 2021.
(8)

The information reported is based solely on, and in reliance upon, and without independent investigation of, information provided by Gerald Douglas Conrod in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, Gerald Douglas Conrod is the beneficial owner of 21,763,844 shares of common stock, and has sole voting and dispositive power over such shares. Mr. Conrod serves as co-trustee of 162315 Family Trust and, in such capacity, shares voting and dispositive power over the 22,017,689 shares held of record by the trust. Mr. Conrod disclaims beneficial ownership of the shares held by the trust. The address of Gerald Douglas Conrod is 1961 Douglas Street, Victoria, British Columbia, V8T 4K7, Canada.

(9)

The information reported is based solely on, and in reliance upon, and without independent investigation of, information provided by 162315 Family Trust in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, 162315 Family Trust is the beneficial owner of 22,017,689 shares of common stock, and has sole voting and dispositive power over such shares. The address of 162315 Family Trust is 1103 Goldstream Avenue, Victoria, British Columbia, V9B 2Y9, Canada.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	9,685,247	$0.31	19,787,745
Equity compensation plans not approved by security holders	—	—	—
Total	9,685,247	$0.31	19,787,745

(1)

On June 9, 2017, our board of directors and stockholders approved and ratified the 2017 Plan, which authorizes the grant to officers, consultants and directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. The 2017 Plan initially authorized and reserved 15,000,000 shares of common stock for issuance thereunder, subject to an automatic annual increase equal to the smaller of 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

Employee Benefit and Equity Incentive Plans

We currently maintain the 2012 Stock Option Plan and our board of directors and stockholders have approved the 2017 Plan. Although we previously maintained a 2012 Preferred Stock Option Plan, we have since terminated such plan.

2017 Equity Incentive Plan

On June 9, 2017, we terminated our 2012 Stock Option Plan, at which time our 2017 Plan replaced our 2012 Stock Option Plan. The 2017 Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

Authorized Shares. A total of 15,000,000 shares of our common stock were initially authorized and reserved for issuance under the 2017 Plan. This reserve automatically increased on January 1, 2018 and will continue to increase on each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2017 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2017 Plan.

Plan Administration. The 2017 Plan is generally administered by the Compensation Committee of our board of directors. Subject to the provisions of the 2017 Plan, the Compensation Committee will determine in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. However, the Compensation Committee may delegate to one or more of our officers the authority to grant awards to persons who are not officers or directors, subject to certain limitations contained in the 2017 Plan and award guidelines established by the committee. The Compensation Committee has the authority to construe and interpret the terms of the 2017 Plan and awards granted under it. The 2017 Plan provides, subject to certain limitations, for indemnification by us of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2017 Plan. The 2017 Plan authorizes the Compensation Committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices in excess of the fair market value of the underlying shares of common stock in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying common stock or a cash payment. The 2017 Plan limits the grant date fair value of all equity awards and the amount of cash compensation that may be provided to a non-employee director in any fiscal year to an aggregate of $300,000.

Awards. Awards may be granted under the 2017 Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award.

Merger or Change in Control. In the event of a change in control as described in the 2017 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2017 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the Board who are not employees will automatically be accelerated in full. The 2017 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

Plan Amendment, Termination. The 2017 Plan will continue in effect until it is terminated by the administrator, provided, however, that all awards will be granted, if at all, within 10 years of its effective date. The administrator may amend, suspend or terminate the 2017 Plan at any time, provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.

2012 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2012 Stock Option Plan, on September 1, 2012. The 2012 Stock Option Plan was assumed by the Delaware company in our reincorporation in November 2016. Our 2012 Stock Option Plan provides for the grant of incentive stock options to our employees, and for the grant of nonstatutory stock options to our directors, officers, employees, consultants and advisors. In connection with our adoption of the 2017 Plan, we no longer will make award grants under the 2012 Stock Option Plan.

Authorized Shares. The maximum aggregate number of shares that may be issued under the 2012 Stock Option Plan was 40,000,000 shares of our common stock. As of June 9, 2017, options to purchase 30,375,000 shares of our common stock were outstanding, taking into consideration the conversion of the options to purchase Preferred Stock into options to purchase common stock. Due to our adoption of the 2017 Plan, we will no longer make award grants under the 2012 Stock Option Plan.

Plan Administration. Our board of directors, or a committee appointed by the Board, administers the 2012 Stock Option Plan and any stock awards granted under the 2012 Stock Option Plan. The administrator has the power and authority to determine the terms of the awards, including eligibility, the form of agreements for use under the 2012 Stock Option Plan, the exercise price, the number of shares covered by each such award, the vesting schedule and exercisability of awards, and the form of consideration payable upon exercise. The administrator also has the power and authority to construe and interpret the terms of the 2012 Stock Option Plan and awards granted pursuant to the 2012 Stock Option Plan.

Stock Options. With respect to all stock options granted under the 2012 Stock Option Plan, the exercise price of such options must equal at least the fair market value of our common stock on the date of grant. The term of an option may not exceed eight years; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of our stock, or of certain of our subsidiary corporations, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash or other methods of payment acceptable to the administrator. Subject to the provisions of the 2012 Stock Option Plan, the administrator determines the vesting terms of options granted under the 2012 Stock Option Plan. After the termination of service of an employee, director or consultant, the participant may exercise his or her option, to the extent vested and not otherwise forfeited as of such date of termination, for the period of time stated in his or her option agreement.

Merger or Change in Control. In the event of a merger, the sale of substantially all of our assets or any other acquisition, the 2012 Stock Option Plan provides that the outstanding options and stock rights will be treated as set forth in the agreement of merger, consolidation, or asset sale, which shall provide for any of the following: (i) the assumption of the awards by the surviving corporation or its parent or (ii) the continuation of the awards by the company if the company is the surviving corporation.

Plan Amendment, Termination. Our board of directors may at any time amend, suspend or terminate the 2012 Stock Option Plan, provided such action does not impair the existing rights of any participant.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our directors and Named Executive Officers, which are described elsewhere in this Amendment No. 1, below we describe transactions since January 1, 2019 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Indemnification of Directors and Officers

Our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law. We also maintain directors’ and officers’ liability insurance.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written policy and procedures for the review, approval and ratification of transactions, arrangements or relationships, or any series of similar transactions, arrangements or relationships, between us and any of our officers, directors and principal stockholders and their affiliates in which we any of our subsidiaries was, is or will be a participant, in which the amount involved exceeds $120,000. Our board of directors has determined that our Audit Committee will be responsible for reviewing, approving and ratifying, on an ongoing basis, any such proposed transactions with any related persons for which disclosure and/or approval is required under the rules promulgated by the SEC. These policies and procedures have not been and will not be applied to the related party transactions described above.

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions, and we will maintain at least two independent directors on our board of directors to review all material transactions with affiliates.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2020 and has served in this capacity for each of the eight fiscal years ended December 31, 2020. During the eight fiscal years ended December 31, 2020, there were no disagreements between us and MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Independent Registered Public Accounting Firm Fees

The following table shows the fees that were billed for audit and other services provided by MaloneBailey, LLP during the fiscal years ended December 31, 2020 and 2019:

	For the Fiscal Year Ended December 31,
	2020	2019
Audit Fees(1)	$69,000	$73,050
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$69,000	$73,050

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our Annual Report on Form 10-K, and the review of our financial statements included in quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements. Audit Fees also includes professional services rendered in connection with our offering statement on Form 1-A related to our registration statement on Form S-1 related to our offering of common stock in January 2018.

(2)

Audit-related fees consist of fees for professional services rendered for assurance and related services by MaloneBailey, LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and international tax compliance.
(4)	All other fees consist of fees billed for products and services provided by MaloneBailey, LLP other than the services reported for the other categories.

Pre-Approval Policies and Procedures of the Audit Committee

Consistent with the rules and regulations promulgated by the SEC, the Audit Committee approves the engagement of our independent registered public accounting firm and is also required to pre-approve all audit and non-audit expenses. All of the services described above were approved by the Audit Committee in accordance with its procedure.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Amendment No. 1:
(1)

Financial Statements. The financial statements filed as part of this Amendment No. 1 are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the SEC on March 31, 2021.

(2)

Financial Statement Schedules. Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1:

Exhibit Index

		Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1

3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8

4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1

4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1

4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1

4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2

4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2

4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7

4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1

4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1

10.1+	2012 Stock Option and Stock Incentive Plan, and forms of agreement thereunder	1-A	024-10656	12/21/2016	6.4

10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8

10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9

10.4	Consulting Agreement, by and between Redwood Group International Limited and the Company, dated November 14, 2016	1-A	024-10656	12/21/2016	6.10

10.5+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15

		Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith
10.6+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17

10.7+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18

10.8+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

10.9	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1

10.10	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1

10.11	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1

10.12	Form of Leak-Out Agreement, dated January 5, 2018	8-K	001-38078	1/8/2018	10.2

10.13	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1

10.14	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2

10.15	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3

10.16	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4

10.17	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1

10.18+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2

10.19	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1

10.20	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1

10.21	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2

21.1	Subsidiaries of the Company	10-K	001-38078	3/31/2021	21.1

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm	10-K	001-38078	3/31/2021	23.1

24.1	Power of Attorney (included on signature page)	10-K	001-38078	3/31/2021	24.1

Incorporated by Reference
Exhibit				Filing		Filed
Number	Description of Exhibit	Form	File No.	Date	Exhibit No.	Herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38078	3/31/2021	32.1

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*					X

+	Indicates a management contract or compensatory plan.
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

ADOMANI, INC.

Date: April 28, 2021	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer