Form 10-Q
period 2021-03-31
ADOMANI, INC.
filed 2021-05-25
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 21, 2021 was 293,566,891.

ADOMANI, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to generate demand for our zero-emission commercial fleet vehicles in order to generate revenue.
•	Our ability to achieve independence from external sources for the financing of our operations.
•	Our ability to effectively execute our business plan.
•	Our ability and our suppliers’ ability to scale our zero-emission products assembling processes effectively and quickly from low volume production to high volume production.
•	Our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business.
•	Our ability to obtain, retain and grow our customers.
•	Our ability to enter into, sustain and renew strategic relationships on favorable terms.
•	Our ability to achieve and sustain profitability.
•	Our ability to evaluate and measure our current business and future prospects.
•	Our ability to compete and succeed in a highly competitive and evolving industry.
•	Our ability to respond and adapt to changes in electric vehicle technology.
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,255,333	$136,222
Restricted cash	258,083	1,793,910
Accounts receivable	164,197	9,000
Inventory, net	983,025	—
Prepaid expenses	972,155	—
Other current assets	15,029	—
Total current assets	10,647,822	1,939,132
Property and equipment, net	85,436	227,561
Goodwill	49,546,910	—
Other non-current assets	403,309	242,025
Total assets	$60,683,477	$2,408,718
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$142,340	$345,383
Accrued liabilities	1,322,898	2,382,660
Notes payable, net	404,203	—
Total current liabilities	1,869,441	2,728,043
Long-term liabilities
Other non-current liabilities	162,906	—
Notes payable, net	13,511	152,835
Total liabilities	2,045,858	2,880,878
Stockholders' equity:
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of March 31, 2021	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 255,233,558 and 1 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,552	100
Additional paid-in capital	59,765,837	—
Accumulated deficit	(1,130,770)	(472,260)
Total stockholders' equity (deficit)	58,637,619	(472,160)
Total liabilities and stockholders' equity (deficit)	$60,683,477	$2,408,718

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Sales	$470,793	$86,735
Cost of sales	313,434	73,310
Gross profit	157,359	13,425
Operating expenses
General and administrative	585,903	88,185
Consulting	10,250	22,500
Total operating expenses, net	596,153	110,685
Loss from operations	(438,794)	(97,260)

Other income (expense):
Interest income (expense), net	(922)	—
Other income (expense)	(494)	—
Total other income (expense)	(1,416)

Loss before income taxes	(440,210)	(97,260)
Income tax expense	(218,300)	—
Net loss	$(658,510)	$(97,260)

Net loss per share to common stockholders:
Basic and diluted	$(0.01)	$(97,260)

Weighted shares used in the computation of net loss per share:
Basic and diluted	45,374,856	1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
Common stock issued for cash	142,558,000	1,325	6,413,785	—	6,415,110
Common stock issued in merger	112,675,557	1,127	53,508,495	—	53,509,622
Offering costs netted against proceeds	—	—	(156,443)	—	(156,443)
Net loss		—	—	(658,510)	(658,510)
Balance, March 31, 2021	255,233,558	$2,552	$59,765,837	$(1,130,770)	$58,637,619

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(658,510)	$(97,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,996	—
Changes in assets and liabilities:
Accounts receivable	(151,824)	(7,000)
Prepaid Expenses	38,705	—
Other current assets	244,488	—
Inventory	(331,361)	—
Accounts payable	(416,461)	(111,115)
Accrued liabilities	(1,530,046)	—
Other non-current liabilities	(98,866)	—
Net cash used in operating activities	(2,895,880)	(215,375)

Cash flows from investing activities:
Cash acquired in merger	3,373,332	—
Net cash provided by investing activities	3,373,332	—

Cash flows from financing activities:
Proceeds from issuance of common stock	6,415,110	—
Payments for offering costs	(156,443)	—
Principal repayments on long term debt (SBA)	(152,835)	—
Net cash provided by financing activities	6,105,832	—

Net change in cash, restricted cash, and cash equivalents	6,583,284	(215,375)
Cash, restricted cash, and cash equivalents at the beginning of the period	1,930,132	324,055
Cash, restricted cash, and cash equivalents at the end of the period	$8,513,416	$108,680

Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
Non-cash transactions:
Fair value of shares issued for acquisition	$53,509,622	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ADOMANI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

ADOMANI, Inc. (“we”, “us”, “our” or the “Company”) is a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price cost instability and local, state and federal regulatory compliance.

On March 15, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVTDS”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVTDS and EVT Acquisition Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). See Note 3.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of March 31, 2021, which include the consolidated balance sheet accounts of ADOMANI, Inc. and subsidiaries, and for the fiscal periods ended March 31, 2021, which include the consolidated results of operations of  EVTDS for the entire three month period and include the consolidated results of operations of ADOMANI, Inc. and subsidiaries for the post-merger period March 16, 2021 through March 31, 2021, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the EVTDS audited financial statements for the years ended December 31, 2020 and 2019 included in our Current Report on Form 8-K/A filed with the SEC on April 22, 2021. The results of operations for the fiscal period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-owned subsidiary Envirotech Drive Systems, Incorporated, and, from March 16, 2021 forward, the financial statements of ADOMANI, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., formerly known as School Bus Sales of California, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition— The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In applying ASC Topic 606, the Company is required to:

(1) Identify any contracts with customers.

(2) Determine if multiple performance obligations exist.

(3) Determine the transaction price.

(4) Allocate the transaction price to the respective obligation; and,

(5) Recognize the revenue as the obligation is satisfied.

Product revenue also includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation with revenue recognition occurring at the time title transfers. Transfer of title occurs when the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt.

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

Other revenue includes performing basic vehicle maintenance and detailing, as well as safety inspections for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced.

Cash and Cash Equivalents— The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. There was no investment in marketable securities at March 31, 2021 or December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $164,197 and $9,000 as of March 31, 2021 and December

31, 2020, respectively. Because the trade accounts receivable balances as of both dates have been collected subsequent to those dates, no allowance has been recorded relative to the trade accounts receivable balance as of March 31, 2021 or December 31, 2020.

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had finished goods inventory on hand of $983,025 and zero as of March 31, 2021 and December 31, 2020, respectively. The Company provided no inventory allowance as of March 31, 2021.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $804,939 and zero as of March 31, 2021 and December 31, 2020, respectively.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

EVTDS previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of March 31, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. As of March 31, 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the three months ended March 31, 2021, in order to establish the reserve.

The December 31, 2020 audit report for EVTDS stated that corporate income tax returns for 2017, 2018, and 2019 had not been filed; in fact, they were filed on December 15, 2020.  The audit report also stated that corporate income tax returns for 2020 had not been filed; those returns were not due to be filed until May17, 2021, and they were filed in early May, 2021.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At March 31, 2021 and 2020, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2021, the Company had 12,992,857 stock options and 10,681,327 stock warrants outstanding, respectively.

Concentration of Credit Risk—

The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company maintains cash and short-term securities invested at Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Between FDIC and the Securities Investor Protection Corporation (“SPIC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Morgan

Stanley provides excess insurance acquired by them from SPIC for an additional $1.9 million in cash and unlimited per customer securities up to a $1 billion cap.

The restricted cash reported by EVTDS as of December 31, 2020, combined with additional cash raised in 2021, was used to fund both the merger closing requirement of $5,000,000 to ADOMANI, Inc. (see Note 3) and to repay liabilities of EVTDS. The amount of restricted cash and corresponding unpaid current liabilities of EVTDS that is included in the consolidated balance sheet at March 31, 2021 is approximately $258,083.

For the three months ended March 31, 2021, total EVTDS sales were to one customer, ADOMANI, Inc., prior to the merger closing (see Note 3). The customer account was collected within two days of invoicing. In addition, the merged entity recorded additional sales during the two weeks post-merger which were made to two other customers and were collected within weeks of invoicing. Accordingly, customer accounts are reported at the invoiced amount outstanding.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2021 and December 31, 2020, respectively.

Goodwill. Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired, Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option lo first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test, The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. No research and development costs were incurred  for the three months ended March 31, 2021 or 2020.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Additionally, in June 2018 the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, which simplified several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company implemented this change beginning in 2019. Because all outstanding unvested employee stock options became fully vested upon the merger close and change in control (see Notes 3 and 8), and because no new options to purchase shares of common stock were granted between March 16, 2021 and March 31, 2021, no stock-based compensation expense is recorded in the consolidated financial statements for the three months ended March 31, 2021.

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

3. Merger

On March 16, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,000 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. This exchange of shares and the resulting controlling ownership of EVTDS constitutes a reverse acquisition resulting in a recapitalization of EVTDS and purchase accounting being applied to ADOMANI, Inc. under ASC 805 due to EVTDS being the accounting acquirer and ADOMANI, Inc. being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of EVTDS and to include the consolidated results for ADOMANI, Inc. and subsidiaries from March 16, 2021 forward.

At December 31, 2020, EVTDS had subscription restricted cash of $1,793,910 on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech Vehicles, Inc, a Canadian entity, to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close EVTDS’s merger with ADOMANI, Inc. and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as of December 31, 2020. The total amount raised just prior to the Merger closing was $6,415,210. At the closing of the merger EVTDS satisfied its obligation to deliver $5 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. However, some liabilities were not repaid and are still being negotiated, resulting in $258,083 in cash at March 31, 2021 still being restricted and $258,083 in liabilities remaining outstanding on the March 31, 2021 balance sheet included in the unaudited consolidated financial statements.

EVTVDS entered into an exclusive 50-year distribution agreement as of October 4, 2017 to become the sole USA distributor of Envirotech Electric Vehicles, Inc., a Canadian entity. This agreement grants EVTDS the exclusive right in the United States to promote sales, including the right to use trademarks, trade names, service marks and logos and to obtain orders based on sales targets for orders. The agreement also provides that Envirotech Electric Vehicles, Inc. may not independently appoint additional distributors. The Company obtained this agreement in the Merger.

The following table presents the estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by EVTDS of ADOMANI, Inc. via the reverse acquisition:

Purchase Price Allocation of ADOMANI, Inc.
Accounts receivable and other current assets	$1,680,926
Property and equipment	86,873
Right of use asset	369,987
Other assets	59,510
Goodwill	49,546,910
Accounts payable and accrued expenses	(820,389)
Lease liability	(369,987)
Notes payable	(417,540)
Purchase price, net of $3,373,332 cash acquired	$50,136,290

This preliminary allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021 and is subject to adjustment when a third party valuation to determine the fair value of the assets for ASC 805, Business Combinations reporting purposes is received. Adjustments made to the ADOMANI, Inc. assets are derived from a total value of $53,509,622, based on 112,675,558 shares of common stock outstanding on March 15, 2021 and the closing price that day of $0.4749 per share. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) was deducted, and total acquired liabilities of $1,607,916 were added back to arrive at the $49,546,910 of Goodwill recorded. The Company incurred approximately $415,472 in transaction costs related to the Merger.

The unaudited consolidated statement of operations for the three months ended March 31,2021 includes $151,793 of revenue and a loss from operations of $(144,015) contributed by ADOMANI, Inc. and its subsidiaries, excluding EVTDS.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2020 and on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three months ended March 31,2020 and 2021, respectively, that would have been realized if the Merger had occurred on January 1, 2020 or January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

Pro forma combined results of operations	For the three months ended
	March 31
	2021	2020
Sales	$168,204	$290,457
Net loss	$(3,302,434)	$(1,365,240)

For purposes of the pro forma disclosures above, the adjustments for the three months ended March 31, 2020 resulted in a reduction in sales of $79,735 and a $15 decrease in net loss. For the three months ended March 31,2021, the adjustments reduced sales by $319,000 and increased the net loss by $91,800. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the merger closing. This adjustment increased expenses and therefore the net loss by approximately $1,826,623 more than would otherwise have been recorded absent the Merger.

4. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of March 31, 2021 and December 31, 2020:

	March 31	December 31,
	2021	2020
Furniture and fixtures	$41,798	$—
Leasehold improvements	35,042	30,166
Computers	59,668	—
Machinery & equipment	22,440	92,853
Vehicles	72,299	128,999
Test/Demo vehicles	15,784	—
Total property and equipment	$247,031	$252,018
Less accumulated depreciation	(161,595)	(24,457)
Net property and equipment	$85,436	$227,561

EVTDS sold all its property and equipment owned at December 31, 2020, reflected above, to Envirotech Electric Vehicles, Inc. in the first quarter of 2021and after recording $6,560 depreciation expense for the three months ended March 31, 2021, recognized no gain or loss on the sale. The balances above at March 31, 2021 therefore reflect ADOMANI, Inc. assets acquired in the Merger (see Note 3).

Depreciation expense was $7,996 and $0 for the three months ended March 31, 2021 and 2020, respectively.

5. Debt

As of December 31, 2020, EVTDS had a $150,000 loan outstanding payable to the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The EIDL loan was evidenced by a promissory note, with interest accruing on the outstanding principal at the rate of 3.75% per annum. As of December 31, 2020 the principal and accrued interest on the EIDL loan was $152,835, which was reflected on the consolidated balance sheets as long-term notes payable. In connection with the Merger (see Note 3), EVTDS repaid the loan and accrued interest in full in the amount of $153,668.

On May 6, 2020, ADOMANI, Inc. received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the CARES Act and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (“Wells Fargo”), the lender. The PPP provides for loans to be forgiven under certain circumstances if provisions are met. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 20204, and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100% forgiveness and had been forwarded to SBA for their approval. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). As of March 31, 2021 the principal and accrued interest on the PPP Note was $263,582, of which $250,072 is reflected on the consolidated balance sheets as current notes payable, while $13,510_ is reflected on the consolidated balance sheets as long-term notes payable, respectively.

On May 20, 2020 ADOMANI, Inc. received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL loan is evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 18, 2022 through the maturity date of May 18, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty. As of March 31, 2021 the principal and accrued interest on the EIDL Note is $154,131, all of which is reflected on the consolidated balance sheets as current notes payable, as the loan and accrued interest was repaid on May 17, 2021.

Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at March 31, 2021, was approximately $5.4 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020.  The line of credit is still available to the Company, but there is no current plan to borrow from it.

6. Common Stock

On March 16, 2021, in connection with the closing of the Merger, 142,558,000 shares of ADOMANI, Inc common stock were issued to the former stockholders of EVTDS in exchange for their shares of EVTDS (see Note 3), increasing the total number of outstanding shares of common stock of the Company to 255,233,558.

On December 24, 2020, ADOMANI, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company agreed to sell, and the investors agreed to purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. ADOMANI, Inc. raised net cash proceeds, net of offering costs, of approximately $5.3 million through the sale and issuance of 11,500,000 shares of its common stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and warrant amounts issued include 650,000 shares and 487,500 warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. The share and warrant amounts issued include 650,000 shares and Warrants to purchase up to 487,500 shares issued to the underwriter in lieu of paying $325,000 of fees in cash.

The second closing of the Financing was completed on May 7, 2021. See Note 13.

7. Stock Warrants

As a result of the Merger closing (see Note 3), as of March 31, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. The Company’s outstanding warrants as of March 31, 2021 is summarized as follows:

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring August 31, 2021	1,250,000	4.00	.42
Outstanding warrants expiring June 19, 2022	199,659	6	1.21
Outstanding warrants expiring June 19, 2022	350,000	5	1.21
Outstanding warrants expiring January 9, 2023	256,667	3.75	1.78
Outstanding warrants expiring December 29, 2025	8,625,001	.5	4.75
Outstanding on March 31, 2021	10,681,327	$1.24	2.80

The Warrants issued as part of the Purchase Agreement (see Notes 6 and 13) contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled.

As of March 31, 2021, the outstanding warrants have no intrinsic value. See Note 13.

8. Stock Options

As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March 31, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger.  The outstanding options at March 31, 2021 consisted of the following:

			Weighted
			Average
			Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding Options at .10	5,000,000	$.010	.96
Outstanding Options at 0.12	1,817,857	$0.12	2.40
Outstanding Options at 0.45	5,845,000	$0.45	8.51
Outstanding Options at 1.31	330,000	$1.31	2.97
Outstanding at March 31, 2021	12,992,857	$0.29	4.61

As of March 31, 2021, outstanding options have an intrinsic value of $2,514,510.

9. Related Party Transactions

The Company has entered into a leasing agreement with SRI Professional Services, Inc. (“SRI”), pursuant to which the Company engaged SRI to provide certain services in connection with the day-to-day operations of the Company, including the issuing of invoices to customers and making payments on behalf of the Company with respect to month-to-month leases of facilities, vehicles and trailers. The term of the engagement agreement will continue for a period of six months unless earlier terminated by the parties in accordance therewith, and it is contemplated that an aggregate of $68,884 will be paid by the Company to SRI in consideration of the services rendered under the agreement. Phillip W. Oldridge, the Company’s Chief Executive Officer and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.

10. Commitments

Operating Leases

EVTDS leases office space and various vehicles and trailers under six cancelable month-to-month operating leases. Three of the leases relate to office and warehouse space in the Porterville, California area that commenced at various times between January 1, 2020 and August 1, 2020. The combined monthly rent for these locations is $5,055. There are two leases for two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly commitments of these leases are $12,826. Rent expense under these leases for the three months ended March 31, 2021 and 2020 was $38,361 and $36,387, respectively.

In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In October 2017, ADOMANI, Inc. signed a non-cancellable lease for its former corporate office space in Corona, California, to serve as its corporate headquarters. The lease was for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease was $568,912. The total amount due monthly is $7,600 at commencement and would have escalated to $10,560 by its conclusion had ADOMANI, Inc. remained a tenant. In November 2020, ADOMANI, Inc. vacated this space following staff reductions and moved remaining staff into the space discussed in the following paragraph.  While the Company has not paid the rent on this facility since October 2020, the expense has been accrued and will continue to be accrued at the appropriate amount until a resolution is reached with the landlord. Two of the four suites covered by this lease were re-leased by the building management in 2021, ending the Company’s obligation on those two suites. ADOMANI, Inc.’s $11,616 deposit with the landlord has been applied against the outstanding amounts by the landlord, and the net outstanding amount at March 31, 2021 is approximately $46,433. Following the re-leasing of two of the four suites covered by the lease, the current monthly amount due is

$4,992 and will escalate to $5,280 on October 1, 2022 unless the Company and the landlord agree otherwise in connection with a future resolution of the matter.

In December 2019, ADOMANI, Inc. signed a lease for combined office space and warehouse location in Corona, California. The facility had been used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished goods vehicle inventories prior to November 2020 when ADOMANI, Inc. vacated its former corporate office space in Corona, California, and made such facility the new corporate office location in addition to its prior use. The lease is for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease was $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $13,108 at commencement and will escalate to $13,906 by its conclusion.

On February 4, 2020, ADOMANI, Inc. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion.

The total net rent expense for the three months ended March 31, 2021 (including the ADOMANI, Inc. net expense for the period March 16, 2021 through March 31, 2021) and 2020 was $57,846 and $31,852, respectively.

Other Agreements

Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement was five years and the agreement provides for an initial annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000. On November 1, 2020, Mr. Menerey agreed to reduce his compensation to $150,000 indefinitely.

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of March 31, 2021:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$379,151	$251,684	$127,466	$—	$—
Employment contract	112,500	112,500	—	—	—
Total	$491,651	$364,184	$127,466	$—	$—

11. Contingencies

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and a member of its board of directors previously served as a senior officer and a member of its board of directors, filed a complaint, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Case No. S-1914285, in the Supreme Court of British Columbia, against Mr. Oldridge, his trust, EVTDS, Envirotech Electric Vehicles Inc. and certain other companies affiliated therewith, among others. The complaint alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower seeks general damages, an accounting of profits and punitive damages, plus interest and costs. On February 2, 2020, defendants Envirotech Electric Vehicles Inc. and the other companies affiliated therewith named in the complaint filed a response to the complaint in which they denied certain of the allegations in the complaint and asserted that certain other facts were outside the knowledge of such defendants. Fact discovery in this matter remains ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc., and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. The court set the following deadlines: close of class discovery on June 30, 2021; defendants’ opposition to the motion for class certification due on July 30, 2021; plaintiff’s reply in support of its motion due on August 31, 2021. A case management conference is scheduled for September 7, 2021 to set a date for the hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached tentative settlements with Electric Drivetrains on the primary claims in this matter, however all defendants are maintaining their cross claims. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. Trial is currently set for November 1, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

12.  Leases

As of March 31, 2021, the Company is a party to nine operating leases. Six of these leases are office or warehouse leases; the remaining three are equipment leases (see Note 10). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2021, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

As a result of the applying the guidance of ASC 842 to its former corporate office lease (see Note 10) entered into in 2017, the Company recognized an operating liability with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, that balance was $131,622.  As of March 31, 2021, the ROU asset had a balance of $128,733 which is included in other non-current assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $67,164 as of March 31, 2021. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheet, were $61,569. As of March 31, 2021, the Company’s corporate office operating lease had a weighted-average remaining lease term of 1.92 years. See Note 10.

During the year ended December 31, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 10). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, the ROU asset had a balance of $238,365. As of March 31, 2021, the ROU asset had a balance of $232,720, which is included in other non-current assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $131,383 at March 31,2021. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheet, were $101,337as of March 31, 2021.  As of March 31, 2021, the Company’s warehouse operating lease had a weighted-average remaining lease term of 1.75 years. See Note 10.

As of March 15, 2021, the combined ROU asset for the two leases discussed above had a balance of $369,987. As of March 31, 2021, the combined ROU asset for the two leases discussed above had a balance of $361,453, which is included in other non-current assets in the consolidated balance sheet. As of March 31, 2021, the combined current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $198,547. As of March 31, 2021, the combined non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheet, were $162,906.

Quantitative information regarding the Company’s leases is as follows:

	Three months ended March 31,
	2021	2020
Lease cost
Operating lease cost	$11,415	$—
Short-term lease cost	$574,884	$55,177
Total lease cost	$586,299	$55,177
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$28,673	$55,177
Weighted-average remaining lease term (in years):
Operating leases	2.04	—
Weighted-average discount rate:
Operating leases	14%	—

13.  Subsequent Events

The second closing of the Financing (see Note 6) was completed on May 7, 2021, following the closing of the Merger (see Note 3) and the subsequent effectiveness of the Registration Statement on Form S-3 (File No. 333-255341) filed with the SEC on April 19, 2021, registering for resale the shares of the Company’s common stock sold, and the shares issuable under the Warrants issued, in connection with the Financing. At the second closing of the Financing, the Company raised aggregate gross proceeds of approximately $17,250,000 through the sale and issuance of an additional 38,333,334 shares of its common stock at a purchase price equal to $0.45 per share, and additional Warrants to purchase up to an aggregate of 19,166,670 shares of its common stock at an exercise price of $1.00 per share. The share and Warrant amounts issued include 2,166,666 shares and a Warrant to purchase 1,083,330 shares issued to the underwriter in lieu of paying $975,000 of fees in cash.

On May 17, 2021, ADOMANI, Inc. repaid in full its EIDL loan plus accrued interest (see Note 5).

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

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price instability and local, state and federal regulatory compliance.

For the three months ended March 31, 2021 and 2020, our net losses were $658,510  and $97,260, respectively.  As discussed in Item 1, Notes 2 and 3 to the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q,  as a result of the reverse acquisition closing of the Merger on March 15, 2021, the historical results discussed in this section of the quarterly report on Form 10-Q are those of Envirotech Drive Systems, Inc. (“EVTDS”) as of and for the period ended March 31, 2020 and are the results for EVTDS as of and for the three months ended March 31, 2021, including the balance sheet accounts of ADOMANI, Inc. at March 31, 2021 and the results of operations of ADOMANI, Inc. for the period March 16, 2021 through March 31, 2021.

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

Availability of government subsidies, rebates and economic incentives. We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. As an alternative to being dependent on such funding, however, we are exploring the possibility of leasing our vehicles to our customers as well.

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

Sales revenue growth from additional products. We seek to add to our product offerings additional zero-emission vehicles of all sizes to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this report.

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

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2021, and the income tax benefit recorded in 2020 has been reversed and effectively reserved as well.

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2021 to the corresponding period ended March 31, 2020:

Sales

Sales were $470,793 and $86,735 for the three months ended March 31, 2021 and 2020, respectively. Sales for the three months ended March 31, 2021 consisted of four cargo vans sold to ADOMANI, Inc. prior to the closing of the Merger, a box truck sold to the Pittsburg, California Unified School District, and maintenance and inspection services provided.

Cost of Sales

Cost of sales were $313,434 and $73,310 for the three months ended March 31, 2021 and 2020, respectively. Cost of sales for the three months ended March 31, 2021 consisted of the cost related to the sale of the vehicles sold as described above and the costs of providing maintenance and inspection services.

General and Administrative Expenses

General and administrative expenses were $585,903 and $88,185 for the three months ended March 31, 2021 and 2020, respectively, an increase of $497,718. The increase was related primarily to legal and professional fees of $388,487, of which $274,073 related to the Merger.  Increases of $52,854 for rent expense, $27,297 in payroll related expenses, $19,567 in insurance expenses, and $9,513 in other general and administrative expenses accounted for the remainder of the increase.

Consulting Expenses

Consulting expenses were $10,250 and $22,500 for the three months ended March 31, 2021 and 2020, respectively. This decrease was due primarily to expenses incurred during the three months ended March 31, 2020 for an office move that were not incurred in the current year period.

Liquidity and Capital Resources

As discussed above and in Notes 3 and 13 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, ADOMANI, Inc. had approximately $3.4 million in cash and cash equivalents at the Merger closing date, primarily the result of the approximately $5.3 million net proceeds from the December 2020 closing of the Financing discussed below. EVTDS delivered $5 million cash at the Merger closing.

As of March 31, 2021, we had cash and cash equivalents of $8,513,416. We believe that our existing cash and cash equivalents, combined with the net cash proceeds, net of offering costs, of approximately $16.3 million received May 7, 2021 from the second closing of the Financing discussed below, will be sufficient to fund our operations during the next eighteen months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

On December 24, 2020, ADOMANI, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company agreed to sell, and the investors agreed to purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. ADOMANI, Inc. raised net cash proceeds, net of offering costs of approximately $5.3 million through the sale and issuance of 11,500,000 shares of its common stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and warrant amounts issued include 650,000 shares and 487,500 warrants issued to the underwriter in lieu of paying $325,000 of fees in cash.

The second closing of the Financing was completed on May 7, 2021. The Company raised net cash proceeds, net of offering costs, of approximately $16.2 million through the sale and issuance of 38,333,333 shares of common stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,666 shares of its common stock at an exercise price of $1.00 per share. The share and warrant amounts issued include 2,166,666 shares and 1,083,330 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.

Options to Purchase Common Stock

Because all outstanding unvested options to purchase ADOMANI, Inc.’s common stock became fully vested upon the closing of the Merger, the Company has 12,992,857 fully vested options outstanding as of March 31, 2021. See Notes 2, 3 and 8 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2021, the 12,992,857 vested options were comprised of options to purchase 6,000,000 shares with an exercise price of $0.10 per share; options to purchase 1,817,857 shares with an exercise price of $0.12 per share; options to purchase 5,845,000 shares with an exercise price of $0.45 per share, and 330,000 shares  with an exercise price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $3.8 million and we would be required to issue 12,992,857 shares of common stock. There can be no assurance, however, that any such options will be exercised.

Credit Facilities

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5.7 million as of March 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at March 31, 2021, was approximately $5.4 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to use it.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(2,895,880)	$(215,375)
Net cash provided by investing activities	3,373,332	—
Net cash provided by financing activities	6,105,832	—
Net change in cash and cash equivalents	$6,583,284	$(215,375)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses. These numbers are further impacted by adjustments for changes in other balance sheet accounts.

Net cash used in operating activities increased by $2,680,505 to $2,895,880 for the three months ended March 31, 2021 compared to net cash used in operating activities of $215,375 for the three months ended March 31, 2020. The increase in net cash used in operating activities was due primarily to our net loss increasing to $658,510 over the net loss of $97,260 for the three months ended March 31, 2020, or by $561,250 and to a net increase in operating assets and liabilities  that required the use of $2,245,366 of cash.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2021 was $3,373,332  as compared to no cash provided or used in investing activities during the three months ended March 31, 2020. The increase in net cash provided by investing activities during the three months ended March 31, 2021 is due entirely to the acquisition of cash of this amount in the Merger.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $6,105,832 as compared to no cash provided by or used in financing activities during the three months ended March 31, 2020. Net cash provided by financing activities during the three months ended March 31, 2021 consisted of $6,415,110 proceeds from the issuance of common stock by EVTDS, reduced by offering costs of $156,443 and further reduced by EVTDS repaying its SBA EIDL loan and accrued interest in the amount of $152,835.

Contractual Obligations

Except as set forth below, during the three months ended March 31, 2021, there were no material changes in our contractual obligations and commitments as described in the audited financial statements of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 included in ADOMANI, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 22, 2021, or as described in Part II, Item 7 of the ADOMANI, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended by ADOMANI, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A, as filed with the SEC on April 28, 2021.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The fair value of our common stock was estimated by management based on observations of the cash sales prices of its common shares. Awards granted to directors are treated on the same basis as awards granted to employees. Because all outstanding unvested options to purchase common stock became fully vested upon the Merger close and change in control, and because there were no new stock options granted between March 16, 2021 and March 31, 2021, no stock-based compensation is recorded in the unaudited consolidated financial statements for the three months ended March 31, 2021 included in this Quarterly Report on Form 10-Q.

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

Other than those items required to be addressed due to the purchase accounting requirements of the reverse acquisition, we do not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

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

As we continue our commercialization efforts internationally, we may generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which we expect to be denominated in Chinese Yuan. As a result, if and when the operations of ADOMANI China, our wholly owned subsidiary organized under the laws of China, expand in the future, which is unlikely, our revenue may be significantly impacted by fluctuations in foreign currency exchange rates. We may face risks associated with the costs of raw materials, primarily batteries, as we go into production. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales, if any, will be largely denominated in the same foreign currency, which may mitigate our foreign currency exchange risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and a member of its board of directors previously served as a senior officer and a member of its board of driectors, filed a complaint, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Case No. S-1914285, in the Supreme Court of British Columbia, against Mr. Oldridge, his trust, EVTDS, Envirotech Electric Vehicles Inc. and certain other companies affiliated therewith, among others. The complaint alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower seeks general damages, an accounting of profits and punitive damages, plus interest and costs. On February 2, 2020, defendants Envirotech Electric Vehicles Inc. and the other companies affiliated therewith named in the complaint filed a response to the complaint in which they denied certain of the allegations in the complaint and asserted that certain other facts were outside the knowledge of such defendants. Fact discovery in this matter remains ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R.Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc. and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. The court set the following deadlines: close of class discovery on June 30, 2021; defendants’ opposition to the motion for class certification due on July 30, 2021; plaintiff’s reply in support of its motion due on August 31, 2021. A case management conference is scheduled for September 7, 2021 to set a date for the hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached tentative settlements with Electric Drivetrains on the primary claims in this matter, however all defendants are maintaining their cross claims. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. Trial is currently set for November 1, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in the audited financial statements of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 included in ADOMANI, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 22, 2021, or as described in Part II, Item 7 of ADOMANI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, as amended by ADOMANI, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A, as filed with the SEC on April 28, 2021.

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

ADOMANI, INC.

Date: May 25, 2021	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2021	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)