Form 10-Q
period 2021-06-30
Envirotech Vehicles, Inc.
filed 2021-08-19
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38078

ENVIROTECH VEHICLES, INC.

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

The number of shares outstanding of the registrant’s common stock as of August 16, 2021 was 294,317,605.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,287,286	$136,222
Restricted cash	254,913	1,793,910
Marketable Securities	12,010,190	—
Accounts receivable	159,177	9,000
Inventory, net	1,860,320	—
Prepaid expenses	3,269,369	—
Total current assets	25,841,255	1,939,132
Property and equipment, net	241,133	227,561
Goodwill	49,546,910	—
Other non-current assets	405,999	242,025
Total assets	$76,035,297	$2,408,718
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$234,357	$345,383
Accrued liabilities	1,032,991	2,382,660
Notes payable, net	298,747	—
Total current liabilities	1,566,095	2,728,043
Long-term liabilities
Other non-current liabilities	388,887	—
Notes payable, net	45,298	152,835
Total liabilities	2,000,280	2,880,878
Stockholders' equity (deficit):
Preferred stock, 5,000,000 authorized $0.00001 par value, none issued and outstanding as of June 30, 2021	—	—
Common stock, 350,000,000 authorized $0.00001 par value, 293,959,034 and 1 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,940	100
Additional paid-in capital	76,055,926	—
Accumulated deficit	(2,023,849)	(472,260)
Total stockholders' equity (deficit)	74,035,017	(472,160)
Total liabilities and stockholders' equity (deficit)	$76,035,297	$2,408,718

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales	$188,266	$2,000	$659,059	$88,735
Cost of sales	147,932	250	461,366	73,560
Gross profit	40,334	1,750	197,693	15,175
Operating expenses
General and administrative	836,246	78,605	1,422,149	168,791
Consulting	95,108	16,800	105,358	37,300
Total operating expenses, net	931,354	95,405	1,527,507	206,091
Loss from operations	(891,020)	(93,655)	(1,329,814)	(190,916)

Other income (expense):
Interest income (expense), net	(4,837)	—	(5,759)	—
Other income (expense)	2,778	7,000	2,284	7,000
Total other income (expense)	(2,059)	7,000	(3,475)	7,000

Loss before income taxes	(893,079)	(86,655)	(1,333,289)	(183,916)
Income tax expense	—	—	(218,300)	—
Net loss	$(893,079)	$(86,655)	$(1,551,589)	$(183,916)

Net loss per share to common stockholders:
Basic and diluted	$(0.00)	$(86,655)	$(0.01)	$(183,916)

Weighted shares used in the computation of net loss per share:
Basic and diluted	278,431,602	1	162,757,032	1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
Common stock issued for cash	142,558,000	1,325	6,413,785	—	6,415,110
Common stock issued in merger	112,675,557	1,127	53,508,495	—	53,509,622
Offering costs netted against proceeds	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)
Balance, March 31, 2021	255,233,558	$2,552	$59,765,837	$(1,130,770)	$58,637,619
Common stock issued for cash	38,725,475	388	16,321,661	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)
Balance, June 30, 2021	293,959,034	$2,940	$76,055,926	$(2,023,849)	$74,035,017

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(1,551,589)	$(183,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,376	—
Unrealized gain on marketable securities	(10,190)	—
Changes in assets and liabilities:
Accounts receivable	(146,804)	(9,000)
Prepaid expenses	(2,243,479)	—
Inventory	(1,208,657)	—
Other non-current assets	265,523	—
Accounts payable	(239,413)	(132,502)
Accrued liabilities	(1,800,582)	—
Other non-current liabilities	82,348	—
Net cash used in operating activities	(6,817,467)	(325,417)

Cash flows from investing activities:
Purchase of property and equipment, net	(183,076)	(30,166)
Investment in marketable securities	(12,000,000)	—
Cash acquired in merger	3,373,332	—
Net cash used in investing activities	(8,809,744)	(30,166)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,737,159	—
Related-party investment	—	49,990
Payments for offering costs	(188,015)	—
Principal repayments on long term debt (SBA)	(309,865)	—
Net cash provided by financing activities	22,239,279	49,990

Net change in cash, restricted cash, and cash equivalents	6,612,067	(305,593)
Cash, restricted cash, and cash equivalents at the beginning of the period	1,930,132	324,055
Cash, restricted cash, and cash equivalents at the end of the period	$8,542,199	$18,461

Supplemental cash flow disclosures:
Cash paid for interest expense	$2,283	$—
Cash paid for income taxes	$—	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Envirotech Vehicles, Inc. (“we”, “us”, “our” or the “Company”) is a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price cost instability and local, state and federal regulatory compliance.

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

The Company was formerly known as ADOMANI, Inc. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of June 30, 2021, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. and subsidiaries, and for the fiscal period ended June 30, 2021, which include the consolidated results of operations of  EVTDS for the entire six month period and include the consolidated results of operations of Envirotech Vehicles, Inc. and subsidiaries for the post-merger period March 16, 2021 through June 30, 2021, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the EVTDS audited financial statements for the years ended December 31, 2020 and 2019 included in our Current Report on Form 8-K/A filed with the SEC on April 22, 2021. The results of operations for the fiscal period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-owned subsidiary Envirotech Drive Systems, Incorporated, and, from March 16, 2021 forward, the financial statements of Envirotech Vehicles, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At June 30, 2021, the aggregate amount of the Company’s investments in marketable securities was $12,010,190. There were no investments in marketable securities at December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $159,177 and $9,000 as of June 30, 2021 and December 31, 2020, respectively. Because the trade accounts receivable balance at June 30, 2021 is from credit-worthy customers and because the December 31, 2020 balance was collected subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of June 30, 2021 or December 31, 2020.

Inventory and Inventory Valuation Allowance— The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology. The Company had finished goods inventory on hand of $1,860,320 and zero as of June 30, 2021 and December 31, 2020, respectively. The Company provided no inventory allowance as of June 30, 2021 other than as discussed in Note 3.

Inventory Deposits―The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred.  The Company had inventory deposits of $2,877,875 and zero as of June 30, 2021 and December 31, 2020, respectively.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

EVTDS previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of June 30, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. In March 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the three months ended March 31, 2021 in order to establish the reserve. This amount is also an income tax expense for the six months ended June 30, 2021.

The December 31, 2020 audit report for EVTDS stated that corporate income tax returns for 2017, 2018, and 2019 had not been filed; in fact, they were filed on December 15, 2020.  The audit report also stated that corporate income tax returns for 2020 had not been filed; those returns were not due to be filed until May17, 2021, and they were filed in early May, 2021.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At June 30, 2021 and 2020, respectively, management did not identify any uncertain tax positions.

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

As of June 30, 2021, 12,398,573 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 29,847,994 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

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

The restricted cash reported by EVTDS as of December 31, 2020, combined with additional cash raised in 2021, was used to fund both the merger closing requirement of $5,000,000 to ADOMANI, Inc. (see Note 3) and to repay liabilities of EVTDS. The amount of restricted cash and corresponding unpaid current liabilities of EVTDS that is included in the consolidated balance sheet at June 30, 2021 is approximately $254,913.

For the three months ended March 31, 2021, total EVTDS sales were to one customer, ADOMANI, Inc., prior to the merger closing (see Note 3). The customer account was collected within two days of invoicing. In addition, the merged entity recorded additional sales during the two weeks post-merger which were made to two other customers and were collected within weeks of invoicing. The Company sold two vehicles during the last week of the three months ended June 30, 2021, and expects to be paid for them promptly and in full. Accordingly, customer accounts are reported at the invoiced amount outstanding.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30 2021 and December 31, 2020, respectively.

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

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. No research and development costs were incurred for the three or six months ended June 30, 2021 or 2020.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Additionally, in June 2018 the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, which simplified several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company implemented this change beginning in 2019. Because all outstanding unvested employee stock options became fully vested upon the merger close and change in control (see Notes 3 and 8), and because no new options to purchase shares of common stock were granted between March 16, 2021 and June 30, 2021, no stock-based compensation expense is recorded in the consolidated financial statements for the three or six months ended June 30, 2021.

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

3. Merger

On March 15, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,001 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. This exchange of shares and the resulting controlling ownership of EVTDS constitutes a reverse acquisition resulting in a recapitalization of EVTDS and purchase accounting being applied to ADOMANI, Inc. under ASC 805 due to EVTDS being the accounting acquirer and ADOMANI, Inc. being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of EVTDS and to include the consolidated results for Envirotech Vehicles, Inc. and subsidiaries from March 16, 2021 forward.

At December 31, 2020, EVTDS had subscription restricted cash of $1,793,910 on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech Vehicles, Inc., a Canadian entity, to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close the Merger and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as of December 31, 2020. The total amount raised just prior to the Merger closing was $6,415,210. At the closing of the Merger, EVTDS satisfied its obligation to deliver $5 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. However, some liabilities were not repaid and are still being negotiated, resulting in $258,083 in cash at March 31, 2021 still being restricted and $258,083 in liabilities remaining outstanding on the March 31, 2021 balance sheet included in the unaudited consolidated financial statements. This number has decreased to $254,913 in both categories as of June 30, 2021.

EVTDS entered into an exclusive 50-year distribution agreement as of October 4, 2017 to become the sole USA distributor of Envirotech Electric Vehicles, Inc., a Canadian entity. This agreement grants EVTDS the exclusive right in the United States to promote sales, including the right to use trademarks, trade names, service marks and logos and to obtain orders based on sales targets for orders. The agreement also provides that Envirotech Electric Vehicles, Inc. may not independently appoint additional distributors. The Company obtained this agreement in the Merger.

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

This preliminary allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021 and is subject to adjustment when a third party valuation to determine the fair value of the assets for ASC 805, Business Combinations reporting purposes is received. That report is not yet completed as of the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. Accordingly, there have been no adjustments made to the initial estimates of fair value. Adjustments made to the ADOMANI, Inc. assets are derived from a total value of $53,509,622, based on 112,675,558 shares of common stock outstanding on March 15, 2021 and the closing price that day of $0.4749 per share. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) was deducted, and total acquired liabilities of $1,607,916 were added back to arrive at the $49,546,910 of Goodwill recorded. The Company incurred approximately $415,472 in transaction costs related to the Merger.

The unaudited consolidated statement of operations for the three months ended March 31, 2021 included $151,793 of revenue and a loss from operations of $(144,015) contributed by ADOMANI, Inc. and its subsidiaries, excluding EVTDS.  Since the closing of the Merger on March 15, 2021, primarily due to the fact that EVTDS brought no employees or sales people to the merged entity, and that sales and operating activities have been conducted on a company-wide basis, not on the basis of either EVTDS alone or the ADOMANI entities alone, other than nominal expense items related to  EVTDS leases assumed in the Merger (see Notes 10 and 12), all accounting subsequent to the closing of the Merger has been and will continue to be done on a consolidated basis. We therefore are not able to segregate the operating results of operations between the formerly separate entities in the current periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2020 and on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three and six months ended June 30, 2020 and 2021, respectively, that would have been realized if the Merger had occurred on January 1, 2020 or January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$188,266	$131,590	$363,470	$422,047
Net loss	$(893,079)	$(1,191,907)	$(4,195,513)	$(2,557,146)

For purposes of the pro forma disclosures above, there were no adjustments required for the three months ended June 30, 2020 because there were no transactions between EVTDS and ADOMANI, Inc. during that period.  For the three months ended June 30,2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. The adjustments for the six months ended June 30, 2020 resulted in a reduction in sales of $79,735 and a $15 decrease in net loss. The adjustments for the six months ended June 30, 2021 resulted in a reduction of sales of $319,000 and a $91,800 increase in net loss. Both sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for both the three months ended March 31, 2021 and the six months ended June 30, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

4. Property and Equipment, Net

Components of property and equipment, net, consist of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$41,799	$—
Leasehold improvements	28,112	30,166
Machinery & equipment	86,266	92,853
Vehicles	186,842	128,999
Test/Demo vehicles	15,784	—
Total property and equipment	$358,802	$252,018
Less accumulated depreciation	(117,669)	(24,457)
Net property and equipment	$241,133	$227,561

EVTDS sold all its property and equipment owned at December 31, 2020, reflected above, to Envirotech Electric Vehicles, Inc. in the first quarter of 2021and after recording $6,560 depreciation expense for the three months ended March 31, 2021, recognized no gain or loss on the sale. The balances above at June 30, 2021 therefore reflect Envirotech Vehicles, Inc. assets acquired in the Merger (see Note 3) and assets purchased subsequent to the Merger closing.

Depreciation expense was $27,380 and $0 and was $35,376 and $0 for the three and six months ended June 30, 2021 and 2020, respectively.

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

On May 6, 2020, ADOMANI, Inc. received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the CARES Act and administered by the SBA. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (“Wells Fargo”), the lender. The PPP provides for loans to be forgiven under certain circumstances if provisions are met. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on

November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020 and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100% forgiveness, and had been forwarded to SBA for their approval. The Company anticipates the net amount forgiven will be $251,244, which is the principal amount of $261,244, less $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below). As of June 30, 2021 the principal and accrued interest on the PPP Note was $280,469, of which $266,959 is reflected on the consolidated balance sheets as current notes payable, while $13,510 is reflected on the consolidated balance sheets as long-term notes payable.

On May 20, 2020 ADOMANI, Inc. received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL loan is evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 18, 2022 through the maturity date of May 18, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty. The loan and accrued interest in the amount of $154,817 was repaid on May 17, 2021.

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty four months, beginning in July, 2021, with monthly payments of $2,648.99. As of June 30, 2021, $31,788 is reflected on the consolidated balance sheet as current notes payable while $31,788 is classified as long-term notes payable.

Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at June 30, 2021, was approximately $17.1 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020.  The line of credit is still available to the Company, but there is no current plan to borrow from it.

6. Common Stock

On March 15, 2021, in connection with the closing of the Merger, the Company issued 142,558,001 shares of its common stock to the former stockholders of EVTDS in exchange for their shares of EVTDS (see Note 3), increasing the total number of outstanding shares of common stock of the Company to 255,233,559 as of immediately following the closing of the Merger.

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

The second closing of the Financing was completed on May 7, 2021, following the closing of the Merger (see Note 3) and the subsequent effectiveness of the Registration Statement on Form S-3 (File No. 333-255341) filed with the SEC on April 19, 2021, registering for resale the shares of the Company’s common stock sold, and the shares issuable under the Warrants issued, in connection with the Financing. At the second closing of the Financing, the Company raised aggregate net cash proceeds of approximately $16.3 million through the sale and issuance of an additional 38,333,333 shares of its common stock at a purchase price equal to $0.45 per share, and additional Warrants to purchase up to an aggregate of 19,166,667 shares of its common stock at an exercise price of $1.00 per share. The share and Warrant amounts issued include 2,166,666 shares and a Warrant to purchase 1,083,330 shares issued to the underwriter in lieu of paying $975,000 of fees in cash. See Note 8.

7. Stock Warrants

As a result of the Merger closing (see Note 3), as of March 31, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. In connection with the second closing of the Financing discussed in Note 6, the Company issued additional warrants to purchase up to 19,166,667 shares of its common stock, all of which were exercisable as of June 30, 2021. The Company’s outstanding warrants as of June 30, 2021 is summarized as follows, and all were exercisable at that date (see Note 6):

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring August 31, 2021	1,250,000	$4.00	0.17
Outstanding warrants expiring June 9, 2022	199,659	$6.00	0.94
Outstanding warrants expiring June 9, 2022	350,000	$5.00	0.94
Outstanding warrants expiring January 9, 2023	256,667	$3.75	1.58
Outstanding warrants expiring January 28, 2025	8,625,001	$0.50	3.58
Outstanding warrants expiring May 7, 2026	19,166,667	$1.00	4.85
Outstanding on June 30, 2021	29,847,994	$1.09	3.54

The Warrants issued as part of the Purchase Agreement (see Note 6) contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled.

As of June 30, 2021, the outstanding warrants have no intrinsic value.

8. Stock Options

As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March 30, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger.  The outstanding options at June 30, 2021 consisted of the following:

			Weighted
			Average
			Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at March 31, 2021	12,992,857	$0.29	4.61
Exercised	(392,142)	$0.12
Cancelled / Forfeited at $0.12 Exercise Price	(67,144)	$0.12
Cancelled / Forfeited at $0.45 Exercise Price	(75,000)	$0.45
Cancelled / Forfeited at $1.31 Exercise Price	(60,000)	$1.31
Outstanding Options at $0.10 Exercise Price	5,000,000	$0.10	0.71
Outstanding Options at $0.12 Exercise Price	1,358,571	$0.12	0.54
Outstanding Options at $0.45 Exercise Price	5,770,000	$0.45	8.37
Outstanding Options at $1.31 Exercise Price	270,000	$1.31	3.32
Outstanding at June 30, 2021	12,398,573	$0.29	4.31

On June 14, 2021, options to purchase 33,571 shares of common stock were exercised at a price of $0.12 per share, resulting in a payment to the Company of $4,029. Also on June 14, 2021, options to purchase an aggregate of 67,144 shares of common stock with an exercise price of $0.12 per share, options to purchase 75,000 shares of common stock with an exercise price of $0.45 per share, and options to purchase 60,000 shares of common stock with an exercise price of $1.31 per share were forfeited by the former holder thereof, as they were not exercised prior to the expiration date specified with respect to such options.

On June 25, 2021, options to purchase 358,571 shares of common stock were exercised by an officer of the Company at a price of $0.12 per share, resulting in a payment to the company of $43,029.

As of June 30, 2021, outstanding options have an intrinsic value of $2,356,000.

9. Related Party Transactions

The Company has entered into an engagement agreement (the “SRI Services Agreement”) with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company engaged SRI to provide certain services in connection with the day-to-day operations of the Company, including the issuing of invoices to customers and making payments on behalf of the Company with respect to month-to-month leases of facilities, vehicles and trailers under separate agreements between the Company and SRI, including the SRI Equipment Leases and the SRI Office Leases further described in the following paragraphs in this Note 9, as well as Notes 10, 12 and 13. The term of the SRI Services Agreement will continue for a period of three months unless earlier terminated by the parties in accordance therewith, and it is contemplated that an aggregate of $26,042 will be paid by the Company to SRI in consideration of the services rendered under the SRI Services Agreement. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.

The Company has entered into lease agreements with SRI (the “SRI Equipment Leases”), pursuant to which the Company leases equipment used in connection with the operation of its business. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligations of the Company under the SRI Equipment Leases is $7,771.

EVTDS has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on  January 1, 2020. The monthly rent under the SRI Office Lease is $910.

In addition to the SRI Services Agreement, the SRI Equipment Leases, and the SRI Office Lease, during the three months ended June 30, 2021, the Company purchased a heavy-duty pick-up truck and a trailer from SRI for $81,293. The Company intends to use such equipment to transport its electric vehicles to and from customer demonstration sites and to and from equipment outfitters when the vehicles have custom bodies and accessories added for specific customers.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $2,800. See Notes 10, 12 and 13. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI.

During the three months ended June 30, 2021, the Company purchased two used automobiles from Mr. Oldridge for an aggregate purchase price of $33,250. The Company purchased such vehicles from Mr. Oldridge for use by the Company’s employees for sales calls and other business purposes and are housed at the Company’s Corona, California, corporate offices.

In connection with the closing of the Merger in March 2021, the Company purchased two electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. The purchase price for such vehicles was paid in full to Mr. Oldridge during the three months ended June 30, 2021.

Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at June 30, 2021.

10. Commitments

Operating Leases

The Company has entered into the SRI Equipment Leases (see Note 9). Rent expense under the SRI Equipment Leases for the three and six months ended June 30, 2021 was $23,313 and $42,745, respectively, and was  $29,312 and $52,624 for the three and six months ended June 30, 2020, respectively.

The Company has entered into the SRI Office Lease (see Note 9). Rent expense under the SRI Office Lease for the three and six months ended June 30, 2021 was $2,730 and $5,460, respectively, and was also $2,730 and $5,460 for the three and six months ended June 30, 2020, respectively.

The Company has entered into the ABCI Office Lease (see Note 9). Rent expense under the ABCI Office Lease for the three and six months ended June 30, 2021 was $8,400 and $16,800, respectively, and was $8,400 for both the three and six months ended June 30, 2020, respectively, as it commenced on April 1, 2020.

In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In October 2017, ADOMANI, Inc. signed a non-cancellable lease for its former corporate office space in Corona, California, to serve as its corporate headquarters. The lease was for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease was $568,912. The total amount due monthly is $7,600 at commencement and would have escalated to $10,560 by its conclusion had ADOMANI, Inc. remained a tenant. In November 2020, ADOMANI, Inc. vacated this space following staff reductions and moved remaining staff into the space discussed in the following paragraph. Through June 30, 2021, the Company had not paid the rent on this facility since October 2020, but the expense was accrued. On July 2, 2021 a resolution was reached with the landlord. Two of the four suites covered by this lease were re-leased by the building management in March and April 2021, ending the Company’s obligation on those two suites. ADOMANI, Inc.’s $11,616 deposit with the landlord has been applied against the outstanding amounts by the landlord, and the net outstanding amount at June 30, 2021 was approximately $53,735. In June, the landlord advised the Company that the remaining 2 suites were re-leased with a commencement date of September 1, 2021, and the landlord agreed to terminate the Company’s obligation as of July 31, 2021.  Accordingly, the Company paid the landlord $60,630 on July 2, 2021 in exchange for a full release from the lease obligation. See Notes 12 and 13.

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

The Company’s total net rent expense for the three and six months ended June 30, 2021 was $132,949 and $190,796, respectively. The total expense for the three and six months ended June 30, 2020 was $46,252 and $78,104, respectively.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of June 30, 2021:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$150,000	$96,680	$53,140	$—	$—
Employment contract	75,000	75,000	—	—	—
Total	$225,000	$171,680	$53,140	$—	$—

11. Contingencies

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, EVTDS and certain other companies affiliated therewith. The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower alleges that the Company conspired with Mr. Oldridge to build its business, competing products and unfairly compete with GreenPower, GreenPower seeks general damages, special damages and punitive damages, plus interest and costs against EVTDS. On February 2, 2020, the Company and the other companies affiliated therewith named in the notice of civil claim filed a response to the civil claim in which they denied certain of the allegations and asserted that certain other facts were outside of their knowledge. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On or about July 18, 2021, Greenpower and GP Greenpower Industries Inc. filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, the Company and other companies committed the tort of abuse of process by causing 42 Design Works Inc. to commence a lawsuit against Greenpower and GP Greenpower Industries Inc. Additionally, Greenpower and GP Greenpower Industries Inc. also advance   claim against David Oldridge, Phillip Oldridge, the Company and other companies for conspiracy. The pleadings in this lawsuit have not closed and we intend to vigorously defend the counterclaim.

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

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel. The court will hear this motion on August 23, 2021. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

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

12.  Leases

As of June 30, 2021, the Company is a party to nine operating leases. Six of these leases are office or warehouse leases; the remaining three are equipment leases (see Note 10). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2021, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month. In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.

As a result of applying the guidance of ASC 842 to its former corporate office lease (see Note 10) entered into in 2017, the Company recognized an operating liability with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, that balance was $131,622.  As of June 30, 2021, the ROU asset and related liability accounts were written off against each other due to the settlement of the outstanding amounts discussed in Note 10.

During the year ended December 31, 2020, the Company entered into an operating lease for warehouse space in Corona, California (see Note 10). As required by ASC 842, in conjunction with this lease, the Company recognized an operating liability with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, the ROU asset had a balance of $238,365. As of June 30, 2021, the ROU asset had a balance of $199,916, which is included in other non-current assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $149,844 at June 30,2021. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheet, were $80,238 as of June 30, 2021.  As of June 30, 2021, the Company’s warehouse operating lease had a weighted-average remaining lease term of 1.50 years. See Note 10.

Quantitative information regarding the Company’s leases is as follows:

	Six months ended June 30,
	2021	2020
Lease expenses
Operating lease expenses	$29,487	$—
Short-term lease expenses	$183,515	$78,104
Total lease cost	$213,002	$78,104
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$27,906	$—
Weighted-average remaining lease term (in years):
Operating leases	1.56	—
Weighted-average discount rate:
Operating leases	14%	—

13.  Subsequent Events

On July 2, 2021, as more fully discussed in Note 10 above, the Company reached a settlement with the landlord regarding the lease obligation for its former corporate offices.

On July 23, 2021, options to purchase 358,571 shares of common stock were exercised by a former officer of the Company at a price of $0.12 per share, resulting in a payment to the company of $43,029. On July 29, 2021, options to purchase an aggregate of 135,000 shares of common stock with an exercise price of $0.45 per share and options to purchase 135,000 shares of common stock with an exercise price of $1.31 per share were forfeited by the same former officer of the Company as they were not exercised prior to the 90th day following his resignation of employment.

On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 440,000 shares of common stock at an exercise price of $0.2753 per share. The Committee determined that Mr. Oldridge would be immediately vested in the options granted.

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

For the three and six months ended June 30, 2021 and 2020, our net losses were $893,079 and $1,551,589, respectively. As discussed in Item 1, Notes 2 and 3 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q,  as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Quarterly Report on Form 10-Q are those of Envirotech Drive Systems, Inc. (“EVTDS”) as of and for the periods ended June 30, 2020 and are the results for EVTDS as of and for the three and six months ended June 30, 2021, including the balance sheet accounts of Envirotech Vehicles, Inc. at June 30, 2021 and the results of operations of Envirotech Vehicles, Inc. for the period March 16, 2021 through June 30, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.

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

Results of Operations

The following discussion compares operating data for the three and six months ended June 30, 2021 to the corresponding periods ended June 30, 2020:

Sales

Sales were $188,266 and $2,000 for the three months ended June 30, 2021 and 2020, respectively, and $659,059 and  $88,735 for the six months ended June 30,2021 and 2020, respectively, Sales for the three and six months ended June 30, 2021 consisted of four cargo vans sold to ADOMANI, Inc. prior to the closing of the Merger, a box truck sold to the Pittsburg, California Unified School District, a complete cargo van and a cab and chassis truck sold to two different factory authorized representatives, and maintenance and inspection services provided.

Cost of Sales

Cost of sales were $147,932 and $250 for the three months ended June 30, 2021 and 2020, respectively, and $461,366 and $73,560 for the six months ended June 30, 2021, respectively. Cost of sales for the three and six months ended June 30, 2021 consisted of the costs related to the sale of the vehicles sold as described above and the costs of providing maintenance and inspection services.

General and Administrative Expenses

General and administrative expenses were $836,246 and $78,605 for the three months ended June 30, 2021 and 2020, respectively, an increase of $757,641. The increase was related primarily to payroll-related expenses of $222,875; to legal and professional fees of $157,373; to rent of $87,628; to insurance of $81,460; to investor relations expenses of $43,110; to advertising and marketing costs of $29,706; to travel costs of $27,488; to depreciation of $27,379, and to $ 80,622 in other general and administrative expenses.

General and administrative expenses were $1,422,149 and $168,791 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,253,358. The increase was related primarily to legal and professional fees of $445,302, of which approximately $290,000 related to the Merger. Increases in payroll-related expenses of $250,172; rent of $134,897; insurance of $101,027; accounting services of $100,842; investor relations expenses of $44,478; depreciation of $35,376; and $141,264 in other general and administrative expenses accounted for the remainder of the increase.

Consulting Expenses

Consulting expenses were $95,108 and $16,800 for the three months ended June 30, 2021 and 2020, respectively, and were $105,358 and $37,300 for the six months ended June 30, 2021 and 2020, respectively. This increase was due primarily to payments to temporary professional firms to support operations and accounting activities of the Company due to vacant internal staff positions.

Liquidity and Capital Resources

As discussed above and in Note 3 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, ADOMANI, Inc. had approximately $3.4 million in cash and cash equivalents at the Merger closing date, primarily the result of the approximately $5.3 million net proceeds from the December 2020 closing of the Financing discussed below. EVTDS delivered $5 million cash at the Merger closing.

As of June 30, 2021, we had cash and cash equivalents of $8,542,199 and marketable securities of $12,010,190, a combined total of $20,552,389 We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next eighteen months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

The second closing of the Financing was completed on May 7, 2021. The Company raised net cash proceeds, net of offering costs, of approximately $16.3 million through the sale and issuance of 38,333,333 shares of common stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,667 shares of its common stock at an exercise price of $1.00 per share. The share and warrant amounts issued include 2,166,666 shares and 1,083,330 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.

Options to Purchase Common Stock

Because all outstanding unvested options to purchase ADOMANI, Inc.’s common stock became fully vested upon the closing of the Merger, the Company has 12,398,571 fully vested options outstanding as of June 30,2021. See Notes 2, 3 and 8 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2021, the 12,398,571 vested options were comprised of options to purchase 5,000,000 shares with an exercise price of $0.10 per share; options to purchase 1,358,571 shares with an exercise price of $0.12 per share; options to purchase 5,770,000 shares with an exercise price of $0.45 per share, and 270,000 shares  with an exercise price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $3.6 million and we would be required to issue 12,398,571 shares of common stock. There can be no assurance, however, that any such options will be exercised. See Notes 2, 3, 8 and 13 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Credit Facilities

Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5.7 million as of March 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at June 30, 2021, was approximately $17.1 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to use it.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(6,817,467)	$(325,417)
Net cash used in investing activities	(8,809,744)	(30,166)
Net cash provided by financing activities	22,239,279	49,990
Net change in cash and cash equivalents	$6,612,068	$(305,593)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses. These numbers are further impacted by adjustments for changes in other balance sheet accounts.

Net cash used in operating activities increased by $6,492,050 to $6,817,467 for the six months ended June 30, 2021 compared to net cash used in operating activities of $325,417 for the six months ended June 30, 2020. The increase in net cash used in operating activities was due primarily to our net loss increasing to $1,551,589 over the net loss of $183,915 for the six months ended June 30, 2020, or by $1,367,674 and to a net increase in operating assets and liabilities that required the use of $5,291,064 of cash. Approximately $2,877,875 of this amount related to deposits made to our supplier related to the order of new vehicles for inventory. $1,208,657 of the use of cash for operating assets related to purchases of inventory that were received during the six months ended June 30, 2021. The remaining $1,204,532 related primarily to cash used to reduce accounts payable and accrued liabilities, which was partially offset by changes in the other balance sheet accounts.

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

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2021 was $8,809,744 as compared to $30,166 used by investing activities during the six months ended June 30, 2020. The $8,779,578 increase in net cash used by investing activities during the six months ended June 30, 2021 is due to the $12.0 million purchase of marketable securities, reduced by the $3.4 million of cash acquired in the Merger and by capital expenditures of $183,076.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $22,239,279 as compared to $49,990 provided by financing activities during the six months ended June 30, 2020. Net cash provided by financing activities during the six months ended June 30, 2021 consisted of $6,415,110 proceeds from the issuance of common stock by EVTDS, and $16,322,049 proceeds from the issuance of common stock by the Company in May, 2021 when the second tranche of the Financing discussed above closed. The combined financing proceeds of $22,737,159 were reduced by offering costs of $188,015 and were further reduced by both EVTDS and ADOMANI, Inc. repaying their SBA EIDL loans and accrued interest in the amounts of $152,835 and $157,030, respectively.

Contractual Obligations

Except as set forth below, during the six months ended June 30, 2021, there were no material changes in our contractual obligations and commitments as described in the audited financial statements of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 included in ADOMANI, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 22, 2021, or as described in Part II, Item 7 of the ADOMANI, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended by ADOMANI, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A, as filed with the SEC on April 28, 2021.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The fair value of our common stock was estimated by management based on observations of the cash sales prices of its common shares. Awards granted to directors are treated on the same basis as awards granted to employees. Because all outstanding unvested options to purchase common stock became fully vested upon the Merger close and change in control, and because there were no new stock options granted between March 16, 2021 and June 30, 2021, no stock-based compensation is recorded in the unaudited consolidated financial statements for the three and six months ended June 30, 2021 included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the closing of the Merger in March 2021, we increased our reliance on outsourced accounting help during such periods and for all periods thereafter through the date of this filing. As a result of such changes, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three and six months ended June 30, 2021. We have yet to fully resolve such deficiencies as of the date of this filing. However, as of June 25, 2021, we have engaged an experienced accounting professional with relevant expertise to serve as a consultant to the Company and provide additional accounting services intended to mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, EVTDS and certain other companies affiliated therewith. The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower alleges that the Company conspired with Mr. Oldridge to build its business, competing products and unfairly compete with GreenPower. GreenPower seeks general damages, special damages and punitive damages, plus interest and costs against EVTDS. On February 2, 2020, the Company and the other companies affiliated therewith named in the notice of civil claim filed a response to the civil claim in which they denied certain of the allegations and asserted that certain other facts were outside of their knowledge. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On or about July 18, 2021, Greenpower and GP Greenpower Industries Inc. filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, the Company and other companies committed the tort of abuse of process by causing 42 Design Works Inc. to commence a lawsuit against Greenpower and GP Greenpower Industries Inc. Additionally, Greenpower and GP Greenpower Industries Inc. also advance   claim against David Oldridge, Phillip Oldridge, the Company and other companies for conspiracy. The pleadings in this lawsuit have not closed and we intend to vigorously defend the counterclaim.

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc. and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the Court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr.

Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel. The court will hear this motion on August 23, 2021. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors previously disclosed in the audited financial statements of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 included in the Company’s Current Report on Form 8-K/A filed with the SEC on April 22, 2021, or as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, as amended by that certain Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on April 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document*					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ADOMANI, INC.

Date: August 19, 2021	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)