Form 10-Q
period 2021-09-30
Envirotech Vehicles, Inc.
filed 2021-11-12
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
The number of shares outstanding of the registrant’s common stock as of November
12
, 2021 was
294,317,605
.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,580,468	$136,222
Restricted cash	60,018	1,793,910
Marketable Securities	7,007,000	—
Accounts receivable	746,640	9,000
Inventory, net	1,019,453	—
Prepaid expenses	4,903,071	—

Total current assets	24,316,650	1,939,132
Property and equipment, net	299,361	227,561
Goodwill	49,546,910	—
Other non-current assets	304,828	242,025

Total assets	$74,467,749	$2,408,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$166,282	$345,383
Accrued liabilities	864,545	2,382,660
Notes payable, net	31,788	—

Total current liabilities	1,062,615	2,728,043
Long-term liabilities
Other non-current liabilities	35,239	—
Notes payable, net	21,192	152,835

Total liabilities	1,119,046	2,880,878
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 5,000,000 authorized and none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value, 350,000,000 authorized and 294,317,605 issued and outstanding as of September 30, 2021 and 1 issued and outs tanding as of December 31, 2020	2,943	100
Additional paid-in capital	76,220,084	—
Accumulated deficit	(2,874,324)	(472,260)

Total stockholders’ equity (deficit)	73,348,703	(472,160)

Total liabilities and stockholders’ equity (deficit)	$74,467,749	$2,408,718

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales	$709,092	$—	$1,368,151	$88,735
Cost of sales	469,611	—	930,977	73,560

Gross profit	239,481	0	437,174	15,175
Operating expenses
General and administrative	1,344,840	54,146	2,766,989	222,935
Consulting	36,734	16,800	142,092	54,101

Total operating expenses, net	1,381,574	70,946	2,909,081	277,036

Loss from operations	(1,142,093)	(70,946)	(2,471,907)	(261,861)

Other income (expense):
Interest income , net	8,116	—	2,357	—
Other income	285,902	—	288,186	7,000

Total other income	294,018	—	290,543	7,000

Loss before income taxes	(848,075)	(70,946)	(2,181,364)	(254,861)
Income tax expense	(2,400)	—	(220,700)	—

Net loss	$(850,475)	$(70,946)	$(2,402,064)	$(254,861)

Net loss per share to common stockholders:
Basic and diluted	$(0.00)	$(70,946)	$(0.01)	$(254,861)

Weighted shares used in the computation of net loss per share:
Basic and diluted	294,231,860	1	206,924,336	1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
Common stock issued for cash	142,558,000	1,325	6,413,785	—	6,415,110
Common stock issued in merger	112,675,557	1,127	53,508,495	—	53,509,622
Offering costs netted against proceeds	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)

Balance, March 31, 2021	255,233,558	$2,552	$59,765,837	$(1,130,770)	$58,637,619
Common stock issued for cash	38,725,475	388	16,321,661	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)

Balance, June 30, 2021	293,959,034	$2,940	$76,055,926	$(2,023,849)	$74,035,017
Common stock issued for cash	358,571	3	43,026	—	43,029
Stock based compensation	—	—	121,132	—	121,132
Net loss	—	—	—	(850,475)	(850,475)

Balance, September 30, 2021	294,317,605	$2,943	$76,220,084	$(2,874,324)	$73,348,703

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(2,402,064)	$(254,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,031	—
Unrealized gain on marketable securities	(20,359)	—
Stock based compensation expense	121,132	—
Provision for bad debt	303,879	—
Gain on debt forgiveness	(290,519)	—
Changes in assets and liabilities:
Accounts receivable	(734,267)	(9,000)
Prepaid expenses	(3,877,182)	—
Inventory	(792,800)	—
Accounts payable	(307,488)	(64,461)
Accrued liabilities	(1,734,270)	—
Other non-current liabilities	(226,421)	—

Net cash used in operating activities	(9,917,328)	(328,322)

Cash flows from investing activities:
Purchase of property and equipment, net	(27,958)	(30,166)
Investment in marketable securities	(12,000,000)	—
Sale of marketable securities	5,000,000	—
Cash acquired in merger	3,373,332	—

Net cash used in investing activities	(3,654,626)	(30,166)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,780,188	—
Related-party investment	—	49,990
Payments for offering costs	(188,015)	—
Principal advances from (repayments on) long term debt (SBA)	(309,865)	150,000

Net cash provided by financing activities	22,282,308	199,990

Net change in cash, restricted cash, and cash equivalents	8,710,354	(158,498)
Cash, restricted cash, and cash equivalents at the beginning of the period	1,930,132	324,055

Cash, restricted cash, and cash equivalents at the end of the period	$10,640,486	$165,557

Supplemental cash flow disclosures:
Cash paid for interest expense	$4,944	$—

Cash paid for income taxes	$2,400	$—

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
The Compa
ny serves
 commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles.
The Company
’
s
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
2. Summary of Significant Accounting Policies
Basis of Presentation
—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of September 30, 2021, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. and subsidiaries, and for the fiscal period ended September 30, 2021, which include the consolidated results of operations of EVTDS for the entire nine month period and include the consolidated results of operations of Envirotech Vehicles, Inc. and subsidiaries for the post-merger period March 16, 2021 through September 30, 2021, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In
t
he Company
’
s

o
pinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the EVTDS audited financial statements for the years ended December 31, 2020 and 2019 included in
t
he Company
’
s
 Current Report on Form
8-K/A
filed with the SEC on April 22, 2021. The results of operations for the fiscal period ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation
—The accompanying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-owned subsidiary Envirotech Drive Systems, Incorporated, and, from March 16, 2021 forward, the financial statements of Envirotech Vehicles, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments
—The carrying values of the Company’s financial instruments, including cash, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Revenue Recognition
— The Company recognizes revenue from the sales of
zero-emission
electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In applying ASC Topic 606, the Company is required to:
(1)
i
dentify any contracts with customers
;
(2)
d
etermine if multiple performance obligations exist
;
(3)
d
etermine the transaction price
;
(4)
a
llocate the transaction price to the respective obligation; and
(5)
r
ecognize the revenue as the obligation is satisfied.
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
Due to significant impacts of Covid-19 restrictions on the tourist industry in the Philippines, the market to which GerWeiss primarily sold the e-trikes to, they have not been able to complete the current 50 units in production. We do not expect that we will receive the e-trikes nor have our deposit returned, and therefore have fully reserved that amount in the three months ended September 30, 2021.
Other revenue includes performing basic vehicle maintenance and detailing, as well as safety inspections for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced.
Cash and Cash Equivalents
— The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.
Marketable Securities
—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity,
as the intent is not to liquidate them prior to the respective stated maturity date. At September 30, 2021, the aggregate amount of the Company’s investments in marketable securities was $7,007,000. There were no investments in marketable securities at December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts—
The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $746,640 and $9,000 as of September 30, 2021 and December 31, 2020, respectively. Because the trade accounts receivable balance at September 30, 2021 is from credit-worthy customers, many of whom are our
 Company’s

Factory Authorized Representatives
(
“
FARs
”
)
, and because the December 31, 2020 balance was collected subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of September 30, 2021 or December 31, 2020.
Inventory and Inventory Valuation Allowance
—
The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to support in the future. The Company had finished goods inventory on hand of
$1,031,882
as of September 30, 2021 and recorded an inventory valuation allowance of
$12,429
related to three vehicles that the Company does not intend to support in the future as of September 30, 2021, resulting in a net inventory balance of $1,019,453 as of September 30, 2021. The Company had no finished goods inventory on hand and no related inventory valuation allowance as of December 31, 2020.
Inventory Deposits—
The Company records all inventory deposits as prepaid assets. Upon completion of production, and acceptance by the Company, deposits are reclassified to either inventory or cost of goods, depending on whether a sale of the product has occurred. The Company had inventory deposits of $4,498,225 and zero as of September 30, 2021 and December 31, 2020, respectively.
Income Taxes
—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
EVTDS previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of September 30, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. In March 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the three months ended March 31, 2021 in order to establish the reserve. This amount is also an income tax expense for the nine months ended September 30, 2021.
The December 31, 2020 audit report for EVTDS stated that corporate income tax returns for 2017, 2018, and 2019 had not been filed; in fact, they were filed on December 15, 2020. The audit report also stated that corporate income tax returns for 2020 had not been filed; those returns were not due to be filed until May17, 2021, and they were filed in early May, 2021.
Accounting for Uncertainty in Income Taxes—
The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At September 30, 2021 and 2020, respectively, management did not identify any uncertain tax positions.
Net Loss Per Share
—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2021, 12,210,000 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 28,597,994 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

Concentration of Credit Risk
—
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
The restricted cash reported by EVTDS as of December 31, 2020, combined with additional cash raised in 2021, was used to fund both the merger closing requirement of $5,000,000 to ADOMANI, Inc. (see Note 3) and to repay liabilities of EVTDS. The amount of restricted cash and corresponding unpaid current liabilities of EVTDS that is included in the consolidated balance sheet at September 30, 2021 is zero, as the $254,913 included on the unaudited consolidated balance sheet at June 30, 2021 was resolved by EVTDS using the cash to pay an invoice on behalf of its former stockholder. During the 3 months ended September 30, 2021, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of approximately
$60,000.
For the three months ended March 31, 2021, total EVTDS sales were to one customer, ADOMANI, Inc., prior to the merger closing (see Note 3). The customer account was collected within two days of invoicing. In addition, the merged entity recorded additional sales during the two weeks post-merger which were made to two other customers and were collected within weeks of invoicing. The Company sold two vehicles during the last week of the three months ended June 30, 2021, and sold eight
 additional vehicles in the latter part of September, 2021, many of them to the Company’s
 FARs.
The Company
expect
s
to be paid for them in full; to the extent the invoices are outstanding for more than 30 days, the F
AR
s
 are charged flooring interest on the sale price. Accordingly, customer accounts are reported at the invoiced amount outstanding
.
Impairment of Long-Lived Assets
—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of September 30 2021 and December 31, 2020, respectively.
Goodwill
—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option lo first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step
impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step
impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

Research and Development
—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. No research and development costs were incurred for the three or nine months ended September 30, 2021 or 2020.
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
which simplified several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company implemented this change beginning in 2019. Because all outstanding unvested employee stock options became fully vested upon the merger close and change in control (see Notes 3 and 8), and because no new options to purchase shares of common stock were granted between March 16, 2021 and June 30, 2021, no stock-based compensation expense was recorded in the consolidated financial statements for the three or six months ended June 30, 2021. However, with respect to the options to purchase 440,000 shares of common stock issued on August 4, 2021 (see Note 8), stock-based compensation expense of $121,132 was recorded for the three and nine months ended September 30, 2021.
Property and Equipment
— Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except leasehold improvements, which are being amortized over the life of the lease term. Property and equipment qualify for capitalization if the purchase price exceeds $2,000. Major repairs and replacements, which extend the useful lives of equipment, are capitalized and depreciated over the estimated useful lives of the property. All other maintenance and repairs are expensed as incurred.
Leases
—The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements.
Recent Accounting Pronouncements
— Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.
3. Merger
On March 15, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as
 a
wholly owned subsidiary
of the Company
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

At December 31, 2020, EVTDS had subscription restricted cash of $1,793,910 on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech
Electric
Vehicles, Inc., a Canadian entity
(“EVT Canada”),
to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close the Merger and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as of December 31, 2020. The total amount raised just prior to the Merger closing was $6,415,210. At the closing of the Merger, EVTDS satisfied its obligation to deliver $5 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. However, some liabilities were not repaid and we
re still being negotiated, resulting in $258,083 in cash at March 31, 2021 still being restricted and $258,083 in liabilities remaining outstanding on the March 31, 2021 balance sheet included in the unaudited consolidated financial statements. This number has decreased to zero in both categories as of September 30, 2021.
EVTDS entered into an exclusive
50-year
distribution agreement as of October 4, 2017 to become the sole USA distributor of
EVT Canada
. This agreement grants EVTDS the exclusive right in the United States to promote sales, including the right to use trademarks, trade names, service marks and logos and to obtain orders based on sales targets for orders. The agreement also provides that
EVT Canada
.
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
September
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
The Company
therefore
is
 not able to segregate the operating results of operations between the formerly separate entities in the current periods.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2020 and on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three and nine months ended September 30, 2020 and 2021, respectively, that would have been realized if the Merger had occurred on January 1, 2020 or January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

Pro forma combined results of operations	For the three months ended		For the nine months ended
	September 30		September 30
	2021	2020	2021	2020
Sales	$709,092	$—	$1,065,562	$585,821
Net loss	$(850,475)	$(70,946)	$(5,045,988)	$(3,585,539)
For purposes of the pro forma disclosures above, there were no adjustments required for the three months ended September 30, 2020 because there were no transactions between EVTDS and ADOMANI, Inc. during that period. For the three months ended September 30,2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. The adjustments for the nine months ended September 30, 2020 resulted in a reduction in sales of $79,735 and a $15 decrease in net loss. The adjustments for the nine months ended September 30, 2021 resulted in a reduction of sales of $319,000 and a $91,800 increase in net loss. Both sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for both the three months ended March 31, 2021 and the nine months ended September 30, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.
4. Property and Equipment, Net
Components of property and equipment, net, consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$41,799	$—
Leasehold improvements	28,112	30,166
Machinery & equipment	86,266	92,853
Vehicles	252,724	128,999
Test/Demo vehicles	15,784	—

Total property and equipment	$424,685	$252,018
Less accumulated depreciation	(125,324)	(24,457)

Net property and equipment	$299,361	$227,561

EVTDS sold all its property and equipment owned at December 31, 2020, reflected above, to EVT Canada in the first quarter of 2021 and after recording
$6,560 depreciation expense for the three months ended March 31, 2021, recognized no gain or loss on the sale. The balances above at September 30, 2021 therefore reflect Envirotech Vehicles, Inc. assets acquired in the Merger (see Note 3) and assets purchased subsequent to the Merger closing.
Depreciation expense was $7,655 and
$
43,031,
respectively
,
for the three and nine months ended September 30, 2021
,
and
was $0 for both the three and nine months ended September 30,

2020.

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
On May 6, 2020, ADOMANI, Inc. received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the CARES Act and administered by the SBA. The unsecured loan (the “PPP Loan”)
was
evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (“Wells Fargo”), the lender. The PPP provides for loans to be forgiven under certain circumstances if provisions are met. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020 and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100%
forgiveness, and had been forwarded to SBA for their approval. On May 26, 2021, Wells Fargo sent a letter to the Company at its former corporate office address which did not get forwarded to its new address. After inquiring of Wells Fargo why no decision had been made on the forgiveness of the loan, the Company was informed on August 23,2021 that its loan had been forgiven in May and that there was no balance due. Wells Fargo subsequently provided a copy of the May 26, 2021 letter to the Company. Accordingly, the
 $10,000
that was advanced as part of the Company’s application for the EIDL loan (see below) but was not required to be repaid in connection with the forgiveness of the PPP loan, was removed from current liabilities and reflected as miscellaneous income during the three months ended September 30, 2021.
On May 20, 2020 ADOMANI, Inc. received
 $150,000
in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL loan was evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of
 3.75%
per annum. The term of the EIDL Note is
 thirty years,
though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company would have been obligated to make equal monthly payments of principal and interest beginning on
 May 18, 2022
through the maturity date of May 18, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty. The loan and accrued interest in the amount of
$154,817
was repaid on May 17, 2021.
On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty four months, beginning in July, 2021, with monthly payments of $2,648.99. As of September 30, 2021, $31,788 is reflected on the consolidated balance sheet as current notes payable while $21,292 is classified as long-term notes payable.
Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed
95
% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at September 30, 2021, was approximately $15.6 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to borrow from it.

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
7. Stock Warrants
As a result
of the Merger closing (see Note 3), as of March 31, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. In connection with the second closing of the Financing discussed in Note 6, the Company issued additional warrants to purchase up to 19,166,667 shares of its common stock, all of which were exercisable as of September 30, 2021. The Company’s outstanding warrants as of September 30, 2021 is summarized as follows, and all were exercisable at that date (see Note 6):

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring June 9, 2022	199,659	$6.00	0.71
Outstanding warrants expiring June 9, 2022	350,000	$5.00	0.71
Outstanding warrants expiring January 9, 2023	256,667	$3.75	1.28
Outstanding warrants expiring January 28, 2025	8,625,001	$0.50	4.25
Outstanding warrants expiring May 7, 2026	19,166,667	$1.00	4.60

Outstanding warrants on September 30, 2021	28,597,994	$0.96	4.39

The Warrants issued as part of the Purchase Agreement (see Note 6) contain a call provision whereby the Company, after the
13-month
anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled
.
As of September 30, 2021, the outstanding warrants have no intrinsic value.

8. Stock Options
As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March 30, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at September 30, 2021 consisted of the following:

			Weighted
			Average
			Remaining
	Number of Shares	Exercise Price	Contractual Life (years)
Outstanding at March 31, 2021	12,992,857	$0.29	4.61
Exercised	(750,713)	$0.12
Cancelled / Forfeited at $0.12 Exercise Price	(67,144)	$0.12
Cancelled / Forfeited at $0.45 Exercise Price	(210,000)	$0.45
Cancelled / Forfeited at $1.31 Exercise Price	(195,000)	$1.31
Outstanding Options at $0.10 Exercise Price	5,000,000	$0.10	0.46
Outstanding Options at $0.12 Exercise Price	1,358,571	$0.12	0.46
Outstanding Options at $0.45 Exercise Price	5,770,000	$0.45	8.32
Outstanding Options at $1.31 Exercise Price	270,000	$1.31	6.30
Outstanding Options at $ 0 .2753 Exercise Price	440,000	$0.2753	9.84

Outstanding at September 30, 2021	12,210,000	$0.28	4.49
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
On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 440,000 shares of common stock at an exercise price of $0.2753 per share. The Committee determined that Mr. Oldridge would be immediately vested in the options granted. The options were valued using the Black-Scholes option-pricing model, resulting in fair market value of $121,132 for the options which expire on August 3, 2031 . The assumptions used in the valuation of the options included an expected term of ten years, volatility of 172.40%, and a risk-free interest rate of 1.56%. Because these options were fully vested and exercisable as of the grant date, the fair market value of $121,132 was recorded as stock based compensation expense during the three months ended September 30, 2021.
As of September 30, 2021, outstanding options have an intrinsic value of $2,356,000.
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
Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at September 30, 2021.
10. Commitments
Operating Leases
The Company has entered into the SRI Equipment Leases (see Note 9). Rent expense under the SRI Equipment Leases for the three and nine months ended September 30, 2021 was $38,853 and $66,055, respectively, and was $23,312 and $75,935 for the three and nine months ended September 30, 2020, respectively.
The Company has entered into the SRI Office Lease (see Note 9). Rent expense under the SRI Office Lease for the three and nine months ended September 30, 2021 was $4,550 and $11,270, respectively, and was $2,730 and $8,190 for the three and nine months ended September 30, 2020, respectively.
The Company has entered into the ABCI Office Lease (see Note 9). Rent expense under the ABCI Office Lease for the three and nine months ended September 30, 2021 was $8,400 and $25,200, respectively, and was $8,400 and $16,800 for the three and nine months ended September 30, 2020, respectively.

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

The total amount due monthly is $7,600 at commencement and would have escalated to $10,560 by its conclusion had ADOMANI, Inc. remained a tenant. In November 2020, ADOMANI, Inc. vacated this space following staff reductions and moved remaining staff into the space discussed in the following paragraph. The Company ceased paying the rent on this facility after October 2020, but the expense was accrued. Two of the four suites covered by this lease were re-leased
by the building management in March and April 2021, ending the Company’s obligation on those two suites. In June 2021, the landlord advised the Company that the remaining two suites were re-leased
with a commencement date of September 1, 2021. On July 2, 2021, a resolution was reached with the landlord, whereby the parties mutually agreed to terminate the lease as of July 31, 2021 and the Company would be released from all obligations under the lease, in consideration of the Company’s agreement to pay the landlord an amount equal to
$60,630,
representing the aggregate amount then owed to the landlord under the lease net of the Company’s $11,616 security deposit retained by the landlord, which amount was paid in full on July 2, 2021. See Notes 12 and 13.
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

36
months, commencing on
January 1, 2020
, and terminating on
December 31, 2022
. The base rent for the term of the lease was $
495,720
, with $
265
due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $
13,108
at commencement and will escalate to $
13,906
by its conclusion.
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
The Company’s total net rent expense for the three and nine months ended September 30, 2021 was ($14,841) and $198,161, respectively. The reduced expense for the three months ended September 30, 2021 was due to adjustments recorded in the quarter related to rent expense accrued during the six months ended June 30, 2021. The total expense for the three and nine months ended September 30, 2020 was $38,579 and $116,682, respectively.
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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2021:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$124,055	$96,672	$27,383	$—	$—
Employment contract	37,500	37,500	—	—	—

Total	$161,555	$134,172	$27,383	$—	$—

11. Contingencies
On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, our Chief Executive Officer and a member of our board of directors, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No.
S-1914285,
in the Supreme Court of British Columbia, against Mr. Oldridge, his trust, Envirotech Drive Systems Incorporated, a Wyoming corporation and a wholly owned subsidiary of EVTDS that upon the closing of the Merger became our indirect wholly owned subsidiary (“EVTDS Wyoming”), and certain other companies . The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower alleges that EVTDS Wyoming conspired with Mr. Oldridge to build its business, competing products and unfairly compete with Greenpower. GreenPower seeks general damages, special damages and punitive damages, plus interest and costs against EVTDS Wyoming. On February 2, 2020, EVTDS Wyoming and the other companies affiliated therewith named in the notice of civil claim filed a response to civil claim in which they denied certain of the allegations and asserted that certain other facts were outside of their knowledge. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On or about July 18, 2021, GreenPower and GP Greenpower Industries Inc. filed a counterclaim against Phillip W. Oldridge, our Chief Executive Officer and a member of our board of directors, David Oldridge, our Chief Technology Officer and the brother of Phillip W. Oldridge, EVTDS Wyoming and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, EVTDS Wyoming and other companies committed the tort of abuse of process by causing 42 Design Works Inc. to commence a lawsuit against Greenpower and GP Greenpower Industries Inc. Additionally, Greenpower and GP Greenpower Industries Inc. claim against David Oldridge, Phillip W. Oldridge, EVTDS Wyoming and the other companies for conspiracy. EVTDS Wyoming, David Oldridge and the other companies have filed an application to strike the allegations in the counterclaim regarding abuse of process and conspiracy. The court application is scheduled to be heard on November 12, 2021.
On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc., and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or rescissionary damages; and (v) equitable relief at the discretion of the
c
ourt. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. A case management conference and hearing on the order to show cause are set for December 13, 2021. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.
On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No.
1-CV-349153
in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The hearing on the motion for summary judgement as well as the trial setting conference is set for November 23, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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
12. Leases
As of September 30, 2021, the Company is a party to nine operating leases. Four of these leases are office or warehouse leases; the remaining five are equipment leases (see Note 10). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 30, 2021, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month.
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
(“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, the ROU asset had a balance of $238,365. As of September 30, 2021, the ROU asset had a balance of $166,483, which is included in other non-current
assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $131,244 at September 30,2021.
Non-current
liabilities relating to the ROU asset, which are included in other non-current
liabilities in the consolidated balance sheet, were $35,239 as of September 30, 2021. As of September 30, 2021, the Company’s warehouse operating lease had a weighted-average remaining lease term of 1.25 years. See Note 10.
Quantitative information regarding the Company’s leases is as follows:

	Nine months ended September 30,
	2021	2020
Lease expenses
Operating lease expenses	$122,001	$—
Short-term lease expenses	$76,160	$116,683

Total lease cost	$198,161	$116,683

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$163,707	$—
Weighted-average remaining lease term (in years):
Operating leases	1.28	—
Weighted-average discount rate:
Operating leases	14%	—

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
For the three and nine months ended September 30, 2021 and 2020, our net losses were $850,475 and $2,402,064, respectively. As discussed in Item 1, Notes 2 and 3 to the unaudited consolidated financial statements contained in this Quarterly Report on Form
10-Q,
as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Quarterly Report on Form
10-Q
are those of Envirotech Drive Systems, Inc. (“EVTDS”) as of and for the periods ended September 30, 2020 and are the results for EVTDS as of and for the three and nine months ended September 30, 2021, including the balance sheet accounts of Envirotech Vehicles, Inc. at September 30, 2021 and the results of operations of Envirotech Vehicles, Inc. for the period March 16, 2021 through September 30, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.
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
Sales revenue growth from additional products
.
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
Results of Operations
The following discussion compares operating data for the three and nine months ended September 30, 2021 to the corresponding periods ended September 30, 2020:
Sales
Sales were $709,092 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1,368,151 and $88,735 for the nine months ended September 30, 2021 and 2020, respectively. Sales for the three months ended September 30, 2021 consisted of two cargo vans and four cab & chassis trucks sold to certain factory authorized representatives; one van sold to a business owner in New Jersey who utilized a voucher from the NJ Zip program; and one upfitted truck sold to a new business in the San Francisco Bay area. Sales for the nine months ended September 30, 2021 consisted of the items sold in the third quarter plus four cargo vans sold to ADOMANI, Inc. prior to the closing of the Merger, a box truck sold to the Pittsburg, California Unified School District, a complete cargo van and a cab and chassis truck sold to two different factory authorized representatives in June 2021, and maintenance and inspection services provided.
Cost of Sales
Cost of sales were $469,611 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $930,977 and $73,560 for the nine months ended September 30, 2021 and 2020, respectively. Cost of sales for the three and nine months ended September 30, 2021 consisted of the costs related to the sale of the vehicles sold as described above and the costs of providing maintenance and inspection services.

General and Administrative Expenses
General and administrative expenses were $1,344,840 and $54,146 for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,290,694. The increase was related to bad debt expense of $303,879 unrelated to trade accounts receivable; to payroll-related expenses of $281,184; to investor relations expenses of $123,433; to non-cash
stock based compensation expense of $121,132; to insurance of $120,539; to legal and professional fees of $93,766; to travel and related expenses of $91,289 related primarily to locating a United States manufacturing location; to advertising and marketing costs of $66,322; to contract labor of $47,451 primarily related to engineering and technical assistance; to depreciation of $7,655, and to $34,044 in other general and administrative expenses. The third quarter 2021 general and administrative expenses include $432,666 in non-cash
charges, including $303,879 in bad debt expense unrelated to trade accounts receivable, $121,132 in stock-based compensation expense and $7,655 in depreciation expense. There were no non-cash
general and administrative expenses in the 2020 periods.
General and administrative expenses were $2,766,989 and $222,935 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $2,544,054. The increase was related to increases in legal and professional fees of $561,701, of which approximately $290,000 related to the Merger. Increases in payroll-related expenses of $531,355; bad debt expense unrelated to trade accounts receivables of $303,879; insurance of $221,412; investor relations expense of $167,911;
non-cash
stock-based compensation expense of $121,132; travel and related expenses of $110,457 primarily related to locating a United States manufacturing facility; marketing and advertising expense of $85,650 accounting services of $83,487; rent expense of $81,479; contract labor of $66,323 primarily related to engineering and technical assistance; depreciation of $43,031; and $166,237 in other general and administrative expenses accounted for the remainder of the increase. The nine month 2021 general and administrative expenses include $468,042 in non-cash charges, including $303,879 in bad debt expense unrelated to trade accounts receivable, $121,132 in stock-based compensation expense and $43,031 in depreciation expense.
Consulting Expenses
Consulting expenses were $36,735 and $16,800 for the three months ended September 30, 2021 and 2020, respectively, and were $142,092 and $54,101 for the nine months ended September 30, 2021 and 2020, respectively. The increases in the current year periods were due primarily to payments to temporary professional firms to support operations and accounting activities of the Company due to vacant internal staff positions.
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
As of September 30, 2021, we had cash and cash equivalents of $10,640,486 and marketable securities of $7,007,000, a combined total of $17,647,486. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next eighteen months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders. In addition, to the extent we are successful in establishing a U.S. manufacturing facility, additional debt and/or equity capital may be required in order to purchase related equipment and set up production lines.
On December 24, 2020, ADOMANI, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company agreed to sell, and the investors agreed to purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).
The first closing of the Financing occurred on December 29, 2020. ADOMANI, Inc. raised cash proceeds, net of offering costs, of approximately $5.3 million through the sale and issuance of 11,500,000 shares of its common stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and Warrant amounts issued include 650,000 shares and a Warrant to purchase
487,500 shares issued to the underwriter in lieu of paying $325,000 of fees in cash.

The second closing of the Financing was completed on May 7, 2021. The Company raised cash proceeds, net of offering costs, of approximately $16.3 million through the sale and issuance of 38,333,333 shares of common stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,667 shares of its common stock at an exercise price of $1.00 per share. The share and Warrant amounts issued include 2,166,666 shares and a Warrant to purchase 1,083,330 shares issued to the underwriter in lieu of paying $975,000 of fees in cash.
Options to Purchase Common Stock
Because all outstanding unvested options to purchase ADOMANI, Inc.’s common stock became fully vested upon the closing of the Merger, the Company had 12,398,571 fully vested options outstanding as of June 30,2021. On July 23, 2021, options to purchase 358,571 shares of common stock were exercised by a former officer of the Company. On July 29, 2021, options to purchase an aggregate of 270,000 shares of common stock were forfeited by the same former officer of the Company.
On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 440,000 shares of common stock. The Committee determined that Mr. Oldridge would be immediately vested in the options granted.
As a result of the activity described above during the three months ended September 30, 2021, the number of fully vested options outstanding as of September 30, 2021 was 12,210,000. See Notes 2, 3 and 8 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2021, the 12,210,000 vested options were comprised of options to purchase 5,000,000 shares with an exercise price of $0.10 per share; options to purchase 1,000,000 shares with an exercise price of $0.12 per share; options to purchase 5,635,000 shares with an exercise price of $0.45 per share, and 135,000 shares with an exercise price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $3.5 million and we would be required to issue 12,210,000 shares of common stock. There can be no assurance, however, that any such options will be exercised. See Notes 2, 3 and 8 to the unaudited consolidated financial statements included in this Quarterly Report on Form
10-Q.
Credit Facilities
Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5.7 million as of March 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at September 30, 2021, was approximately $15.6 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to use it.
Capital Expenditures
We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(9,917,328)	$(328,322)
Net cash used in investing activities	(3,654,626)	(30,166)
Net cash provided by financing activities	22,282,308	199,990

Net change in cash and cash equivalents	$8,710,354	$(158,498)

Operating Activities
Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash
expenses. These numbers are further impacted by adjustments for changes in other balance sheet accounts.
Net cash used in operating activities increased by $9,298,486 to $9,626,808 for the nine months ended September 30, 2021, compared to net cash used in operating activities of $328,322 for the nine months ended September 30, 2020. The increase in net cash used in operating activities was due primarily to our net loss for the nine months ended September 30, 2021 increasing to $2,402,064 over the net loss of $254,861 for the nine months ended September 30, 2020, or by $2,147,203, and to a net increase in operating assets and liabilities that required the use of $7,672,428 of cash, reduced by net non-cash
charges of $157,164, which include the non-cash gain on forgiveness of debt (the PPP loan) of $290,519. Approximately $4,498,225 of the $7,672,428 related to deposits made to our supplier related to the order of new vehicles for inventory. $792,800 of the use of cash for operating assets related to purchases of inventory that were received during the nine months ended September 30, 2021. The remaining $2,381,402 related primarily to cash used to reduce accounts payable and accrued liabilities, which was partially offset by changes in the other balance sheet accounts.
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
Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2021 was $3,654,626 as compared to $30,166 used by investing activities during the nine months ended September 30, 2020. The $3,624,460 increase in net cash used by investing activities during the nine months ended September 30, 2021 is due to the net $7.0 million purchase of marketable securities, reduced by the $3,373,332 of cash acquired in the Merger and reduced by the capital expenditures decrease of $2,208.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $22,282,308 as compared to $199,990 provided by financing activities during the nine months ended September 30, 2020, an increase of $22,082,318. Net cash provided by financing activities during the nine months ended September 30, 2021 consisted of $6,415,110 proceeds from the issuance of common stock by EVTDS, and $16,365,078 proceeds from the issuance of common stock by the Company, of which $16,275,001 related to the second closing of the Financing discussed above and the remaining $90,077 was received from the exercise of stock options in June and July of 2021. The net Financing proceeds of $16,275,001 were reduced by offering costs of $188,015 and were further reduced by both EVTDS and ADOMANI, Inc. repaying their SBA EIDL loans and accrued interest in the amounts of $152,835 and $157,030, respectively.

Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes in our contractual obligations and commitments as described in the audited financial statements of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 included in ADOMANI, Inc.’s Current Report on Form
8-K/A
filed with the SEC on April 22, 2021, or as described in Part II, Item 7 of the ADOMANI, Inc. Annual Report on Form
10-K
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
Stock-Based Compensation
We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The fair value of our common stock was estimated by management based on observations of the cash sales prices of its common shares. Awards granted to directors are treated on the same basis as awards granted to employees. Although all outstanding unvested options to purchase common stock became fully vested upon the Merger close and change in control, the new stock options granted to Mr. Oldridge in August 2021 discussed above resulted in stock-based compensation expense of $121,132 being recorded recorded in the unaudited consolidated financial statements for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form
10-Q.
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
We may face risks associated with the costs of raw materials, primarily batteries, as we go into production. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales, if any, will be largely denominated in United States dollars, which may create foreign currency exchange risk exposure.
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
Changes in Internal Control over Financial Reporting
Due to the staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the closing of the Merger in March 2021, we increased our reliance on outsourced accounting help during such periods and for all periods thereafter through the date of this filing. As a result of such changes, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three and nine months ended September 30, 2021. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.
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
On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, our Chief Executive Officer and a member of our board of directors, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No.
S-1914285,
in the Supreme Court of British Columbia, against Mr. Oldridge, his trust, Envirotech Drive Systems Incorporated, a Wyoming corporation and a wholly owned subsidiary of EVTDS that upon the closing of the Merger became our indirect wholly owned subsidiary (“EVTDS Wyoming”), EVTDS and certain other companies. The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. Greenpower alleges that EVTDS Wyoming conspired with Mr. Oldridge to build its business, competing products and unfairly compete with Greenpower. GreenPower seeks general damages, special damages and punitivedamages, plus interest and costs against EVTDS Wyoming. On February 2, 2020, EVTDS Wyoming and the other companies affiliated therewith named in the notice of civil claim filed a response to civil claim in which they denied certain of the allegations and asserted that certain other facts were outside of their knowledge. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On or about July 18, 2021, Greenpower and GP Greenpower Industries Inc. filed a counterclaim against Phillip W. Oldridge, our Chief Executive Officer and a member of our board of directors, David Oldridge, our Chief Technology Officer and the brother of Phillip W. Oldridge, EVTDS Wyoming and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, EVTDS Wyoming and other companies committed the tort of abuse of process by causing 42 Design Works Inc. to commence a lawsuit against Greenpower and GP Greenpower Industries Inc. Additionally, Greenpower and GP Greenpower Industries Inc. claim against David Oldridge, Phillip W. Oldridge, EVTDS Wyoming and the other companies for conspiracy. EVTDS Wyoming, David Oldridge and the other companies have filed an application to strike the allegations in the counterclaim regarding abuse of process and conspiracy. The court application is scheduled to be heard on November 12, 2021.
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
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. A case management conference and hearing on the order to show cause are set for December 13, 2021. We believe that the purported class action lawsuit is without merit and intend to vigorously defend the action.
On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No.
1-CV-349153
in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The hearing on the motion for summary judgement as well as the trial setting conference is set for November 23, 2021. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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

#
The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*
In accordance with Rule 402 of Regulation
S-T,
this interactive data file is deemed not filed or part of this Quarterly Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envirotech Vehicles, Inc.

Date: November 12, 2021	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Michael K. Menerey
Michael K. Menerey Chief Financial Officer (Principal Financial and Accounting Officer)