Form 10-K
period 2021-12-31
Envirotech Vehicles, Inc.
filed 2022-04-26
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
Commission file number:
001-38078

ENVIROTECH VEHICLES, INC.
(Name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1425 Ohlendorf Road
Osceola, AR 72370
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
of the Exchange Act).    Yes  ☐    No
☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant, based on the closing price reported by the OTC Markets Group Inc. on June 30, 2021 was approximately $56.4 million.
As of April 8, 2022, 299,929,841 shares of the registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on
Form 10-K
is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on
Form 10-K
to be filed by the registrant within 135 days of December 31, 2021. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on
Form 10-K.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
(“Annual Report”), contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.
You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this prospectus, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things, our:

•	ability to generate demand for our zero-emission commercial fleet vehicles in order to generate revenue;

•	dependence upon external sources for the financing of our operations;

•	ability to effectively execute our business plan;

•	ability and our suppliers’ ability to scale our zero-emission products assembling processes effectively and quickly from low volume production to high volume production;

•	ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•
ability and our manufacturing partners’ ability to navigate the current disruption to the global supply chain and procure the raw materials, parts, and components necessary to produce our vehicles on terms acceptable to us and our customers;

•	ability to obtain, retain and grow our customers;

•	ability to enter into, sustain and renew strategic relationships on favorable terms;

•	ability to achieve and sustain profitability;

•	ability to evaluate and measure our current business and future prospects;

•	ability to compete and succeed in a highly competitive and evolving industry;

•	ability to respond and adapt to changes in electric vehicle technology; and

•	ability to protect our intellectual property and to develop, maintain and enhance a strong brand.
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
Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Envirotech,” “the Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc. a Delaware Corporation, and our predecessor, ADOMANI, Inc., a Delaware corporation, and Envirotech Drive Systems, Inc., a Delaware corporation, and where appropriate, their respective consolidated subsidiaries, unless the context indicates otherwise.

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
Our vehicles are manufactured by outside, OEM partners located in China and Malaysia that can be marketed, sold, warrantied and serviced through our developing distribution and service network.
Our vehicles can include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Pending the completion of the transactions contemplated by our letter of intent to purchase certain battery manufacturing equipment from ProGreens New Energy Technology Co. Ltd., our zero-emission
products may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up
facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.
For the years ended December 31, 2021 and 2020, our net losses were $7,652,100 and $279,521, respectively. On March 15, 2021, we completed our acquisition of EVTDS, a Delaware corporation, a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles from which we have previously purchased vehicles designed to meet our specifications. The transaction was completed in accordance with the Merger Agreement, with EVTDS and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, we issued an aggregate of 142,558,001 shares of our common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of our common stock as of immediately following the effective time of the Merger.
Our company was formerly known as ADOMANI, Inc. On May 26, 2021, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our company’s name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26.
Market Overview
Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax, emissions in the automotive industry and throughout other industries. In particular, Environmental Protection Agency, or EPA, Tier 4 emission standards, CARB regulations, and recently implemented policies in Europe, generally referred to as Stage I, II, III, IV, V and VI regulations, require a significant reduction in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels. On June 28, 2018, China officially released the China VI emission standard for new heavy-duty vehicles, which is equivalent to, or in some respects even more stringent than, the Euro VI emission standard. The China VI standard intends to force diesel particulate filters on all new diesel heavy-duty vehicles introduced to the market after July 2021. If effectively implemented, it will transition all new heavy-duty vehicles in China to soot-free emission levels. In February 2018, the Mexican government announced a new policy that focused on reducing air pollution, improving public health and ultimately saving lives. This policy included the first soot-free standard adopted in Latin America, which required that all heavy-duty vehicles sold in Mexico meet the highest filter-based standards that are currently in place in other countries like the United States, Canada and much of the European Union. On June 25, 2020, the Board of CARB passed a first-in-the-world
rule requiring truck manufacturers to transition from diesel trucks and cargo vans to electric zero-emission
vehicles beginning in 2024. More recently, in December 2021, President Biden signed an executive order directing the federal government to minimize planet- heating emissions from operations and transition to an all-electric
fleet of cars and trucks, with the stated goal of reducing its emissions by 65% by 2030 and reaching carbon neutrality by 2050.
These regulations are expected to increase both the cost and size of emission-compliant diesel power products, primarily due to the need to incorporate additional combustion and after-treatment components. A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. As the price of crude oil remains volatile and the threats of climate change and air pollution increase as public concerns, we believe the search for more cost effective and cleaner fuels has become more important. Electricity has emerged as a cleaner-fuel solution to these challenges. The price of alternative fuels such as electricity is often substantially less than diesel or gasoline, and alternative fuels can result in the production of lower amounts of greenhouse gases and other air pollutants. In addition, several public utilities in California and elsewhere have applied to their states’ PUCs for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric bus charging. In fact, the Invest in America Act being debated in Congress would allocate $1.75 billion to various government entities to support electric and other alternative-type chargers.
According to the IEA, the world’s fleet of electric vehicles grew 41% to about 7.2 million in 2019, and the IEA forecasts electric vehicles will grow from 7 million to 140 million by 2030, with government policy being the linchpin for electric vehicle adoption.
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
In the United States, 310,000 new electric vehicles were sold in the first half of 2021. In full year of 2020, approximately 322,000 were sold.
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
Charging infrastructure is another important factor in electric vehicle adoption rates. As of December 2021, there were approximately 46,000 charging stations in the United States. GuideHouse Insights is projecting 25% CAGR globally in the number of charging stations now through 2030 and Bloomberg NEF projects that the need for charging stations will top 290 million by 2040, with a value of $500 billion worldwide. President Biden’s American Jobs Plan includes a transformational $15 billion investment to build a national network of 500,000 charging stations. Through a combination of grant and incentive programs for state and local governments and the private sector, it will support deployment of a mix of chargers in apartment buildings, in public parking, throughout communities, and as a robust fast charging along our nation’s roadways. Some geographic areas have considerably more charging stations than others, contributing to greater electric vehicle usage in those regions.

Commercial Vehicles
As relatively simple as the pricing analysis is for individual consumers, the purchase and deployment of heavy-duty commercial vehicles involves consideration of many more variables. Here, the type of customer is a major determinant, whether it is a commercial customer buying trucks for a fleet, a school district, or a municipal entity purchasing buses for public use.
Bloomberg New Energy Finance forecasts that electric passenger vehicle sales will rise from around 3.2 million units in 2020 to comprise 10% of passenger vehicle sales or 6.9 million units in 2025, and to 28% of vehicles sold or 26 million vehicles by 2030. This growth should support the expansion of the passenger electric vehicle fleet from around 7 million vehicles today, or 0.6% of the total fleet, to around 350 million vehicles or 23% of the global passenger fleet by 2030. Major drivers include improving battery costs, strong government support for the superior environmental footprint, stricter fuel economy standards for conventional vehicles, rapidly approaching price parity for electric vehicles, and shifting consumer preferences.
Environmental Benefits
Because heavy-duty commercial vehicles consume considerably more fuel than light duty passenger vehicles, the environmental benefits of replacing conventionally fueled commercial vehicles with electric vehicles can also be substantial. Whereas an electric passenger car may reduce green house gas (“GHG”) emissions by 3 tons per year as compared to a conventional car, replacing a conventional Class 8 port drayage truck with an electric equivalent can bring an 18 metric ton annual reduction in GHG emissions. Replacing a conventional diesel bus with an all-electric
bus can achieve a 78 metric ton (approximately 171,961 pounds) reduction in GHG emissions. Electric buses can also reduce nitrous oxide emissions by 47 kg (approximately 104 pounds) per year compared to a diesel bus and 19 kg (approximately 42 pounds) compared to a clean natural gas (“CNG”) bus. As discussed below, we believe these pollution reductions have had the greatest impact in the electric bus market, where municipalities are the principal purchasers.
A
first-of-kind,
comprehensive study was released in December 2019 assessing the environmental benefits and economics of various alternative fuel truck technologies. The study, conducted by the international research firm (“ICF”), demonstrates that electric trucks and buses are a triple-win
in terms of helping meet California’s climate and air quality targets; the least cost to own and operate across nearly all truck and bus classes by 2030, and provide the greatest job and economic benefits to the state. The study was commissioned by NRDC and the California Electric Transportation Coalition (an industry group representing utilities and vehicle manufacturers) and was sponsored by the Union of Concerned Scientists, Earthjustice, BYD, Ceres, and NextGen Climate America. Advisory support was provided by East Yard Communities for Environmental Justice and University of California, Davis. The study concluded that expected declines in the costs of battery packs, and therefore the cost of electric trucks and buses, will decline such that by 2030, they will be the most attractive technology from a total cost of ownership perspective for nearly all truck and bus classes, even without incentives.
Electricity Cost Considerations
Despite the higher electricity consumption of electric trucks, more widespread adoption could lead to more efficient utilization of utility and power generation assets and thus not necessarily lead to higher rates. At this point, deployment of electric trucks and buses is still too small to assess their full impact on electricity prices. As a study by the clean transportation nonprofit CALSTART emphasizes, evaluating this impact will involve weighing potential efficiency benefits, the impact on utility distribution grids, including the cost of potential upgrades, and the need for additional infrastructure. In this regard, several public utilities have applied to their state’s Public Utility Commissions (“PUCs”) for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric school bus charging.

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
School Buses
School buses present another significant potential market for electrification. The United States has approximately 480,000 school buses in service that are particularly suited to running solely on electricity. Traditional diesel school buses, which make up over half the total fleet, not only consume large amounts of fuel- more than 800 million gallons of diesel a year in the United States, at a fuel economy of only 4–5 mpg-but
also directly impact children with tailpipe emissions. In response, a number of states have included school buses in clean transportation mandates, and some school districts, notably in California and Illinois, have begun to replace diesel buses with electric. Incentive programs to help fund the purchase of electric school buses in the United States are significant.
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
United States—Federal Laws and Incentives
There are numerous U.S. legislative efforts underway to accelerate the adoption of electric vehicles. In January 2021, President Biden signed into effect the “Buy America” executive order, which among other objectives, will see a transition of the U.S. Government fleet to U.S.-manufactured electric vehicles, creating a large market opportunity for Class 3, 4 and 5 electric trucks. The order equates to approximately $25 billion in total value and will replace approximately 456,000 government vehicles with U.S. manufactured electric vehicles. The U.S. Department of Energy is also offering federal tax credits ranging in value from $2,500 to $7,500 for purchasers of qualified electric vehicles, with the size of the credit based on the battery size in the vehicle. Furthermore, federal tax credits are available for electric vehicle charging equipment, with homeowners eligible for a 30% tax credit and up to $1,000 depending on installation costs and commercial property owners eligible for a 30% tax credit and up to $30,000 depending on installation costs. These laws and incentives are rapidly accelerating the nationwide adoption of electric vehicles.
United States—State Laws and Incentives
Among U.S. states, California is notable for pioneering a number of measures that have encouraged electric vehicle production and adoption, and that have since been copied by other jurisdictions. These incentives like tax credits and rebates for both individual and fleet owners, HOV lane access, and various grant and loan programs. Besides setting the nation’s most stringent tailpipe emissions standards, California has required automakers to produce increasing percentages of zero-emission
vehicles, of which electric vehicles make up a significant portion, along with creating a market that allows manufacturers to buy and sell credits awarded for selling electric vehicles. California, New York and New Jersey have also implemented voucher programs that significantly reduce the cost to purchase an electric vehicle in that state, with additional reductions to costs for businesses that meet criteria such as minority-, veteran-, or women- owned or being located in a low-income
area. Furthermore, California and New York have introduced legislation to completely ban the sale of internal combustion engines and fossil fuel vehicles by 2035. The Governor of California has issued Executive Order
N-79-20,
which sets 2035 for a 100 percent ban on the sale of internal combustion engines for passenger cars and pickup trucks within California, with later target dates for similar bans on medium- and heavy-duty trucks. In New York, legislation has been passed banning new fossil fuel vehicle sales after 2034 and will require all new cars to produce zero emissions. See “—Governmental Programs and Incentives” for an additional discussion of certain relevant incentive programs.
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

•
Finding cost savings while managing high fuel, maintenance and repair costs
. In August 2021, the EPA proposed to revise existing national GHG emissions standards for passenger cars and light trucks for model years 2023 through 2026. The proposed standards would achieve significant GHG emissions reductions along with reductions in other criteria pollutants. The proposal would result in substantial public health and welfare benefits, while providing consumers with savings from lower fuel costs.

•
Extending the lives of existing vehicles
. Due to reductions in capital expenditure budgets and the legislatively mandated addition of expensive and limiting emission reduction equipment, it is challenging to prolong the lives of existing vehicles because of the increased cost of expensive maintenance, service and repairs.

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
back-up
generators.

•
Difficulty in improving the environment around these heavy-duty commercial fleets
. Many studies have shown that the air quality in and around vehicles fueled by fossil fuels poses a health risk not only to drivers of these vehicles but to their passengers and those in and around these vehicles. Especially at risk are children as passengers on older diesel fueled buses, as their lungs, brains and other organs have not fully developed and the air quality surrounding a typical school bus using diesel fuel can pose serious health risks. By using zero-emission
buses, trucks and cars, we believe we are creating a healthier environment in and around the vehicles they operate for their employees, customers and the communities they serve. In February 2021, the Office of Environmental Health Hazard Assessment, on behalf of the California Environmental Protection Agency, released Version 4.0 of the CalEnviroScreen. CalEnviroScreen identifies California communities by census tract that are disproportionately burdened by, and vulnerable to, multiple sources of pollution.

Our Solution
We are a provider of purpose-built
zero-emission
electric vehicles focused on reducing the total cost of ownership. Our vehicles are manufactured by outside, OEM partners located in China, Malaysia and the Philippines and marketed, sold, warrantied and serviced through our developing distribution and service network. Our vehicles are designed to help fleet operators unlock the benefits of technology that reduces GHG, NOx, PM and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability. As of December 31, 2021, we had a backlog of 37 zero-emission
Class 4 trucks and 43
zero-emission
Class 4 cargo vans, which consists of unfilled firm orders for products under signed contracts with customers.
We seek to enable our customers to:

•
Add Emission-Compliant Vehicles to Their Fleets
. Our commercial fleet vehicles are designed to reduce or eliminate the use of traditional petroleum-based fuels that create greenhouse gases and particulate matter.

•
Reduce Total Cost of Ownership
. Our technology is designed to reduce fuel budgets and maintenance costs by eliminating or reducing the reliance on traditional petroleum-based fuels, instead using the more energy efficient and less variably priced grid-provided electricity.

•
Prolong Lives of Existing Vehicles
. Zero-emission electric vehicles generally have lower maintenance costs. These reduced maintenance costs may take the form of longer service intervals between brake system maintenance, elimination of internal combustion engine oil and oil filter changes, reduction or elimination of transmission oil and oil filter changes, reduction or elimination of air filter changes, elimination of emissions systems services, elimination of diesel emission fluid use, elimination of emissions and the elimination of certification tests.

•
Plan for Natural Disasters When Fuel Supply May be Interrupted.
Our
zero-emissions
systems are designed, when optionally equipped, to serve as
on-site
emergency
back-up
energy storage if grid power becomes intermittent or fails temporarily during natural or man-made
disasters.

•
Improve the Environment Around Vehicles
. As a result of our
zero-emission
systems, drivers, operators, customers and the communities they serve could have healthier environments in and around these vehicles.

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
As discussed below under the section entitled “Other Agreements,” we have entered into a number of agreements with third parties and continue to explore additional alliances, and to establish our decentralized assembly, sales and service model. We believe we can preserve cash resources while scaling up quickly when demand requires by leveraging the unused or underutilized service technician time, specific vehicle type expertise and service facility equipment of specific partners in ways to off-load
some defined tasks, providing seasonal demand adjustments to technician headcount that will partially mitigate the human resource costs and challenges associated with scaling-up
or down an employee base.

On March 15, 2021, we completed our acquisition of EVTDS, a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles from which we have previously purchased vehicles designed to meet our specifications. The transaction was completed in accordance with the Merger Agreement, with EVTDS and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as our wholly owned subsidiary (the “Merger”). We believe that, as a result of the Merger, we possess one of the most comprehensive product lines in our industry, with multiple new products under development that we anticipate will help fuel our growth. In addition, the resulting combination of our operations with those of EVTDS, one of our suppliers, will enable us to eliminate a step in the sales process with respect to certain of our product offerings, which cost savings we expect will allow us to reduce the cost of such vehicles to our customers.
Our Strengths
We believe the following attributes and capabilities provide us with long-term competitive advantages:

•
Product Diversity
. We have multiple product offerings and, as a result, the ability to scale-up,
scale-down or refine a specific product line in response to market demands and the evolving local, state and federal regulatory and incentive programs. Also, within each product area, we have multiple suppliers of key vehicles, allowing price flexibility both for our final products and replacement parts required over the product lifespan. This allows us to meet the expectations and budget constraints of public or private commercial fleet operators.

•
Regulatory Agency Familiarity
. By taking an active role in many trade industry groups and related events, we strive to maintain strong relationships with key local, state and federal regulatory agencies involved in the growing zero-emission
vehicle industry. To meet their own aggressive emissions targets, these regulatory agencies have encouraged the growth of zero-emission
electric vehicles, especially in connection with heavy-duty commercial fleets.

•
Relationships With Purchasers
. To help shorten the sales cycles for our products, we have identified and built relationships with key commercial operators that have purchasing authority or influence over their organizations. We are also able to leverage past sales and marketing relationships that were built by members of our experienced management team and as a result of the completion of the Merger.

•
Additional Sales Potential
. We have additional future sales potential with commercial fleet customers. These potential additional sales could include: automated charging infrastructure, intelligent stationary energy storage systems that enable higher levels of vehicle fast-charging, emergency back-up
facility power for use during grid power outages, enabling technologies to access the developing grid-connected opportunities for the aggregate power available from groups of large battery packs, or enabling technologies that allow for the avoidance of electric utility demand charges.

•	Unique Market Knowledge . We have specific and tailored sales cycle knowledge based on the over 30 years of experience of our management team.
Our Strategy
We intend to capitalize on these opportunities by pursuing the following key strategies:

•
Develop Sales Staff
. Due to
COVID-19
impacts and to other business challenges in 2020, we had to eliminate our in-house
sales team in 2020. We have not been able to reestablish our sales team during 2021 to help our current and future customer base, and instead relied primarily on Company executives to work on sales activity. Our executives, on a limited basis, also engaged industry consultants with ties to trucking fleets, county and city transportation managers, as well as school districts and an extensive dealer network to assist with the sales activity.

•
Build
Dealership
and Service Networks
. Our wholly owned subsidiary, ADOMANI ZEV Sales, Inc., is a licensed vehicle dealer in California. In addition, we are building an international dealership and service network for the sales and service of our purpose-built zero-emission
electric commercial

vehicles either manufactured by or for us, via Factory Authorized Representative (“ FAR”) Agreements. As an example, we have recently entered into a FAR Agreement with Shine Solar, allowing Shine Solar to promote and sell Envirotech products throughout the United States. As of September 17, 2021, we have entered into a total of nine FAR agreements throughout the United States and the Caribbean.

•	Develop Third-Party Relationships . We have completed existing negotiations with partners and are seeking additional partners for sales, service and support.

•
Provide Demonstrations
. We have been and continue to seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap, but still in early stage development. In 2021, we have participated in numerous events across the United States and Canada that demonstrated our product offerings, which consist of logistic vans, and Class 3, 4, and 5 trucks and chassis.

•
Obtain Approvals From Incentive Programs
. Our products have been approved for various local, state and federal vehicle designations and incentive programs, like the California HVIP administered by CARB, meant to accelerate the purchase of cleaner, more efficient trucks and buses in California. Our vehicles are currently approved for voucher programs in California, Oregon, New York, and New Jersey.

•
Grow Our Manufacturing, Installation and Service Capability
. As facility space and technician time requirements at partners are exceeded, we intend to expand or relocate to larger owned or leased facilities dedicated to the manufacture, installation and service of our zero-emission
vehicles as we work towards becoming a fully integrated electric vehicle manufacturer. We currently lease a facility in Corona, California, to support such activities.

•
Technical Support
. We anticipate adding additional technicians to expand our resources for supporting the maintenance, warranty work or repairs that any vehicle we have sold or that contains our vehicles may require.

•
Introduce New
Products. As new markets develop, we plan to expand our
zero-emission
vehicles and systems into ancillary product verticals, such as charging infrastructure (also called Electric Vehicle Service Equipment), stationary energy storage, vehicle-to-grid
hardware and capabilities.

Our Customers
Our current primary focus is Class 3 to Class 5 trucks and cab and chassis, class 3 and 4 cargo vans and cutaways. Our target customers primarily include public and private fleet operators that have an interest in meeting or exceeding local, state and federal emission regulatory guidelines while saving money on fuel and maintenance costs over the lifecycle of their fleet vehicles and that also have an interest in tangible demonstrations of their
GHG-reducing
efforts. These targets include:

•
Public and private schools that operate “white fleet” vehicles for non-student
transportation use, such as facility service trucks, food service delivery vans/trucks, campus security vehicles and golf cart-type vehicles.

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

•
Large companies that operate shuttle buses, transit style buses and facility-based vehicles, including on and off road-type vehicles for employee transport to/from remote parking areas, to/ from special events, and the various vehicles used for facilities maintenance, services and security.

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
Our Products and Services
Our products and services primarily include purpose-built,
zero-emission
vehicles and chassis of all sizes manufactured by outside OEM partners, but to be marketed, sold, warrantied and serviced through our developing distribution and service network.
We engage OEMs to design and supply vehicles for us that meet our specifications. Following the closing of our acquisition of EVT, a manufacturer and a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles in various sizes, we intend to utilize EVT’s existing supply chain and OEM partners to support our efforts to sell, warranty and supply zero-emission
commercial vehicles through our developing distribution and service network.
In addition, our products and services may in the future include some or all of the following:

•	Zero-emission electric systems for ship-through integration by outside OEMs into their own privately branded medium to heavy-duty commercial fleet vehicles.

•	Automated charging infrastructure for commercial fleet vehicles.

•	“Intelligent” stationary energy storage that enables fast vehicle charging.

•	“Intelligent” stationary energy storage that enables emergency back-up facility power during grid power outages.

•	“Intelligent” stationary energy storage that enables access to the developing grid-connected opportunities for the aggregate power available from groups of large battery packs.

•
“Intelligent” stationary energy storage that enables avoidance of electric utility demand charges for commercial customers integrated with or independent of ADOMANI-supplied, zero-emission
fleet vehicle(s).

•
Energy storage systems (battery packs) replacements with better energy density and/or expected lifecycles for existing electric vehicles and equipment that has outlived their
OEM-provided
energy storage systems. For example, replace flooded lead acid (“FLA”) battery packs of existing industrial forklifts and underground mining equipment with more energy dense and higher cycle- life battery packs composed of lithium-ion
cells.

Testing
Our suppliers are vetted before their products are accepted for use in our products. Our drivetrain systems and finished products are inspected, road-tested (when applicable) and receive quality control testing prior to delivery.
Customer Service, Support and Training
Our sales team has historically been used as the first point of customer contact for customer support and training. However, due to
COVID-19
impacts and other business challenges in 2020, we eliminated our in-house
sales team in 2020. We are in the process of reestablishing our sales team by hiring sales personnel and other internal staff in 2022 to support our current and planned operations.
Technology
Zero-emission electric drivetrain systems for purpose-built new vehicles generally include the following: electric traction motor/generator of sufficient kW power for grade, speed, acceleration and efficiency requirements, a motor controller/inverter system that modulates electrical power flow between the battery packs and traction motor, a gear reduction system or multispeed transmission, systems to electrify power steering/ brakes, a VCU, high-voltage traction battery packs with integrated BMS, battery disconnect units, thermal management systems, vehicle charging hardware, electric HVAC systems, DC to DC inverter(s) to reduce traction battery pack voltage sufficient to operate on-board,
low voltage systems, wiring harnesses, user/driver interface and remote diagnostic/tracking/fault code/data logging systems. Although clear industry power-export standards have not yet been adopted, systems and options for a variety of vehicle-to-other
power management options (such as grid, building, stationary energy storage, etc.) are being developed by multiple vendors and their inclusion may be offered as additional cost options in the future.
Sales and Marketing
Sales
Due to
COVID-19
impacts and other business challenges in 2020, we eliminated our in-house
sales team in 2020. In 2022, we are building out our marketing and sales network by hiring sales personnel to form a team of dedicated sales employees with responsibility for each of the geographic regions we serve. Additionally, we have been building out an international network of FARs that promote, sell and service our vehicles throughout the United States and the Caribbean.
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
Manufacturing
We currently contract with third-party suppliers to manufacture our products. In 2022, we intend to increase our integration efforts and begin completing the final assembly of sub-assembly
components at our Corona, California, facility. In 2022, we also intend to begin producing our vehicles ourselves in the United States, which will be a key step towards our longer-term strategy of becoming a fully integrated electric vehicle manufacturer, and are currently exploring potential locations for establishing a manufacturing facility.
Distribution
We intend to distribute our products both inside and outside of our current U.S. market.
Other Agreements
In addition to our FAR Agreements, we have agreements with Central States Bus Sales Inc. and with Envirotech Electric Vehicles Inc. (“EEVI”). Neither of these agreements contain any binding purchase or sales minimums.
Central States Bus Sales, or Central States
Central States Bus Sales Inc. (“Central States”) in business for 45 years, is the official Blue Bird bus dealership in Illinois, Tennessee, Kentucky, Arkansas and is headquartered in Fenton, Missouri. They are partnered with many of the best manufacturers and vendors available in the transportation industry to provide dedicated transportation solutions through exceptional service. They sell and service a wide variety of bus manufacturers, and as a result of Blue Bird’s sale of electric school buses powered by ADOMANI drivetrain systems, they have qualified electric vehicle technicians on staff. We signed an agreement with Central States and will use them to provide warranty and maintenance services for electric fleet vehicles sold by us in certain Central States service areas. We are currently speaking to Central States about becoming a FAR.
Envirotech Electric Vehicles Incorporated
EEVI is a Canadian company engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. Prior to the completion of our acquisition of EVTDS, EEVI was the parent company of EVTDS. Prior to the completion of the Merger, we engaged EEVI to design and supply a series of zero-emission
electric Class 3 and 6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with EEVI in December 2018. In 2019, EEVI received the CARB executive order for certification. As the dealer for EEVI, we submitted additional information to the HVIP Department of CARB and received our HVIP listing in November 2019, which renders the trucks and vans eligible for buy-down
funding based on the GVWR. These
buy-down
funds are intended to enable companies to purchase
zero-emission
electric trucks and receive a discount to aid in the purchase. The HVIP buy-down
funding is currently between $60,000 for Class 3 and Class 4 vehicles ($66,000 if used in a disadvantaged area community census tract).
As a result of our acquisition of EVTDS, we acquired EVTDS’s rights and assumed its obligations under an Exclusive Supply Agreement entered into between EVTDS and EEVI (the “Exclusive Distribution Agreement”). Pursuant to the Exclusive Distribution Agreement, EEVI appointed EVTDS as the exclusive distributor of certain of EEVI’s products in the United States on the terms and subject to the conditions set forth therein. Unless earlier terminated in accordance with the terms thereof, the Exclusive Distribution Agreement will remain in effect for a term expiring on December 17, 2070. The Exclusive Distribution Agreement provides us certainty of product supply and consistency of design between different classes or type of vehicles; allows us to license the products to third party resellers, distributors and others which should enhance our ability to sell vehicles and permits us to use trademarks associated with the vehicles, all of which we believe is very advantageous to executing our business plan.
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
Backlog
As of December 31, 2021, we had a backlog of 37
zero-emission
Class 4 trucks and 43
zero-emission
Class 4 cargo vans, which consists of unfilled firm orders for products under signed contracts with customers. We believe our costs, substantially paid for as of December 31, 2021, associated with the current backlog, will be approximately $5.1 million and that the sale price of the current backlog will be approximately $6.8 million.
Employees
As of April 8, 2022, we had 12 employees in total, which are all full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.
Competition
The electric vehicle market is highly competitive, and we expect it to become even more so in the future as additional companies launch competing products and vehicle offerings. We compete with other alternative energy technologies, such as natural gas, propane and hybrid technologies. The electric competitors include Ford, which produces the Ford Transit Connect EV
®
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
C and A school buses; Navistar, which produced the Navistar eStar
®
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
truck and a Volksbuse-Flex prototypes; Proterra has a full line of electric transit buses and is providing electric drivetrain systems for Thomas Bus, electric school buses; Workhorse, which builds an all-electric
walk-in
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
As of December 31, 2021, we own three issued U.S. patents, which will expire in 2030 and 2033. In addition, we maintain a trademark portfolio including common law trademarks and service marks and have three service marks registered and two trademark registrations in the United States. We have one pending trademark and service mark application in Ukraine, and one allowed trademark application pending in the Philippines.
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
Overview of Incentive Programs Most Applicable to Our Products
We intend to have our products approved for various local, state and federal incentive programs, including those set forth below. In particular, California’s zero-emission
vehicle mandate, which requires the percentage of an automobile manufacturer’s sales must be zero-emission
vehicles, has resulted in numerous incentive programs designed to accelerate the purchase and/or repower of cleaner, more efficient vehicles in California. We anticipate that the relevant aggregate funding available in California alone over the next several years may be in excess of $800 million, which includes federal, state and Volkswagen settlement funding sources.
California Hybrid and Zero-Emissions Truck and Bus Voucher Incentive Project (HVIP)
HVIP is a CARB program administered by CALSTART, the purpose of which is to help speed the early market introduction of clean, low-carbon
hybrid and electric trucks and buses. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission
medium- and heavy-duty trucks and buses. It is a statewide program. While the HVIP program is currently, as announced to release $197 million on March 30, 2022, working on the specific guidelines in an implementation manual to guide the release of the approximate $197 million funding currently reserved for voucher requests, we believe our customers may become eligible to request vouchers for purchase under HVIP as funds are made available quarterly throughout 2022.
HVIP vouchers range in amounts depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. Zero-emission Class 3 trucks are currently eligible for up to $45,000. Class 4 and Class 5 vehicles are funded at the $60,000 level and Class 6 and Class 7 vehicles are eligible for $85,000. Depending on project location (i.e. if in a disadvantaged area community census tract) those amounts can be increased to $49,500, $66,000, and $93,500, respectively. However, HVIP may also be revising per vehicle amounts available for future grant periods.
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
New York Truck Voucher Incentive Program (NYTVIP)
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
New York City Clean Trucks Voucher Program (NYCCTVP)
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
all-electric
truck. The amounts increase for
Class 6-Class
8 trucks.

New Jersey Zero Emissions Incentive Program (NJZIP)
The New Jersey Zero Emissions Incentive Program is a $15 million pilot voucher program that supports businesses and institutions purchasing new, zero-emission
vehicles operating in the greater Newark and greater Camden areas by offering up to $100,000 towards the purchase of battery-electric vehicles. In June 2021, we were named an approved vendor in the Program. The Program will fund 100 to 300 vouchers ranging in value from $25,000 to $100,000 for businesses and institutional organizations looking to transition their fleets to zero emissions. Bonuses will be available for small businesses and minority-, women-, and veteran-owned businesses. NJ ZIP is funded by proceeds allocated to the New Jersey Economic Development Authority by the Regional Greenhouse Gas Initiative (“RGGI”) for the purposes of reducing harmful emissions, especially in communities disproportionately impacted by transportation emissions, and creating economic opportunity within the state.
Maryland FY22 Clean Fuels Incentive Program (CFIP)
The Maryland FY22 Clean Fuels Incentive Program is a $1 million voucher program that provides financial assistance for the purchase of new and converted alternative fueled fleet vehicles registered in the state of Maryland. The primary goal of CFIP is to reduce the consumption of imported petroleum resulting in a cleaner and greener transportation sector within Maryland. The application period opened on September 1, 2021 and closed at 5 pm EST on December 31, 2021. The Program will fund vouchers for
Class 3-8
vehicles with a maximum cap of $80,000 per vehicle. CFIP is funded by the Strategic Energy Investment Fund (“SEIF”) for the purposes of reducing harmful emissions. SEIF is primarily funded from Regional Greenhouse Gas Initiative (“RGGI”) auctions. As in the NJ ZIP program, end users apply for the vouchers; we have encouraged our customers who have customers in Maryland to apply for the vouchers.
Volkswagen Environmental Mitigation Trust Funds
Beginning in 2018, several states have allocated millions in funds per year to on-road
vehicle projects. Several individual states have provided carve outs specifically for electric vehicles and, in some cases, electric school buses. For example, California, Illinois, Indiana, Michigan and Ohio have each allocated funds directly to electric school bus projects. The California program will provide per vehicle incentives of $750,000. These states have been in the process of funding their initial rounds or are developing specific funding plans. We have engaged with several of these states to support the development of such plans, including funding the purchase of other commercial vehicles, provided that the buyer surrenders a qualifying existing fossil-fueled vehicle in order to qualify for the funding.
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
Air Quality Management Districts (“AQMD”) and Air Pollution Control Districts (“APCD”)
California’s AQMDs/APCDs are responsible for controlling emissions primarily from stationary sources of air pollution such as large power plants and refineries, but also have a role in distributing funds and administering incentive programs from mobile sources-primarily cars, trucks and buses, but also construction equipment, ships and trains, from which approximately 75% of emissions are generated. The largest AQMD/ APCDs are the South Coast AQMD, Bay Area AQMD, San Joaquin Valley APCD, and the San Diego APCD. Local AQMDs/APCDs develop and adopt an Air Quality Improvement Plans, which serves as the blueprint to bring the respective areas into compliance with federal and state clean air standards. Rules are adopted to reduce emissions from various sources, including specific types of equipment, industrial processes, paints and solvents, even consumer products. Permits are issued to many businesses and industries to ensure compliance with air quality rules. Local AQMDs award grants to help reduce emissions in their local communities. These grants and incentive programs include programs aimed at reducing emissions from mobile sources such as buses and trucks. For example, the San Joaquin Valley Air District’s Truck Replacement Program is a program open year-round, which offers grant funding equal to HVIP. In some cases, air district funding programs such as this can be combined with other sources including state and federal grants.
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
Other State Incentives
A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions and special privileges. For example, Arizona exempts use tax and lowers registration fees for the purchase of an electric vehicle. Other states, including Colorado, Georgia, Utah, Florida and West Virginia, provide for substantial state tax credits for the purchase of electric vehicles.
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
Investing in our securities involves significant risks, including the potential loss of all or part of your investment. These risks could materially affect our business, financial condition and results of operations and cause a decline in the market price of our common stock. You should carefully consider all of the risks described in this Annual Report, in addition to the other information contained in this Annual Report, before you make an investment in our securities. In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all-important
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
was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary office is located. In March 2020, the World Health

Organization declared
COVID-19
a global pandemic. Since that time, the coronavirus pandemic has continued to spread, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures that have adversely affected workforces, organizations, economies, and financial markets globally, leading to economic uncertainty and increased market volatility. Global health concerns related to the
COVID-19
pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate, and resulted in unexpected legal and regulatory changes, such as travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions that have negatively affected our ability to procure and sell our products and provide our services. More recently, the
COVID-19
pandemic has led to a disruption of the global supply chain, which has adversely impacted, and may continue to adversely impact, our ability and that of our manufacturing partners’ to procure the components needed to produce our vehicles on terms acceptable to us and has resulted in delays in the delivery of our products to customers. If we are unable to effectively address such challenges and mitigate the potentially negative impacts of the pandemic and related supply chain disruptions on our business, it could result in additional delivery delays and canceled orders, reduced demand for our products and solutions, and adversely affect our customers’ ability to pay for our products and solutions.
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
We did not generate significant revenues for the years ended December 31, 2021 and 2020, due in part to the combined impact of
COVID-19
restrictions and the absence of HVIP funding available to our customers. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new purpose-built zero-emission
vehicles could also slow our revenue growth.
We have a history of losses and we may not achieve or sustain profitability in the future.
For the years ended December 31, 2021 and 2020, we incurred net losses of $7,652,100 and $279,521, respectively. The 2021 loss includes approximately $3.5 million of non-cash expenses, net of non-cash income of $290,520. As of December 31, 2021, we had working capital of approximately $21.5 million and accumulated deficit of approximately $8.1 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	make investments required to move our assembly operations to our facility in Arkansas;

•	design, develop and manufacture our light to medium to heavy-duty fleet vehicles and their components;

•	increase our sales and marketing to acquire new customers; and

•	increase our general and administrative functions to support our growing operations.
Because we may incur the costs and expenses from these efforts before we receive any significant incremental revenues with respect thereto, our losses in future periods will likely be greater than the losses we would incur if we developed our business more slowly. In addition, these efforts may prove more expensive than we currently anticipate, or may not result in increases in our revenues, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Even if our revenue increases, we may not be able to sustain the rate of revenue growth. Revenue growth may be slow or revenue may decline for a number of reasons, including continued problems accessing various incentive programs to assist our customers with their purchase of our vehicles, lack of demand for our zero-emission
vehicles and drivetrain systems, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our common stock to decline.
While we believe that our existing cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. In February, 2022, we acquired a US manufacturing facility in Osceola Arkansas that will require additional debt and/or equity capital in order to purchase related equipment and set up production lines which is expected to require up to $80 million of additional investment through 2027.
Our limited operating history and the pandemic makes it difficult to evaluate our current business and future prospects.
Our relatively short operating history, recent changes to our business model, the lack of available HVIP funding to assist our customers, and our inability to predict the ultimate duration and severity of
COVID-19
impacts on our business make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, although we recently significantly decreased our operating expenses and intend to only increase them as we perceive that the
COVID-19
pandemic is subsiding and that customers are willing to move forward with our vehicles. We have limited insight into other trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing and developing our products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.
We may experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period
basis may not be meaningful. You should not consider our past results in any projected growth rate or as indicative of our future performance.

We expect our
period-to-period
operating results to vary based on our operating costs, which we anticipate will increase significantly in future periods as we, among other things, design and develop our zero-emission
vehicles and drivetrain systems, open new design, sales and service facilities, hire additional technology staff, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter
comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our stock could decline, either suddenly or over time.
Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses and, as a result, our operating results may from time to time fall below our estimates.
Our future growth is dependent upon demand for new
mid-sized
zero-emission
trucks and cargo vans, and other fleet vehicles
Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, new zero-emission
trucks and other fleet vehicles. If this market does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of new zero-emission
vehicles include:

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
Additionally, we have limited experience in introducing new products, as we commenced production and deliveries of our products within the most recent few years. To the extent that we are not able to build our products in accordance with customer expectations, our future sales could be harmed.
We may also become subject to regulations that require us to alter the design of our vehicles, which could negatively impact consumer interest in our products.
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
Odyne Systems, Lightning Systems, Nordresa, Workhorse, Mitsubishi/Fuso, BYD, Proterra, TransPower, Lion Electric Company, Rivian, GreenPower Motor Company, General Motors, Blue Bird, Tesla, Volkswagen, Volvo, PeterBilt, Nikola, and Motiv. Our competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results.
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
Significant developments in alternative technologies, such as advanced diesel, ethanol and other renewable fuels, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, compressed natural gas or propane, which are abundant and relatively inexpensive in North America, may emerge as consumers’ preference. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission
electric vehicles or drivetrain systems, which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
If we are unable to keep up with advances in
zero-emission
electric vehicle technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.
There are companies in the
zero-emission
electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. Our competitors could be able to provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission
electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in zero-emission
electric vehicle technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission
electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new vehicles in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternatives if we are unable to source and integrate the latest technology into our vehicles. For example, we do not currently manufacture the items required to produce our vehicles, including battery cells, which makes us dependent upon other suppliers of technology for our battery packs, motors and other components of our electric vehicles. If for any reason we are unable to keep pace with changes in commercial electric vehicle technology, particularly battery technology, our competitive position may be adversely affected. However, our recently announced plans to require ProGreens mentioned above will mitigate these issues as it pertains to batteries and battery packs.
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
We believe that much of the present and projected demand for commercial zero-emission
electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that poor air quality and climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, or the long-term supply of oil in the United States improved, the government may eliminate or modify its regulations or economic incentives related to fuel efficiency and alternative forms of energy. If there is a change in the perception that the burning of fossil fuels does not negatively impact the environment, the demand for commercial zero-emission
electric vehicles could be reduced, and our business and revenue may be harmed. Diesel and other petroleum- based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the current perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial electric vehicles may decrease, which could have an adverse effect on our business, prospects, financial condition and operating results.
We may not be able to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.
If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our zero-emission
electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture, and sales of our zero-emission
vehicles.
We incur significant costs related to procuring the materials and components required to build our vehicles. As a result, without including the impact of government or other subsidies, incentives, or tariffs, our costs and therefore the purchase prices for our commercial zero-emission
electric vehicles currently are higher than the purchase prices for gas or diesel-fueled vehicles with comparable features.
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
Any failure to manage our anticipated growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. During the fourth quarter of 2020 and the first quarter of 2021, we significantly shrunk our operations in response to poor business conditions, but we began expanding our operations in the fourth quarter of 2021 as our business prospects improved and we believe that further expansion will be required beyond 2021, especially in connection with electric vehicle component assembly and manufacturing, service and warranty requirements. The requirements of being a public company have significantly increased our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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
We provide
zero-emission
electric vehicles assembled from components supplied by third parties. For example, we rely on third parties for batteries, traction motors, power electronics, connectors, cables, and metal fabrication for battery storage boxes. As a result, we are particularly dependent on those third parties to deliver raw materials, parts, components and services in adequate quality and quantity in a timely manner and at reasonable prices. Some components of our vehicles and drivetrain systems include materials such as copper, lithium, rare-earth and strategic metals that have historically experienced price volatility and supply interruptions. In addition, we do not currently maintain long-term agreements with our suppliers with guaranteed pricing because we cannot at this time guarantee them adequate volume, which exposes us to fluctuations in component, materials and equipment prices and availability.
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
In addition, the impact of the
COVID-19
pandemic has led to a disruption of the global supply chain, which has adversely impacted, and may continue to adversely impact, our ability and that of our manufacturing partners’ to procure the components needed to produce our vehicles on terms acceptable to us and has resulted in delays in the delivery of our products to customers. If we are unable to effectively address such challenges and mitigate the potentially negative impacts of the pandemic and related supply chain disruptions on our business, it could result in additional delivery delays and canceled orders, reduced demand for our products and solutions, and adversely affect our customers’ ability to pay for our products and solutions.
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
This limited supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our zero-emission
electric products. We may experience delays due to supply chain disruptions with respect to any of our zero-emission
electric products we may produce. In addition, our currently ongoing transition from low to high volume production tooling for our zero-emission
electric products may take longer than expected, which may adversely impact our short-term financial results.
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
Changes in our supply chain may result in increased future costs. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them less expensive to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.
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
Our business success will depend in part on our ability to continue to successfully manage and enter into productive strategic relationships with third parties. We depend on various third parties to provide critical parts for our process. We currently maintain strategic relationships with key manufacturers of components we require for our zero-emission
electric products. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive
and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully sell our products and services, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.
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
Our suppliers must scale their
zero-emission
vehicle manufacturing and assembling processes effectively and quickly from low volume production to high volume production.
Our existing production model utilizing third parties may not be well suited for the high-volume production we hope to require to scale our business. We do not know whether we or our existing suppliers will be able to develop efficient, low-cost
manufacturing and assembly capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required, to successfully develop our business. Any failure by us or our suppliers to develop such manufacturing and assembly processes and capabilities and reliable sources of component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.
The ability of our suppliers to scale their manufacturing and assembling processes is in part dependent on ours and their supply chain and on our collective ability to execute on our decentralized production strategy. Even if we and our suppliers are successful in developing our high-volume manufacturing and assembly capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including, as a result of factors beyond our control, such as problems with suppliers and vendors, in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we or our third-party suppliers integrate may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we or our suppliers experience disruptions in our respective supply chains or if we or they cannot obtain materials of sufficient quality at reasonable prices.
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
We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. The zero-emission
electric vehicle industry may experience significant product liability claims and we face inherent risk of exposure to claims in the event our zero-emission
products do not perform as expected or malfunction and personal injury or death results. Our risks in this area are particularly pronounced given the limited field experience of our zero-emission
vehicles, number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects and operating results. We have added product liability insurance on a claims-made basis for all our zero-emission
products with appropriate annual limits. However, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition.
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

Our warranty reserves may be insufficient to cover future warranty claims, which could adversely affect our financial performance.
If our warranty reserves are inadequate to cover future warranty claims on vehicles that utilize our technology, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three-year warranty on parts and workmanship and a five-year warranty on powertrain and batteries with every zero-emission
electric product. Most of our warranty offering, with the exception of workmanship, is covered by the component manufacturers’ warranty. In addition, customers have the opportunity to purchase an Extended Service Plan for the period after the end of the standard warranty to cover additional services for an additional three-year period or 100,000 miles, whichever comes first. The warranty is similar to other providers’ warranty programs and is intended to cover all parts and labor to repair defects in material or workmanship in the product. We plan to record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, because we have only recently begun delivering our first zero-emission
vehicles, and we have extremely limited operating experience with them, we therefore have little experience with warranty claims for these zero-emission
vehicles or with estimating warranty reserves. We will monitor our warranty reserves based on our actual warranty claim experience. We may be required to provide for increases in warranty reserves in the future. Our future warranty reserves may not be sufficient to cover all claims or our limited experience with warranty claims may not adequately address the needs of our customers to their satisfaction.
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
We may not be able to successfully develop new
zero-emission
electric vehicles or address new market segments or develop a broader customer base. We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we have recently transitioned to target owners of trucks (all classes inclusive of 3–7) and vans between 10,000 pounds GVWR to 19,500 pounds GVWR, commercial fleets, including white fleets of school districts and other fleet users of these vehicles, including government entities. Successfully offering all electric vehicles in this market requires delivering a vehicle with different characteristics than an
ICE-powered
vehicle at a price that is competitive with other similar vehicles. Because the markets are only recently increasing acceptance of our new all-electric
products, it is difficult to project increases in market acceptance and our ability to generate sales in volumes as we currently intend. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.
Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.
We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission
systems or converting their existing vehicles to
zero-emission-electric
or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission
electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, New York Truck Voucher Incentive Program (“NYTVIP”), New York City Clean Trucks Voucher Program (“NYCCTP”), New Jersey Zero Emissions Incentive Program
(“NJ-Zip”),
Maryland Clean Fuels Incentive Program (“CFIP”), local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $220,000, respectively, per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission
electric and hybrid vehicles could expire, be exhausted, be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission
electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments, as well as many national governments within the European Union, are facing political changes, fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission
electric and hybrid vehicles. In addition, grants made by the DOE under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission
electric vehicles. If government subsidies and economic incentives to produce and purchase zero-emission
electric vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.
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
Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third-party bus and truck facilities to sell and to service our new vehicles through our FAR network. This plan, while off to a good start, may not prove to be workable and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements are now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission
electric vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service vehicles that utilize our technology, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing vehicles that utilize our technology will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.
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
We may be involved in legal proceedings that could result in substantial liabilities.
We may be involved from time to time in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of business. Such proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.
We may be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. In addition, we may become involved in securities class action litigation or shareholder litigation in connection with our offering of common stock under Regulation A. Such legal proceedings could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.
In many of our
zero-emission
electric vehicles we use battery packs composed of
lithium-ion
battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If any such events occur in our commercial electric vehicles, we could face liability for damage or injury, adverse publicity and a potential safety recall.
The battery packs in our manufactured vehicles use
lithium-ion
cells, which have been used for years in laptop computers, cell phones and electric vehicles. On rare occasions, if not appropriately managed and controlled, lithium-ion
cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion
cells. Highly publicized incidents of laptop

computers, cell phones, and Tesla, Inc.’s electric vehicles bursting into flames have focused consumer attention on the safety of these cells. More recently, a limited number of side-impact tests carried out by NHTSA on non-commercial
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
Our success depends upon the continued service of Mr. Phillip Oldridge, our Chief Executive Officer, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. We recently entered into employment agreements with Mr. Oldridge and with Mrs. Susan M. Emry, our Executive Vice President. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups
and emerging companies that promise short-term growth opportunities. The loss of Mr. Oldridge or Mrs. Emry or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

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
We need sufficient capital to fund our ongoing operations and continue our development, especially if we begin manufacturing our vehicles in the United States. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies. While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next eighteen months, we may need to engage in additional equity or debt financings to secure additional funds. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings and available debt financing to fund our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders would suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.
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

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
Acquisitions could also result in dilutive issuances of equity securities, as in the case of our recent acquisition of EVT per the Merger Agreement, and/or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
Our management has determined that our disclosure controls were not effective as of December 31, 2021. If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Section 404 of the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis.
Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In making such conclusion, our management determined that such deficiencies were primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the closing of the Merger in March 2021, during such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2021.

Although we have yet to fully resolve such deficiencies as of the date of this prospectus, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above-described deficiencies in the effectiveness of our disclosure controls and procedures.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, or December 31, 2022, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates
exceeds $700 million as measured as of each June 30th, and (4) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.
We may not be able to utilize a significant portion of our net operating loss or research and development tax credit carryforwards, which could adversely affect our profitability.
As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a
20-year
carryforward and, if not utilized, will begin to expire in 2032. Similarly, state NOLs generated for tax years 2018 and after will also have a
20-year
carryforward and, if not utilized, will begin to expire in 2038. These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
Federal NOLs generated for tax years 2018, 2019, 2020 and 2021 will carryover indefinitely due to changes in the CARES act of 2020. California tax law has not changed to conform to the new federal law on NOLs generated in tax years 2018, 2019, 2020.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As discussed elsewhere in this prospectus, the Merger with Envirotech Drive Systems, Inc. resulted in their shareholders owning approximately 56% of the Company’s outstanding shares at the Merger closing date, which is an ownership change under Section 382. As a result, the future utilization of the ADOMANI, Inc. NOL carryforwards will be limited to a number of factors, which cannot be calculated at this time.
Following the completion of the Merger, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVTDS in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. In March 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the three months ended March 31, 2021 in order to establish the reserve. This amount is also an income tax expense for the year ended December 31, 2021.
In addition, future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As discussed elsewhere in this prospectus, the Merger with Envirotech Drive Systems, Inc. resulted in their shareholders owning approximately 56% of the Company’s outstanding shares at the Merger closing date, which is an ownership change under Section 382. As a result, the future utilization of the ADOMANI, Inc. NOL carryforwards will be limited to a number of factors, which cannot be calculated at this time.
Following the completion of the Merger, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVTDS in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such the market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations as reported on the OTC Markets Group Inc. During the period January 1, 2021 through December 31, 2021, the closing price of a share of our common stock reached a high of $0.81 and a low of $0.19, with daily trade volumes reaching a high of 7,020,552 and a low of 71,878. During the year, ended December 31, 2020, the closing price of a share of our common stock reached a high of $0.97 and a low of $0.06, with daily trade volumes reaching a high of 21,076,000 and a low of 15,100. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.
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
In February 2022, we announced the acquisition of a manufacturing facility located in Osceola, Arkansas. The facility of approximately 580,000 square feet will be the headquarters and primary manufacturing facility for the Company. The leased warehouse and production facility in Corona, California was assigned to our former sub-lease
tenant effective April 1, 2022, leaving office and storage space in Porterville and Stockton, California which are month-to-month
leased facilities that will expire at various times between now and February 2023.

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
On or about July 18, 2021, GreenPower and GP GreenPower Industries Inc. (collectively “the GreenPower entities”), filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, the Company and other companies committed the tort of abuse of process by causing 42 Design Works Inc., to commence a lawsuit against the GreenPower entities. Additionally, the GreenPower entities also advanced claims against David Oldridge, Phillip Oldridge, the Company and other companies for conspiracy. The pleadings in this lawsuit have not closed and we intend to vigorously defend the counterclaim.
On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation , filed a complaint captioned GreenPower Motor Company, Inc. v. Philip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Philip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.
The Company has been served and its response to the Complaint is due May 10, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. On March 28, 2022, Electric Drivetains forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims (various violations of California Corporations Code), aider and abettor liability, and negligent misrepresentation, but leaves the remaining claims against defendants intact. Electric Drivetrains LLC has until April 11, 2022 to determine whether it will stipulate to the filing of the amended complaint. A status conference is scheduled for June 16, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company in the Mollik action. On April 8, 2022, the Company and Boustead Securities, LLC (“Boustead”) settled their respective cross-claims against each other in both the Mollik action and Brooks action (see below) in exchange for the Company paying fifty thousand dollars ($50,000) in cash and $125,000 (one hundred twenty five thousand dollars) in stock and mutual releases between parties. There are no longer any cross claims pending in the Mollik action.
On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The parties participated in two days of mediation with Mark LeHocky. Mr. LeHocky provided the parties with a mediator’s proposal. Both parties accepted the proposal and reduced the proposal to a written settlement agreement. Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs $197,500 in cash and $197,500 in shares of common stock. In addition, the Company’s insurance carrier has agreed to pay plaintiffs $170,000. On January 14, 2022, the parties filed a joint motion for an order approving the fairness of the terms of the settlement agreement. On March 7, 2022, the Court issued an Order approving the settlement and the parties are in the process of effectuating its terms. On April 5, 2022, the Company and Boustead resolved Boustead’s cross claim for indemnification in the Brooks action. This settlement is still subject to court approval. There are no further claims pending in the Brooks action and, if and when the Court approves the settlement, it should be dismissed.
On February 3, 2020, the Company acquired substantially all of the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company evidenced by a secured promissory note. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. While the Company was able to take possession of some of the assets, Ebus prevented the Company from taking possession of all of the assets purchased at the foreclosure sale. As a result, on April 13, 2020, the Company filed a complaint captioned ADOMANI, Inc. v. Ebus, Inc., et al., in the Superior Court of California for the County of Los Angeles, Case No. 20ST CV 14275, against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages. On January 14, 2021, a cross-complaint was filed against the Company by Ebus, Inc. and Anders B. Eklov for Unjust Enrichment and Conversion of Domain Name, seeking monetary damages and injunctive relief. A settlement agreement was entered into on March 15, 2022.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the OTCQX market under the symbol “EVTV.”
Over-the-counter
market quotations reflect inter-dealer prices, without retail mark-up,
mark-down or commission and may not necessarily represent actual transactions.
Holders
As of April 8, 2022, we had approximately 206 record holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The second closing of the Financing is subject to, and contingent upon, the effectiveness of a registration statement filed with the SEC registering the shares of Common Stock sold, or issuable under the Warrants, in connection with the Financing, and the closing of the Merger with EVTDS. Upon the second closing, the Company will raise aggregate gross cash proceeds of approximately $16,2750,000 through the sale and issuance of 38,333,334 shares of Common Stock at a purchase price equal to $0.45 per share and Warrants to purchase up to an aggregate of 19,166,670 shares of its Common Stock at an exercise price of $1.00 per share. The share and warrant amounts to be issued include 2,166,667 shares and 1,083,333 warrants to be issued to the underwriter in lieu of paying $975,000 of fees in cash.
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
Acquisition of Envirotech Drive Systems, Inc.
On March 15, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVTDS”), a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVTDS and EVT Acquisition Company, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of such transaction, Merger Sub was merged with and into EVT, with EVT surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVT was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,001 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. The shares of common stock issued in connection with the Merger were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, and Regulation S promulgated under the Securities Act.
Repurchases of Equity Securities
We did not purchase any of our equity securities during the period covered by this Annual Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I of this Annual Report.
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
As discussed in Item 8, Notes 2 and 3 to the consolidated financial statements of Envirotech Vehicles, Inc. contained in this Annual Report on Form
10-K,
as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Annual Report are those of Envirotech Drive Systems, Inc. (“EVTDS”) as of and for the year ended December 31, 2020 and are the results for EVTDS as of and for the year ended December 31, 2021, including the balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.), at December 31, 2021 and the results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.), for the period March 16, 2021 through December 31, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc., to Envirotech Vehicles, Inc., effective as of May 26, 2021.
For the years ended December 31, 2021 and 2020, respectively, we generated sales revenue of $2,042,844 and $88,375, respectively, and our net losses were $7,652,100 and $279,521, respectively. The 2021 loss includes approximately $3.5 million of non-cash expenses, net of non-cash income of $290,520.
Factors Affecting Our Performance
We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

•
COVID-19
pandemic
.
Global health concerns related to the ongoing
COVID-19
pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate, and resulted in unexpected legal and regulatory changes, such as travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions that have negatively affected our ability to procure and sell our products and provide our services. Accordingly, our future performance will depend in part upon our ability to successfully respond and adapt to these challenges. We have developed, and continue to develop, plans to address the ongoing effects and help mitigate the potential negative impact of the pandemic on our business.

•
Availability of government subsidies, rebates and economic incentives
.
We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission
vehicles, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. As an alternative to being dependent on such funding, however, we are exploring the possibility of leasing our vehicles to our customers as well.

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
We have historically depended on external sources for capital to finance our operations. Accordingly, our future performance will depend in part upon our ability to achieve independence from external sources for the financing of our operations.

•
Investment in Growth.
We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission
electric vehicles; design, develop and manufacture our commercial fleet vehicles and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

•
Zero-emission electric experience.
Our dealer and service network is not completely established, although we do have certain agreements in place including our FAR Agreements. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission
electric fleet vehicle experience. Our performance will depend on having a robust service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission
electric vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

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

•
Third-party contractors, suppliers and manufacturers
.
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
Consulting and Research and Development Costs
These expenses are substantially related to our consulting and research and development activity.
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
Results of Operations
The following discussion compares operating data for the year ended December 31, 2021 to the data for the year ended December 31, 2020:
Sales

	Year Ended December 31,
	2021	2020	$ Change	% Change
Sales	$2,042,844	$88,735	$1,954,109	2,202%
Sales were $2,042,844 for the year ended December 31, 2021, compared to $88,735 for the year ended December 31, 2020. Sales for the year ended December 31, 2021 consisted of 21 vehicles, (cargo vans and trucks) sold to customers and FAR distributors, as well as maintenance and inspection services provided.

Cost of Goods Sold

	Year Ended December 31,
	2021	2020	$ Change	% Change
Cost of goods sold	$1,281,468	$73,560	$1,207,908	1,642%
Cost of sales related to the sales revenue described above and were approximately $1.28 million for the year ended December 31, 2021, compared to $73,560 for the year ended December 31, 2020.
Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
General and administrative 1	$8,238,530	$355,231	$7,883,299	2,219%
Consulting	188,703	70,901	117,802	166%
Research and Development	58,139	—	58,139	100%

Total operating expenses, net	$8,485,372	$426,132	$8,059,240	1,8918%

1	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Stock-based compensation expense	$3,414,440	$—	$3,414,440	100%
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2021 were $8,238,530, compared to $355,231 for 2020, an increase of $7,883,299, which was primarily related to an increase in non-cash stock based compensation expense of $3,414,440 and to legal and professional fees of $1,745,523, which included $685,000 in 2021 settlement of lawsuits expense and $749,067 in legal fees. Other general and administrative expenses increased by $2,844,468, which related to increases of $939,500 in salaries and benefits; insurance costs of $373,501; $303,879 in bad debt expense related to notes receivable and an unfulfilled purchase order; $222,972 in investor relations expenses; $225,847 in travel and entertainment expenses primarily related to locating a manufacturing location in the United States, and $657,637 in other general and administrative expenses. The 2021 general and administrative expenses include approximately $3,788,598 in non-cash
charges, including $3,414,440 in
non-cash
stock-based compensation expense, $303,879 in bad debt expense not related to receivables and $70,279 in depreciation expense. The 2020 general and administrative expenses include non-cash
charges of $17,670 in depreciation expense.
Consulting
Consulting expenses were approximately $188,703 for the year ended December 31, 2021, as compared to $70,901 for 2020, primarily the result of increased operations.
Interest (Expense)Income

	Year Ended December 31,
	2021	2020	$ Change	% Change
Interest (expense) income, net	$4,412	$(2,864)	$7,276	254%

Interest income in 2021 of $9,703 consisted primarily of marketable security interest and interest payments from FARs utilizing flooring. There was no interest income earned in 2020. Interest expense was $5,293 and $2,864 for the years ended December 31, 2021 and 2020, respectively. Expense in 2021 relates to the repayment of the two outstanding SBA loans and to the note payable entered into during 2021. Interest (expense) income, net was therefore approximately $4,411 and $(2,864) for the years ended December 31, 2021 and 2020, respectively.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
In thousands	2021	2020
Cash flows (used in) provided by operating activities	$(12,936,755)	$1,526,333
Cash flows (used in) investing activities	(4,677,839)	(73,091)
Cash flows provided by financing activities	20,590,987	152,835

Net increase in cash and cash equivalents	$2,976,393	$1,606,077

Operating Activities
Cash (used in) provided by operating activities is primarily the result of our operating losses, reduced by the impact of non-cash
expenses, including
non-cash
stock-based compensation, and changes in the asset and liability accounts.
Net cash (used in) operating activities for the year ended December 31, 2021 was $12,936,755 versus net cash provided by operations of $1,526,333 for the year ended December 31, 2020, a decrease of $14,463,088. The decrease in net cash provided by operating activities was due to an increase in net loss of $7,372,579, increased inventory deposits of $4,503,079, inventory additions of $3,198,877, decreased accrued liabilities of $1,914,709, an increase of $1,218,907 in accounts receivable related to sales, and to a decrease in prepaid expenses of $693,375, reduced by cash provided from non-cash
items and changes in the remaining balance sheet amounts of $3,051,688, which includes $3,414,440 of non-cash stock-based compensation expense.
We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; and the amount of expenses we incur to satisfy future warranty claims.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 increased by $4,604,748 to $4,677,839, as compared to cash used in investing activities of $73,091 during the year ended December 31, 2020. The increase in net cash used in investing activities during the year ended December 31, 2021 is primarily due to the net use of cash of $8,023,213 from the purchase and sale of marketable securities, partially reduced by cash acquired in the Merger.

Financing Activities
Net cash provided by financing activities during the year ended December 31, 2021 increased by $20,438,152 from cash provided by financing activities in 2020 of $152,835. The increase consisted of $21,107,410 proceeds from the issuance of common stock, $4,621,200 of which was raised by EVTDS in anticipation of the Merger; $16,274,991 from the May, 2021 second closing of the PIPE financing, and $211,219 of which was from the issuance of stock for stock options that were exercised. This cash provided was reduced by offering costs of $188,015, and further reduced by EVTDS and ADOMANI, Inc., repaying their SBA EIDL loans in the amounts $152,835 and $157,030, versus EVTDS receiving proceeds from its SBA loan in 2020, a change of $481,243.
Liquidity and Capital Resources
As discussed above and in Note 3 to the consolidated financial statements contained in this Annual Report on Form
10-K,
ADOMANI, Inc., had approximately $3.4 million in cash and cash equivalents at the Merger closing date, primarily the result of the approximately $5.3 million net proceeds from the December 2020 closing of the Financing discussed below. EVTDS delivered $5 million cash at the Merger closing.
As of December 31, 2021, we had cash and cash equivalents of $4,846,490 and marketable securities of $8,002,700, a combined total of $12,849,190, and working capital of $21,473,117. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our present operations during the next 12 months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.
In February 2022, we were successful in acquiring a U.S. manufacturing facility in Osceola, Arkansas. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years allow for local tax incentives granted to the Company of up to $27 million.
On December 24, 2020, ADOMANI, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company agreed to sell, and the investors agreed to purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).
The first closing of the Financing occurred on December 29, 2020. ADOMANI, Inc., raised cash proceeds, net of offering costs, of approximately $5.3 million through the sale and issuance of 11,500,000 shares of its common stock at a purchase price equal to $0.50 per share and Warrants to purchase up to an aggregate of 8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and Warrant amounts issued include 650,000 shares and a Warrant to purchase 487,500 shares issued to the underwriter in lieu of paying $325,000 of fees in cash. Since this ADOMANI, Inc., activity occurred before the close of the Merger, it is not reflected in the EVTDS financial statements for the year ended December 31, 2020, but as stated above, is discussed here because it was primarily the source of the approximate $3.3 million cash acquired by EVTDS in the Merger that closed on March 15, 2021 (see Note 3 to the consolidated financial statements for the year ended December 31, 2021).
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

At December 31, 2020, EVTDS had $1,793,910 restricted cash related to subscription agreements for equity investments in anticipation of the Merger. EVTDS ultimately raised total equity of $6,415,110 (including that $1,793,910) that funded its obligation to provide $5 million cash at the Merger closing; the balance was used to pay other liabilities and expenses (See Note 3 to the consolidated financial statements for the year ended December 31, 2021).
Options to Purchase Common Stock
Because all outstanding unvested options to purchase ADOMANI, Inc.’s common stock became fully vested upon the closing of the Merger, the Company had 12,992,857 fully vested options outstanding as of March 15, 2021. On June 14, 2021, options to purchase 33,571 shares of common stock were exercised at a price of $0.12 per share. Also on June 14, 2021, options to purchase an aggregate of 67,144 shares of common stock with an exercise price of $0.12 per share, options to purchase 75,000 shares of common stock with an exercise price of $0.45 per share, and options to purchase 60,000 shares of common stock with an exercise price of $1.31 per share were forfeited by the former holders thereof, as they were not exercised prior to the expiration date with respect to such options. On June 25, 2021, options to purchase 358,571 shares of common stock were exercised by an officer of the Company at a price of $0.12 per share. On July 23, 2021, options to purchase 358,571 shares of common stock were exercised by a former officer of the Company. On July 29, 2021, options to purchase an aggregate of 270,000 shares of common stock were forfeited by the same former officer of the Company.
On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 440,000 shares of common stock, exercisable at an exercise price of $0.2753 per share. The Committee determined that Mr. Oldridge would be immediately vested in the options granted. Mr. Oldridge exercised these options on November 30, 2021.
On December 7, 2021, options to purchase 5,000,000 shares of common stock were exercised by the former President and CEO of the Company at a price of $0.10 per share. The former officer elected to pay the $500,000 exercise price for the shares with shares, so was issued 3,402,555 shares.
As a result of the activity described above during the year ended December 31, 2021, the number of fully vested options outstanding as of December 31, 2021 was 6,770,000. See Notes 2, 3 and 9 to the consolidated financial statements included in this Annual Report on Form
10-K.
As of December 31, 2021, the 6,770,000 vested options were comprised of options to purchase 1,000,000 shares with an exercise price of $0.12 per share; options to purchase 5,635,000 shares with an exercise price of $0.45 per share, and 135,000 shares with an exercise price of $1.31 per share. If all vested options to purchase common stock were exercised, we would receive proceeds of approximately $2.8 million and we would be required to issue 6,770,000 shares of common stock. There can be no assurance, however, that any such options will be exercised. See Notes 2, 3, 9 and 14 to the consolidated financial statements included in this Annual Report on Form
10-K.
Credit Facilities
Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5 million as of December 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at December 31, 2021, was approximately $10.4 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to use it.
Capital Expenditures
We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.
Contractual Obligations
On February 4, 2020, the Company signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease is February 1, 2020, and it expires when the Company’s lease on the property expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. Beginning April 1, 2022 the Corona lease was assigned to Masters through the end of the lease obligation at December 31, 2022. Masters’ sublease agreement with the Company was also terminated on April 1, 2022. See Note 14 below.
On October 30, 2020, James L. Reynolds resigned from his employment with the Company, including his positions as the President and Chairman of the Board of the Company, as a member of the board of directors of the Company, and any and all other positions, directorships, and committee memberships that Mr. Reynolds held with the Company or any of its subsidiaries or other affiliated entities, in each case, effective as of October 30, 2020. Mr. Reynolds’ resignation did not result from a disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into Separation Agreement and General Release, dated October 30, 2020, pursuant to which Mr. Reynolds received certain separation benefits. See Notes 9, 11 and 13 to the consolidated financial statements included in this Annual Report.
On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors (the “Board”). The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry will receive an annual base salary of $200,000 and will be eligible for a bonus at the sole discretion of the Board. Mrs. Emry will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination.

On January 2, 2022, Michael K. Menerey retired and resigned from his position as Chief Financial Officer of the Company and also as a member of the Board. Mr. Menerey’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies, or practices.
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
No critical accounting policies or estimates existed at December 31, 2021.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, or December 31, 2022, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates
exceeds $700 million as measured as of each June 30th, and (4) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Envirotech Vehicles, Inc.
Osceola, Arkansas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Envirotech Vehicles, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
April
26
, 2022

6
3

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and
Stockholders of Envirotech Drive Systems Inc.
We have audited the accompanying financial statements of Envirotech Drive Systems Inc., which comprise the balance sheet as of December 31, 2020, and the related statements of income, retained earnings, and cash flows for the year then ended, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirotech Drive Systems Inc. as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.
Related Party Transactions
As discussed in Note 4 to the financial statements, the Company engaged related party entities in performing operations, as such our opinion is not modified with respect to that matter.

Der Vartanian & Associates, Accountancy Corporation
Los Angeles, CA
February 05, 2021

6
4

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,846,490	$136,222
Restricted cash	60,035	1,793,910
Marketable securities	8,002,700	—
Accounts receivable	1,428,030	9,000
Inventory, net	3,850,541	—
Inventory deposits	4,503,079	—
Prepaid expenses	332,514	—

Total current assets	23,023,389	1,939,132
Property and equipment, net	272,113	227,561
Goodwill	51,775,667	—
Other non-current assets	236,639	242,025

Total assets	$75,307,808	$2,408,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$238,464	$345,383
Accrued liabilities	1,280,020	2,382,660
Notes payable, net	31,788	—

Total current liabilities	1,550,272	2,728,043
Long-term liabilities
Other non-current liabilities	2,427	—
Notes payable, net	13,245	152,835

Total liabilities	1,565,944	2,880,878

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2021, and December 31, 2020	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 298,160,160 and 1 issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	2,981	100
Additional paid-in capital	81,863,243	—
Accumulated deficit	(8,124,360)	(472,260)

Total stockholders’ equity (deficit)	73,741,864	(472,160)

Total liabilities and stockholders’ equity (deficit)	$75,307,808	$2,408,718

See accompanying notes to consolidated financial statements.

6
5

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Sales	$2,042,844	$88,735
Cost of sales	1,281,468	73,560

Gross profit	761,376	15,175
Operating expenses:
General and administrative	8,238,530	355,231
Consulting	188,703	70,901
Research and development	58,139	—

Total operating expenses, net	8,485,372	426,132

Loss from operations	(7,723,996)	(410,957)
Other income (expense):
Interest income (expense), net	4,412	(2,864)
Gain on debt forgiveness, net of other expense	288,185	7,000

Total other income (expense)	292,597	4,136

Loss before income taxes	(7,431,399)	(406,821)
Income tax recovery (expense)	(220,700)	127,300

Net loss	$(7,652,100)	$(279,521)

Net loss per share to common stockholders:
Basic and diluted	$(0.03)	$(279,521)

Weighted shares used in the computation of net loss per share:
Basic and diluted	229,034,470	1

See accompanying notes to consolidated financial statements.

6
6

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2019	1	$100	$—	$(192,739)	$(192,739)
Net loss	—	—	—	(279,521)	(279,521)

Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
EVTDS common stock issued for cash	142,558,000	1,325	6,413,785	—	6,415,110
ADOMANI INC. common stock issued in Merger	112,675,558	1,127	55,737,252	—	55,738,379
Post-Merger common stock issued for cash	42,926,601	429	16,485,781	—	16,486,210
Offering costs netted against proceeds from common stock issued for cash	—	—	(188,015)	—	(188,015)
Stock based compensation	—	—	3,414,440	—	3,414,440
Net loss	—	—	—	(7,652,100)	(7,652,100)

Balance, December 31, 2021	298,160,160	$2,981	$81,863,243	$(8,124,360)	$73,741,864
See accompanying notes to consolidated financial statements.

6
7

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,652,100)	$(279,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,279	17,670
Unrealized loss on marketable securities	4,673	—
Provision for bad debt	303,879	—
Stock based compensation expense	3,414,440	—
Gain on debt forgiveness	(290,520)	—
Changes in assets and liabilities:
Accounts receivable	(1,415,657)	(196,750)
Inventory	(3,198,877)	—
Inventory deposits	(4,503,079)	—
Prepaid expenses	693,375	—
Other non-current assets	123,343	—
Accounts payable	(235,306)	80,454
Accrued liabilities	(10,229)	1,904,480
Other non-current liabilities	(240,976)	—

Net cash (used in), provided by operating activities	$(12,936,755)	$1,526,333

Cash flows from investing activities:
Purchase of property and equipment, net	$(27,958)	$(73,091)
Investment in marketable securities	(16,233,213)	—
Sale of marketable securities	8,210,000	—
Cash acquired in merger	3,373,332	—

Net cash (used in) investing activities	$(4,677,839)	$(73,091)

Cash flows from financing activities:
Proceeds from issuance of common stock	$21,107,410	$—
Payments for deferred offering costs	(188,015)	—
Principal advances from (repayments on) debt	(328,408)	152,835

Net cash provided by financing activities	20,590,987	152,835

Net change in cash, restricted cash and cash equivalents	2,976,393	1,606,077
Cash, restricted cash and cash equivalents at the beginning of the period	1,930,132	324,055

Cash and cash equivalents at the end of the period	$4,906,525	$1,930,132

Supplemental cash flow disclosures:
Cash paid for interest expense	$7,705	$—

Cash paid for income taxes	$2,400	$—

See accompanying notes to consolidated financial statements.

6
8

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
Envirotech Vehicles, Inc. (“we,” “us,” “our” or the “Company”) is a provider of purpose-built zero-emission
electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. The Company serves commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. The Company’s vehicles address the challenges of traditional fuel price cost instability and local, state and federal regulatory compliance.
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
2.
Summary of Significant Accounting Policies
Basis of Presentation
—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of December 31, 2021, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal period ended December 31, 2021, which include the consolidated results of operations of EVTDS for the entire annual period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through December 31, 2021.
Principles of Consolidation
—The acco
mpa
nying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-owned subsidiary Envirotech Drive Systems, Incorporated, and, from March 16, 2021 forward, the financial statements of Envirotech Vehicles, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd. (dissolved in December, 2021), ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
—The preparation of financial statem
ent
s in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments
—The carrying values of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

6
9

Level 3: Unobservable inputs that are supported by little or no market data and that require the reporting entity to develop its own assumptions.
The Company
d
oes not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.
Revenue Recognition
—The Company recognizes revenue from the sales of
zero-emission
electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At December 31, 2021, the Company did have a concentration of customers; four customers’ balances account for approximately 81 percent of the outstanding accounts receivable; for the year ended December 31, 2021, four customers accounted for approximately 63 percent of the annual revenue recorded.
In applying ASC Topic 606, the Company is required to:
(1) identify any contracts with customers;
(2) determine if multiple performance obligations exist;
(3) determine the transaction price;
(4) allocate the transaction price to the respective obligation; and
(5) recognize the revenue as the obligation is satisfied.
Product revenue also includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation with revenue recognition occurring at the time title transfers. Transfer of title occurs when the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt. See discussion below related to vehicle maintenance revenue.
The Company provides the option of financing (flooring) to Factory Authorized Representatives (“FARs”) for demo vehicles that are used in their selling process. Flooring agreements are made either expressly or implicitly and last no longer than one year with respect to specific vehicles, as payment for the vehicles is due in full before the first anniversary of the agreement, or upon sale by the FAR of the demo vehicle. The interest rate associated with the flooring agreement is agreed upon at the time of executing the FAR agreement. The
Company has elected the practical expedient allowed by ASC Topic 606 where consideration does not need to be adjusted for financing components of the agreement.

Other revenue for the year ended December 31, 2021 included performing basic vehicle maintenance and detailing, as well as safety inspections for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced. These sales did not exist in 2020; were approximately $118,000 for the year ended December 31, 2021, and will not recur in 2022. The Company has therefore not provided any additional disaggregation information, as all other revenue relates to the sale of vehicles as discussed above.
Cash and Cash Equivalents
—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,035 and $1,793,910 restricted cash at December 31, 2021 and 2020, respectively. The amount at December 31, 2021 relates to balances required by our bank to support certain minor activities. The amount at December 31, 2020 related to subscription agreements outstanding at that date that related to the Merger and was used to fund the Merger requirements. See Concentration of Credit Risk below in this Note.

Marketable Securities
—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity,
as the intent is not to liquidate them prior to the respective stated maturity date. At December 31, 2021, the aggregate amount of the Company’s investments in marketable securities was $8,002,700. These securities had original maturity dates ranging from 143 days to 364 days, and at December 31, 2021, the remaining maturity dates on these securities ranged from 13 days to 167 days. There were no investments in marketable securities at December 31, 2020.
Accounts Receivable and Allowance for Doubtful Accounts—
The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,428,030 and $9,000 as of December 31, 2021 and December 31, 2020, respectively. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to six months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. Because the trade accounts receivable balance at December 31, 2021 is from credit-worthy customers, many of whom are our Company’s FARs, and because the December 31, 2020 balance was collected subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of December 3
1
, 2021 or December 31, 2020. As discussed above, at December 31, 2021, four customers’ balances account for approximately 81 percent of the outstanding accounts receivable; for the year ended December 31, 2021, four customers accounted for approximately 63 percent of the annual revenue recorded.
Inventory and Inventory Valuation Allowance
—
The Company records inventory at the lower of cost or net realizable value, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future.
The Company had finished goods inventory on hand of $3,862,970 as of December 31, 2021 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to support in the future, resulting in a net inventory balance of $3,850,541 as of December 31, 2021. The Company had no finished goods inventory on hand and no related inventory valuation allowance as of December 31, 2020.
Inventory Deposits—
Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production, acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $4,503,079 and zero as of December 31, 2021, and December 31, 2020, respectively. Deposits paid to two vendors accounted for 96 percent of the deposits outstanding at December 31, 2021; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 85 percent of the cost of sales for the year ended December 31, 2021.
Income Taxes
—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

EVTDS previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. In March 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the year ended December 31, 2021.
Accounting for Uncertainty in Income Taxes—
The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2021 and 2020, respectively, management did not identify any uncertain tax positions.
Net Loss Per Share
—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2021, 6,770,000 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 28,597,994 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. There were no outstanding dilutive instruments at December 31, 2020.
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
The restricted cash reported by EVTDS as of December 31, 2020, combined with additional cash raised in 2021, was used to fund both the merger closing requirement of $5,000,000 to ADOMANI, Inc. (see Note 3) and to repay liabilities of EVTDS. The amount of restricted cash and corresponding unpaid current liabilities of EVTDS that is included in the consolidated balance sheet at December 31, 2021 is zero. During the year ended December 31, 2021, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of approximately $60,000.
Impairment of Long-Lived Assets
—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of December 31, 2021 and December 31, 2020, respectively.
Goodwill—
Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A qualitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessment at December 31, 2021 that $51,775,667 in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment. See Note 3.
Research and Development
—Costs incurred
in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $
58,139
for the year ended December 31, 2021.
No
costs were incurred in 2020.
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
capital over the period duri
ng
which services are rendered. Additionally, in June 2018 the FASB issued Accounting Standards Update (“ASU”)
No. 2018-07,
which simplified several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company implemented this change beginning in

2021, as it had no share-based payments to employees prior to the Merger.
With respect to the options to purchase

440,000
shares of common stock issued on August 4, 2021
(see Note 9), non-cash stock-based compensation expense
 was
$
121,132
. An additional $3,293,308 was recorded related to the value of certain options assumed by the merged entity, bringing the total amount recorded for the year ended December 31, 2021 to $3,414,440.
Property

and Equipment
—Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three
to
five years
, except leasehold improvements, which are being amortized over the life of the lease term. Property and equipment qualify for capitalization if the purchase price exceeds $
2,000
. Major repairs and replacements, which extend the useful lives of equipment, are capitalized and depreciated over the estimated useful lives of the property. All other maintenance and repairs are expensed as incurred.
Leases
—The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements.
Recent Accounting Pronouncements
—Man
agem
ent has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.
3. Merger
On March 15, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission
trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as a wholly owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,001 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. This exchange of shares and the resulting controlling ownership of EVTDS constitutes a reverse acquisition resulting in a recapitalization of EVTDS and purchase accounting being applied to ADOMANI, Inc. under ASC 805 due to EVTDS being the accounting acquirer and ADOMANI, Inc. being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of EVTDS and to include the consolidated results for Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries from March 16, 2021 forward.
The primary reasons EVTDS consummated the merger with ADOMANI, Inc. were the opportunity to immediately become a public company without the process of doing its own initial public offering, affording it the opportunity to more quickly raise capital (see Note 7) and provide liquidity options to its stockholders, at the same time acquiring the infrastructure required of a public company run by people experienced in investor relations and the public company regulatory compliance issues and filings required. In addition, since ADOMANI, Inc. had been the sole customer of EVTDS, the two management teams had experience working with each other and anticipated a smooth transition in addition to obtaining synergies, chief of which was a layer of profit required when 2 separate entities were involved in making and selling a vehicle that was immediately eliminated upon the Merger close, enabling the purchase price of vehicles to customers to be reduced. The combined entity also was able to exert more pressure on suppliers to reduce vehicle costs, which also supported the price reductions to customers.
At December 31, 2020, EVTDS had subscription restricted cash of $1,793,910 on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech Electric Vehicles, Inc., a Canadian entity (“EVT Canada”), to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close the Merger and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as o
f

December 31, 2020. The total amount raised just prior to the Merger closing was $
6,415,110
. At the closing of the Merger, EVTDS satisfied its obligation to deliver $
5
 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. This number has decreased to zero
in both categories as of December 31, 2021.
EVTDS entered into an exclusive
50-year
distribution agreement as of October 4, 2017 to become the sole USA distributor of EVT Canada. This agreement grants EVTDS the exclusive right in the United States to promote sales, including the right to use trademarks, trade names, service marks and logos and to obtain orders based on sales targets for orders. The agreement also provides that EVT Canada. may not independently appoint additional distributors. The Company obtained this agreement in the Merger.
The following table presents the estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by EVTDS of ADOMANI, Inc. via the reverse acquisition:

Purchase Price Allocation of ADOMANI, Inc.
Accounts receivable and other current assets	$1,680,926
Property and equipment	86,873
Right of use asset	369,987
Other assets	59,510
Goodwill	51,775,667
Accounts payable and accrued expenses	(820,389)
Lease liability	(369,987)
Notes payable	(417,540)

Purchase price, net of $3,373,332 cash acquired	$52,365,047

This allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021. ADOMANI, Inc. assets were derived from a total value of
 $
53,509,622
, based on
112,675,558

shares of common

stock outstanding on March 15, 2021 and the closing price that day of $0.4749 per share. The fair value of certain of the stock options assumed by EVTDS in the Merger of $2,228,757 (see Note 9) was added to reach an adjusted value of

$55,738,379. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) was deducted, and total acquired liabilities of $1,607,916 were added, in order to arrive at the $51,775,667 of goodwill recorded, none of which will be deductible for future income tax purposes. The Company incurred approximately $415,472 in transaction costs related to the Merger, which were expensed.

Since the closing of the Merger on March 15, 2021, primarily due to the fact that EVTDS brought no employees or sales people to the merged entity, and that sales and operating activities have been conducted on a company-wide basis, not on the basis of either EVTDS alone or the ADOMANI entities alone, other than nominal expense items related to EVTDS leases assumed in the Merger (see Notes 11 and 13), all accounting subsequent to the closing of the Merger has been and will continue to be done on a consolidated basis. The Company therefore is not able to segregate the operating results of operations between the formerly separate entities in the current periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2020 and on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the years ended December 31, 2020 and 2021, respectively, that would have been realized if the Merger had occurred on January 1, 2020 or January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

	For the years ended December 31
Pro forma combined results of operations	2021	2020
Sales	$1,740,255	$627,166
Net loss	$(10,296,024)	$(4,666,079)
The adjustments for the year ended December 31, 2020 resulted in a reduction in sales of $79,735 and a $15 decrease in net loss. The adjustments for the year ended December 31, 2021 resulted in a reduction of sales of $319,000 and a $91,800 increase in net loss. Both sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss for the year ended December 31, 2021 by approximately
$1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

4. Property and equipment, net
Components of property and equipment, net consist of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Furniture and fixtures	$41,799	$—
Leasehold improvements	28,112	30,166
Machinery & equipment	86,266	92,853
Vehicles	252,724	128,999
Test/Demo vehicles	15,784	—

Total property and equipment	424,685	252,018
Less accumulated depreciation	(152,572)	(24,457)

Net property and equipment	$272,113	$227,561

Depreciation expense
was $70,729 and $17,670 for the years ended December 31, 2021 and 2020, respectively.
5. Income Taxes
The cumulative estimated net operating loss (“NOL”) carry-forward is $31,347,786 (including $745,047 for EVTDS through 2020) and $0 at December 31, 2021 and 2020, respectively. $16,955,180 of carry-forward may be carried forward indefinitely while $14,393,606 will expire by 2027. EVTDS recognized a cumulative tax benefit of $218,300 on its financial statements through the year ended December 31, 2020, and therefore did not reserve the deferred tax asset. As mentioned in Note 2, that benefit has been reversed and recorded as income tax expense in the consolidated results of operations for the year ended December 31. 2021, effectively establishing a valuation allowance for it. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2021	2020
Tax effected net operating loss	$866,991	$—
Deferred tax asset attributable to:
Net operating loss carryover	5,716,044	—
Research and development tax credit carryforward	274,891	—

Sub-total	6,857,926	—
Valuation allowance	(6,857,926)	—

Net deferred tax asset	—	—

Cumulative NOL	$31,347,786	$—
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2021 for the Envirotech Vehicles, Inc./ADOMANI, Inc. losses, and includes the years 2014 through 2020 for EVTDS, as the 2021 EVTDS loss is included in the consolidated Envirotech Vehicles, Inc. loss. Because a change in ownership occurred as a result of the Merger, net operating loss carryover will be limited as to use in future years. Federal tax returns for tax years since 2017 are still open for examination by the Internal Revenue Service.

6
. Debt
As of December
31, 2
020
, EVTDS had a $150,000 loan outstanding payable to the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The EIDL loan was evidenced by a promissory note, with interest accruing on the outstanding principal at the rate of 3.75% per annum. As of December 31, 2020 the principal and accrued interest on the EIDL loan was $152,835, which was reflected on the consolidated balance sheets as long-term notes payable. In connection with the Merger (see Note 3), EVTDS repaid the loan and accrued interest in full in the amount of $153,668.
On May 6, 2020, ADOMANI, Inc. received $261,244 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the CARES Act and administered by the SBA. The unsecured loan (the “PPP Loan”) was evidenced by a promissory note of the Company, dated May 3, 2020 (the “PPP Note”) in the principal amount of $261,244 with Wells Fargo Bank, N.A. (“Wells Fargo”), the lender. The PPP provides for loans to be forgiven under certain circumstances if provisions are met. Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP Note is two years
, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on November 1, 2020 through the maturity date of May 3, 2022. The Company filed its forgiveness application on October 16, 2020 and was notified by Wells Fargo on January 6, 2021 that its PPP Loan had been approved internally for 100% forgiveness, and had been forwarded to SBA for their approval. On May 26, 2021, Wells Fargo sent a letter to the Company at its former corporate office address which did not get forwarded to its new address. After inquiring of Wells Fargo why no decision had been made on the forgiveness of the loan, the Company was informed on August 23,2021 that its loan had been forgiven in May and that there was no balance due. Wells Fargo subsequently provided a copy of the May 26, 2021 letter to the Company. Accordingly, the $10,000 that was advanced as part of the Company’s application for the EIDL loan (see below) but was not required to be repaid in connection with the forgiveness of the PPP loan, was removed from current liabilities and reflected as miscellaneous income during the year ended December 31, 2021.
On May 20, 2020 ADOMANI, Inc. received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL loan was evidenced by a promissory note, dated May 17, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is thirty years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company would have been obligated to make equal monthly payments of principal and interest beginning on May 18, 2022 through the maturity date of May 18, 2050. The EIDL loan and accrued interest in the amount of $154,817 was repaid without penalty on May 17, 2021.
On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty four months, beginning in July, 2021, with monthly payments of $2,648.99. As of December 31, 2021, $31,788 is reflected on the consolidated balance sheet as current notes payable while $13,245 is classified as long-term notes payable.
Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at December 31, 2021, was approximately $10.4 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to borrow from it.
7
. Common Stock
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

8,625,001 shares of its common stock at an exercise price of $0.50 per share. The share and Warrant amounts issued include 650,000 shares and 487,500 Warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. Since this ADOMANI, Inc. activity occurred before the close of the Merger, it is not reflected in the EVTDS financial statements for the year ended December 31, 2020, but as stated above, is discussed here because it was primarily the source of the approximate $3.3 million cash acquired by EVTDS in the Merger that closed on March 15, 2021. See Note 3.

The second closing of the Financing was completed on May 7, 2021, following the closing of the Merger (see Note 3) and the subsequent effectiveness of the Registration Statement on Form
S-3
(File
No. 333-255341)
filed with the SEC on April 19, 2021, registering for resale the shares of the Company’s common stock sold, and the shares issuable under the Warrants issued, in connection with the Financing. At the second closing of the Financing, the Company raised aggregate net cash proceeds of
$16,274,991 through the sale and issuance of an additional 38,333,333 shares of its common stock at a purchase price equal to $0.45 per share, and additional Warrants to purchase up to an aggregate of 19,166,667 shares of its common stock at an exercise price of $1.00 per share. The share and Warrant amounts issued include 2,166,666 shares and a Warrant to purchase 1,083,330 shares issued to the underwriter in lieu of paying $975,000 of fees in cash.

In addition to the $16,274,991 cash equity proceeds discussed in the previous paragraph, the Company also received $211,219 cash equity proceeds from the exercise of various stock option agreements as discussed in Note 9.
8. Stock Warrants
As a result of the Merger closing (see Note 3), as of March
15
, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. Of the 10,681,327 outstanding at the Merger date, 1,250,000 expired unexercised on August 31, 2021. In connection with the second closing of the Financing discussed in Note 6, the Company issued additional warrants to purchase up to
19,166,667
shares of its common stock, all of which were exercisable as of December 31, 2021. The Company’s outstanding warrants as of December 31, 2021 is summarized as follows, and all were exercisable at that date (see Note
7
):

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring June 9, 2022	199,659	$6.00	0.46
Outstanding warrants expiring June 9, 2022	350,000	$5.00	0.46
Outstanding warrants expiring January 9, 2023	256,667	$3.75	1.03
Outstanding warrants expiring January 28, 2025	8,625,001	$0.50	4.00
Outstanding warrants expiring May 7, 2026	19,166,667	$1.00	4.35

Outstanding warrants on December 31, 2021	28,597,994	$0.96	4.14

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
As of December 31, 2021, the outstanding warrants have no intrinsic value..

7
8

9
. Stock Options
As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March
15
, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at December 31, 2021 consisted of the following:

	Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding EVTDS at December 31, 2020	—	—	—
Options acquired in Merger	12,992,857	$0.29	4.61
Exercised	(5,750,713)	$0.12
Cancelled / Forfeited at $0.12 Exercise Price	(67,144)	$0.12
Cancelled / Forfeited at $0.45 Exercise Price	(210,000)	$0.45
Cancelled / Forfeited at $1.31 Exercise Price	(195,000)	$1.31

Subtotal, as follows:	6,770,000
Outstanding Options at $0.12 Exercise Price	1,000,000	$0.12	0.21
Outstanding Options at $0.45 Exercise Price	5,635,000	$0.45	8.20
Outstanding Options at $1.31 Exercise Price	135,000	$1.31	6.30

Outstanding at December 31, 2021	6,770,000	$0.42	6.98
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
On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 440,000 shares of common stock at an exercise price of $0.2753 per share. The Committee determined that Mr. Oldridge would be immediately vested in the options granted. The options were valued using the Black-Scholes option-pricing model, resulting in fair market value of $121,132 for the options which expire on August 3, 2031. The assumptions used in the valuation of the options included an expected term of ten years, volatility of 172.40%, and a risk-free interest rate of 1.56%. Because these options were fully vested and

7
9

exercisable as of the grant date, the fair market value of $121,132 was recorded as stock-based compensation expense at the date of grant. Mr. Oldridge exercised these options on November 30, 2021.
On December 7, 2021, options to purchase 5,000,000 shares of common stock were exercised by the former President and CEO of the Company at a price of $0.10 per share. The former officer elected to pay the $500,000 exercise price for the shares with shares, so was issued 3,402,555 shares.
As of December 31, 2021, outstanding options had intrinsic value of $152,800.
10
. Related Party Transactions
The Company has entered into an engagement agreement (the “SRI Services Agreement”) with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company engaged SRI to provide certain services in connection with the day-to-day
operations of the Company, including the issuing of invoices to customers and making payments on behalf of the Company with respect to month-to-month
leases of facilities, vehicles and trailers under separate agreements between the Company and SRI, including the SRI Equipment Leases and the SRI Office Leases further described in the following paragraphs in this Note
10
, as well as Notes 1
1
and 13. The term of the SRI Services Agreement will continue for a period of three months unless earlier terminated by the parties in accordance therewith, and it is contemplated that an aggregate of $26,042 will be paid by the Company to SRI in consideration of the services rendered under the SRI Services Agreement. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.
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
The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $2,800. See
Notes 11 and 13
. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI.
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
Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at December 31, 2021.
1
1
. Commitments
Operating Leases
The Company has entered into the SRI Equipment Leases (see Note
10
). Rent expense under the SRI Equipment Leases for the year ended December 31, 2021 was $93,247, and was $99,247 for the year ended December 31, 2020, respectively.
The Company has entered into the SRI Office Lease (see Note
10
). Rent expense under the SRI Office Lease for the year ended December 31, 2021 was $24,711, and was $10,920 for the year ended December 31, 2020, respectively.
The Company has entered into the ABCI Office Lease (see Note
10
). Rent expense under the ABCI Office Lease for the year ended December 31, 2021 was $30,800, and was $25,200 for the year ended December 31, 2020.
In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month
basis and can be terminated by either party with
30-days’
notice. The total amount due monthly is $1,000.

In October 2017, ADOMANI, Inc. signed a
non-cancellable
lease for its former corporate office space in Corona, California, to serve as its corporate headquarters. The lease was for a period of 65 months, terminating February 28, 2023. The base rent for the term of the lease was $568,912. The total amount due monthly is $7,600 at commencement and would have escalated to $10,560 by its conclusion had ADOMANI, Inc. remained a tenant. In November 2020, ADOMANI, Inc. vacated this space following staff reductions and moved remaining staff into the space discussed in the following paragraph. The Company ceased paying the rent on this facility after October 2020, but the expense was accrued. Two of the four suites covered by this lease were re-leased
by the building management in March and April 2021, ending the Company’s obligation on those two suites. In June 2021, the landlord advised the Company that the remaining two suites were re-leased
with a commencement date of September 1, 2021. On July 2, 2021, a resolution was reached with the landlord, whereby the parties mutually agreed to terminate the lease as of July 31, 2021 and the Company would be released from all obligations under the lease, in consideration of the Company’s agreement to pay the landlord an amount equal to $60,630, representing the aggregate amount then owed to the landlord under the lease net of the Company’s $11,616 security deposit retained by the landlord, which amount was paid in full on July 2, 2021. See Note 13.
In December 2019, ADOMANI, Inc. signed a lease for combined office space and warehouse location in Corona, California. The facility had been used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery
inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished goods vehicle inventories prior to November 2020 when ADOMANI, Inc. vacated its former corporate office space in Corona, California, and made such facility the new corporate office location in addition to its prior use. The lease is for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease was $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $13,108 at commencement and will escalate to $13,906 by its conclusion. See Note 1
4
.
On February 4, 2020, ADOMANI, Inc. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. See Note 1
4
.
The Company’s total net rent expense for the year ended December 31, 2021 was $252,546, respectively. The total net rent expense for the year ended December 31, 2020 was $154,425
.
Other Agreements
Effective January 1, 2017, the Company entered into an employment agreement with Michael Menerey, its Chief Financial Officer. The term of the employment agreement was five years and the agreement provides for an initial annual base salary of $200,000. Effective January 1, 2020, Mr. Menerey’s annual base salary was increased to $215,000. On November 1, 2020, Mr. Menerey agreed to reduce his compensation to $150,000 indefinitely. Mr. Menerey retired on January 2, 2022.
On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors (the “Board”). The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry will receive an annual base salary of $200,000 and will be eligible for a bonus at the sole discretion of the Board. Mrs. Emry will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the
Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination.
The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of December 31, 2021:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$46,173	$46,173	$—	$—	$—
Employment contracts	2,500,000	500,000	1,500,000	500,0000	—

Total	$2,546,173	$546,173	$1,500,000	$500,000	$—

8
2

1
2
. Contingencies
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
On or about July 18, 2021, GreenPower and GP Greenpower Industries Inc., (collectively “the GreenPower entities”) filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, the Company and other companies committed the tort of abuse of process by causing 42 Design Works Inc., to commence a lawsuit against the GreenPower entities. Additionally, GreenPower entities also advanced claims against David Oldridge, Phillip Oldridge, the Company and other companies for conspiracy. The pleadings in this lawsuit have not closed and we intend to vigorously defend the counterclaim.
On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation , filed a complaint captioned GreenPower Motor Company, Inc. v. Philip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Philip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.
The Company has been served and its response to the Complaint is due May 10, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. On March 28, 2022, Electric Drivetains forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims (various violations of California Corporations Code), aider and abettor liability, and negligent misrepresentation, but leaves the remaining claims against defendants intact. Electric Drivetrains LLC has until April 11, 2022 to determine whether it will stipulate to the filing of the amended complaint. A status conference is scheduled for June 16, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company in the Mollik action. On April 8, 2022, the Company and Boustead Securities, LLC (“Boustead”) settled their respective cross-claims against each other in both the Mollik action and Brooks action (see below) in exchange for the Company paying fifty thousand dollars ($50,000) in cash and $125,000 (one hundred twenty five thousand dollars) in stock and mutual releases between parties. There are no longer any cross claims pending in the Mollik action.

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares
of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks
damages of $13,500,000.00 plus
interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The parties participated in two days of mediation with Mark LeHocky. Mr. LeHocky provided the parties with a mediator’s proposal. Both parties accepted the proposal and reduced the proposal to a written settlement agreement. Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs
$197,500 in
cash and
$197,500 in
shares of common stock. In addition, the Company’s insurance carrier has agreed to pay plaintiffs
$170,000. On
January 14, 2022, the parties filed a joint motion for an order approving the fairness of the terms of the settlement agreement. On March 7, 2022, the Court issued an Order approving the settlement and the parties are in the process of effectuating its terms. On April 5, 2022, the Company and Boustead resolved Boustead’s cross claim for indemnification in the Brooks action. This settlement is still subject to court approval. There are no further claims pending in the Brooks action and, if and when the Court approves the settlement, it should be dismissed.
On February 3, 2020, the Company acquired substantially all the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company evidenced by a secured promissory note. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. While the Company was able to take possession of some of the assets, Ebus prevented the Company from taking possession of all of the assets purchased at the foreclosure sale. As a result, on April 13, 2020, the Company filed a complaint captioned ADOMANI, Inc. v. Ebus, Inc., et al., in the Superior Court of California for the County of Los Angeles, Case No. 20ST CV 14275, against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages. On January 14, 2021, a cross- complaint was filed against the Company by Ebus, Inc. and Anders B. Eklov for Unjust Enrichment and Conversion of Domain Name, seeking monetary damages and injunctive relief. A settlement agreement was entered into on March 15, 2022.
1
3
. Leases
As of December 31, 2021, the Company is a party to nine operating leases. Four of these leases are office or warehouse leases; the remaining five are equipment leases (see Note 1
1
). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of December 31, 2021, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month.
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
(“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, the ROU asset had a balance of $
238,365
. As of December 31, 2021, the ROU asset had a balance of $
133,672
, which is included in other
non-current
assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $
131,245
at December 31,

2021.
Non-current
liabilities relating to the ROU asset, which are included in other non-current
liabilities in the consolidated balance sheet, were $
2,427
as of December 31, 2021.
As of December 31, 2021, the Company’s warehouse operating lease had a weighted-average remaining lease term of 1.0 year. See Note 1
1
.
Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2021	2020
Lease expenses
Operating lease expenses	$164,234	$0
Short-term lease expenses	$88,312	$154,425

Total lease cost	$252,546	$154,425

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$212,955	$—
Weighted-average remaining lease term (in years):
Operating leases	1.03	—
Weighted-average discount rate:
Operating leases	14%	—
14. Subsequent Events
On

January 7, 2022, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s CEO, options to purchase
3,000,000
shares of common stock at an exercise price of $
0.10
per share and options to purchase
1.000,000
shares of common stock at an exercise price of $
0.12
per share. The options vested immediately and expire on the
tenth
anniversary of grant.

On January 7, 2022, the Company’s Compensation Committee granted Susan M. Emry, the Company’s Executive Vice President, options to purchase 2,000,000 shares of common stock at an exercise price of $0.10 per share and options to purchase 817,855 shares of common stock at an exercise price of $0.12 per share. The options vested immediately and expire on the tenth anniversary of grant.
On February 28, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s Chief Financial Officer, options to purchase 55,249 shares of common stock at an exercise price of $0.181 per share and options to purchase 22,222 shares of common stock at an exercise price of $0.45 per share. The options vest ratably at 1/60 th
per month over five years and expire on the tenth anniversary of grant.
On February 22, 2022, the Company announced Osceola, Arkansas as the site of its state-of-the-art
manufacturing facility and new corporate offices. The Company has purchased an approximately 580,000 square foot facility. The total cost of the project will require an estimated investment of more than $80 million over five years, and includes the cost of the building, equipment, and other costs. The company was incentivized by the Arkansas Economic Development Commission, the ADEC, which included future tax incentives with an estimated value of approximately $27 million.

On March 15, 2022, options to purchase 1,000,000 shares of common stock were exercised by the former President and CEO of the Company at a price of $0.12 per share, resulting in a payment to the Company of $120,000. Also on March 15, 2022, options to purchase an aggregate of 500,000 shares of common stock with an exercise price of $0.45 per share and options to purchase an aggregate of 135,000 shares of common stock with an exercise price of $1.31 per share were forfeited by the former executive, as they were not exercised prior to their expiration on March 15, 2022.
Beginning April 1, 2022 the lease discussed above in Note 10 and Note 12 for the Corona, CA office and warehouse facility was assigned to Masters (see Note 10) through the end of the lease obligation at December 31, 2022. Masters’ sublease agreement with the Company was also terminated on April 1, 2022.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Section 404 of the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a smaller reporting company, such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis.
Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2021.
Although we have yet to fully resolve such deficiencies as of the date of this prospectus, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above-described deficiencies in the effectiveness of our disclosure controls and procedures.
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
This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions available to issuers that are non-accelerated
files or qualify as “emerging growth companies,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
MANAGEMENT
The following table sets forth information regarding our executive officers and directors as of the date of this prospectus:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	61	Chief Executive Officer, Chairman of the Board and Director
Christian S. Rodich	47	Chief Financial Officer
Susan M. Emry	45	Executive Vice President and Director
Directors
Melissa Barcellos (1)(2)(3)	38	Director
Michael Di Pietro (1)(2)(3)	66	Director
Bradley J. Dixon (2)(3)	47	Director
Terri White Elk (1)(2)	52	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.
Executive Officers
Phillip W. Oldridge, Chief Executive Officer, Chairman of the Board, and Director
Philip W. Oldridge has served as our Chief Executive Officer since September 2020 and as our Chairman of the Board and a director since March 2021. Prior to joining us, Mr. Oldridge was the founder and the Chief Executive Officer of GreenPower Motor Company, Inc., a publicly traded designer and manufacturer of passenger transit and shuttle buses, from November 2011 until June 2019, where he also served as a member of the board of directors from December 2012 until June 2019. From November 2006 until January 2010, Mr. Oldridge served as the Chief Executive Officer of Bus and Coach International, a manufacturer of busses and coaches. Before that, Mr. Oldridge was the Chief Executive Officer of Nevada Charter Inc., a bus and coach charter company, from October 1994 until December 2001. Mr. Oldridge holds a Master of Business Administration from Richmond, the American University in London, from which he also received a Bachelor of Science degree.
Christian S. Rodich, Chief Financial Officer
Christian S. Rodich has served as our Chief Financial Officer since January 31, 2022. Mr. Rodich has over 20 years of finance and accounting experience in a variety of industries. From January, 2014 through October, 2021, Mr. Rodich was employed by Masterbrand Cabinets, a provider of premier cabinetry; from January, 2014 through May 2015 as Director of Corporate Accounting and Compliance and from May 2015 through October 2021 as Senior Director Commercial (Channel) Finance. From October 2007 through December, 2013, Mr. Rodich was Director of Internal Audit-North America for Smith & Nephew, a portfolio medical technology business with global operations. He has prior experience as an Internal Audit Manager with Mueller Industries and as a
Level-2
System Support with Pfizer. Mr. Rodich is a licensed CPA in Tennessee, with experience as a Senior Internal Auditor at Thomas & Betts/Arthur Andsersen. Mr. Rodich holds a BS in Business administration as well as a Master of Accountancy degree from the University of Tennessee.
Susan M. Emry, Executive Vice President, Interim Chief Financial Officer, and Director
Susan M. Emry has served as our Executive Vice President since December 2021 and as a Director since January 7, 2022. Ms. Emry has over 30 years of experience in the transportation, vehicle manufacturing and financial industries. In April 2021, Ms. Emry was appointed to serve as the Company’s Controller. From 2017 until March 2021, Ms. Emry was a Director, and the President, Chief Financial Officer and Secretary, of Envirotech Drive Systems, Inc. until we acquired that company upon the closing of the Merger. In addition, from 2006 to 2020, Ms. Emry also served as Chief Financial Officer of Sardo Bus and Coach Upholstery, a company specializing in transit vehicle refurbishment. From 1992 to 2020, Ms. Emry held various roles of increasing responsibility with Michael Di Pietro, CPA, where she provided management advisory and tax preparation services primarily in the high-net-worth
client division.
Non-Employee
Directors
Melissa Barcellos, Director
Melissa Barcellos has served as a director since March 2021. Ms. Barcellos is the Manager of Economic Development of the City of Prince George, British Columbia, a position she has held since September 2015. She has also served as Principal and Benefit Auctioneer of Melissa Lynn Auctions in Prince George, British Columbia, since May 2011. From February 2013 through September 2015, Ms. Barcellos was an Economic Development Officer of Initiatives of the City of Prince George. Ms. Barcellos received a Bachelor of Commerce in Marketing and General Business from the University of Northern British Columbia, a Post Graduate Certificate in Economic Development from the University of Waterloo, and a Post Graduate Certificate in Real Property Valuation from the Sauder School of Business of the University of British Columbia.
Michael Di Pietro, Director
Michael Di Pietro has served as a director since March 2021. Mr. Di Pietro is the President of Michael DiPietro, CPA, Inc., a full-service public accounting firm he founded in 1991. Since July 2018, Mr. Di Pietro has served on the board of directors of Cathedral High School, a private, college preparatory Catholic all-boys
school located in Los Angeles, California, where he is currently the chair of the finance committee. Mr. Di Pietro also previously served as a Director of Chino Commercial Bank, a community bank located in Chino, California, from April 2012 until April 2019. Mr. Di Pietro holds a Bachelor of Arts degree in Accounting from the University of South Florida, a Master of Arts in Accounting from the University of Notre Dame, and a Master of Divinity and Biblical Studies from Fuller Theological Seminary.
Bradley J. Dixon, Director
Bradley J. Dixon has served as a director since April 2021. Mr. Dixon is a partner at the law firm Givens Pursley LLP, a position he has held since October 2015, and where he currently serves as a co-chair
of the firm’s litigation group. Prior to joining Givens Pursley, Mr. Dixon was a partner at the law firm of Stoel Rives LLP from July 2005 to October 2015. Mr. Dixon holds a Bachelor of Science in Political Science from Boise State University and received his Juris Doctorate from Willamette University College of Law.
Terri White Elk, Director
Terri White Elk has served as a director since March 2021. Ms. White Elk is a member of the Real Estate Investment Sales team at Keller Williams Realty SW in Las Vegas, Nevada, a position she has held since July 2003. Ms. White Elk also served as Operations Manager of Innovative Real Estate Strategies, a real estate and investment firm based in Las Vegas, Nevada, from July 2009 until May 2018, and was a Sales Executive at Legacy Partners Inc., a real estate development firm, from March 2005 until September 2008. Ms. White Elk received a Bachelor of Arts degree in Political Science from Arizona State University.
Board Composition and Filling Vacancies
Currently, our board of directors consists of six directors. The authorized number of directors may be changed only by resolution of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with each class holding office for a three-year term. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company or management. Each director serves until such director’s successor is duly elected and qualified or such director’s earlier resignation, death or removal. Our board of directors is responsible for our business and affairs and considers various matters that require its approval.
Our amended and restated bylaws provide that directors may be removed only for cause by the affirmative vote of the holders of a majority of the voting power of all the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class. Furthermore, any vacancy on our board of directors, however occurring, including a vacancy resulting from an increase in the size of our board of directors, may only be filled by the affirmative vote of a majority of our directors then in office even if less than a quorum.
Director Independence
Our board of directors has undertaken a review of the independence of each director. The OTCQX tier of the OTC Market, on which our common stock is quoted, does not have any director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Di Pietro and Mmes. Barcellos and White Elk do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the NASDAQ Listing Rules.
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
Our principal sources of risk fall into two categories: (1) financial and (2) product commercialization. The Audit Committee oversees management of financial risks and communications with our independent registered public accounting firm regarding our risk exposures and the actions management has taken to limit, monitor or control such exposures, and our board of directors regularly reviews information regarding our cash position, liquidity an operations, as well as the risks associated with each. Our board of directors also regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our

Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks, which could have a material adverse effect on us. Our Nominating and Corporate Governance Committee manages risks associated with the independence of the Board, corporate disclosure practices and potential conflicts of interest. While each of our committees is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed about such risks and matters involving significant risk are considered by our board of directors as a whole.
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
Audit Committee
Our Audit Committee currently consists of Mr. Di Pietro (Chairperson) and Mmes. Barcellos and White Elk. The Audit Committee operates under a written charter, which is available on our website at www.evtvusa.com. Our board of directors has determined that Mr. Di Pietro is an “audit committee financial expert” as defined by the regulations promulgated by the SEC and within the meaning of the NASDAQ Listing Rules.
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
The Audit Committee met as a committee three times during the fiscal year ended December 31, 2021.
Compensation Committee
Our Compensation Committee currently consists of Messrs. Di Pietro and Dixon, and Mmes. Barcellos and White Elk (Chairperson). The Compensation Committee operates under a written charter, which is available on our website at www.evtvusa.com.

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
In carrying out these responsibilities, the Compensation Committee will review all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders. The Compensation Committee met as a committee three times during the fiscal year ended December 31, 2021.
Compensation Committee Interlocks and Insider Participation
There are not currently, and during the fiscal year ended December 31, 2021, there were not any, interlocks of any of our executive officers or directors serving on the compensation committee or equivalent committee of another entity that has any director or executive officer serving on our Compensation Committee, any of our other committees, or our board of directors.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee currently consists of Mmes. Barcellos (Chairperson), White Elk, Mr. Di Pietro, and Mr. Dixon. The Nominating and Corporate Governance Committee operates under a written charter, which is available on our website at www.evtvusa.com.
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
In assessing the composition of our board of directors, the Nominating and Corporate Governance Committee considers the current and anticipated needs of our board of directors, and seeks to maintain an appropriate balance of different business backgrounds, skills and expertise based on the nature and requirements of our business. In evaluating potential director candidates, the Nominating and Corporate Governance Committee considers all relevant information regarding such candidates, including the membership criteria stated above, and whether such candidates would meet the Nominating and Corporate Governance Committee’s objectives for the overall composition of our board of directors, as well as the candidates’ ability and willingness to devote adequate time to the related responsibilities. When appropriate, the Nominating and Corporate Governance Committee will recommend qualified candidates for nomination by our entire board of directors. The Nominating and Corporate Governance met as a committee two times during the fiscal year ended December 31, 2021.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. The code is applicable to all of our directors, officers and employees and is available on our website at www.evtvusa.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, to the extent required by applicable rules and exchange requirements.

Board Leadership Structure and Board’s Role in Risk Oversight
The Chairman of our board of directors is Phillip W. Oldridge. The Chairman has authority, among other things, to preside over meetings of our board of directors and set the agenda for meetings of our board of directors. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. Because of the addition of the independent members of our board of directors, we currently believe that separation of the roles of Chairman and Chief Executive Officer is not necessary to ensure appropriate oversight by of our board of directors of our business and affairs. However, no single leadership model is right for all companies and at all times. Our board of directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, our board of directors may periodically review its leadership structure. In addition, of our board of directors will hold executive sessions in which only independent directors are present.
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
Our principal sources of risk fall into two categories: (1) financial and (2) product commercialization. The Audit Committee oversees management of financial risks and communications with our independent registered public accounting firm regarding our risk exposures and the actions management has taken to limit, monitor or control such exposures, and our board of directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. Our board of directors also regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks, which could have a material adverse effect on us. Our Nominating and Corporate Governance Committee manages risks associated with the independence of the Board, corporate disclosure practices and potential conflicts of interest. While each of our committees is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed about such risks and matters involving significant risk are considered by our board of directors as a whole.

Item 11	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Overview
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2021 and 2020. These executive officers, who include our current principal executive officer and the two most highly- compensated executive officers (other than our principal executive officers), for the year ended December 31, 2021, were:

•	Phillip W. Oldridge, our Chief Executive Officer;

•	Susan M. Emry, our Executive Vice President and Interim Chief Financial Officer; and

•	Michael K. Menerey, our former Chief Financial Officer, Secretary and Treasurer.
We refer to these individuals in this section as our “Named Executive Officers.”
Summary Compensation Table
The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Phillip W. Oldridge	2021	250,000	(2)	—	1,835,581	—	2,085,581
Chief Executive Officer	2020	—		—	—	—	—
Susan M. Emry
Executive Vice President and Interim Chief Financial Officer	2021	68,000	(4)	—	—	—	68,000
Michael K. Menerey (3)	2021	150,400		—	—	18,511	168,911
Former Chief Financial Officer	2020	204,233		—	32,878	—	237,111

(1)
The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in the ADOMANI, Inc. Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)
This amount represents base salary paid to Mr. Oldridge for his services from September 2, 2020, through December 31, 2020. During such period, Mr. Oldridge’s base salary was $1.00 per year, which he deferred. For the year ended December 31, 2021, Mr. Oldridge was paid $250,000 of the annual $300,000 included in his employment agreement that was effective March 1, 2021.

(3)	Mr. Menerey retired effective as of January 2, 2022.
(4)
This amount represents the salary paid to Ms. Emry from her April 16, 2021 hire date as Controller through December 31, 2021. Ms. Emry was an unpaid officer of Envirotech Drive Systems, Inc. in 2020 and from January 1, 2021 through April 15, 2021.

Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2021. Our Named Executive Officers did not hold any restricted stock or other awards as of December 31, 2021:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Phillip W. Oldridge	5,000,000		0.45	1/7/2031
Chief Executive Officer
Michael K. Menerey	135,000	—	1.31	4/18/2028
Former Chief Financial Officer	135,000	—	0.45	4/24/2029

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

Compensation Arrangements with Named Executive Officers
Phillip W. Oldridge
Mr. Oldridge is our President and a member of our board of directors. We recently entered into an employment agreement with Mr. Oldridge. Mr. Oldridge’s base salary increased to $300,000 per year from the previously disclosed $1 per year effective March 31, 2021. He was paid $250,000 of that amount in 2021. The auto allowance contained in his contract will commence being paid in 2022. During the year ended December 31, 2020, Mr. Oldridge was not paid any cash amount in consideration of his services from September 2, 2020, through December 31, 2020. On January 7, 2021, we granted Mr. Oldridge an option to purchase 5,000,000 shares of our common stock under the 2017 Equity Incentive Plan (the “2017 Plan”) at an exercise price of $0.45 per share with an accounting value of $1,714,449. The shares subject to such option were initially scheduled to vest over a three-year period, with one-third
of the shares vesting on the
one-year
anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Oldridge. On August 4, 2021, we granted Mr, Oldridge an option to purchase 440,000 shares of our common stock under the 2017 Plan at an exercise price of $0.2753, with an accounting value of $121,132. Mr. Oldridge was immediately vested in the option on the grant date, and exercised it on November 30, 2021.
Susan M. Emry
Mrs. Emry has been our Executive Vice President since December 1, 2021 and has been our Interim Chief Financial Officer since December 31, 2021. She was appointed as a member of our board of directors on January 7, 2022. We recently entered into an employment agreement with Mrs. Emry, whose base salary was increased to $200,000 per year, which became effective on January 1, 2022. Mrs. Emry, formerly an executive with Envirotech Drive Systems, Inc., as described above who did not get paid a salary, joined the Company on April 16, 2021 as Controller. The compensation paid to Mrs. Emry in 2021 reflects the Controller salary for the period April 16, 2021 through December 31, 2021.

Michael K. Menerey
Mr. Menerey is our former Chief Financial Officer, Secretary, Treasurer and member of our board of directors who retired and resigned from such positions on January 2, 2022. We entered into a written employment agreement with Mr. Menerey effective January 1, 2017. Prior to that time, we paid Mr. Menerey as a consultant through CFO Edge. During the year ended December 31, 2020, Mr. Menerey was to have received a total base salary of $215,000 pursuant to his employment agreement, but voluntarily and indefinitely reduced that amount to $150,000 effective November 1, 2020 due to our liquidity concerns; he continued to be paid at that rate through 2021. In 2020, we issued Mr. Menerey an option to purchase 358,571 shares of common stock under the 2017 Plan with an accounting value of $32,878. The shares subject to Mr. Menerey’s stock option were subject to vesting over a three-year period, with one-third
of the shares vesting on the
one-year
anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Menerey. On June 25, 2021, Mr. Menerey exercised the option to purchase 358,371 shares of common stock under the 2017 Plan. Additionally, on April 18, 2018, the Company issued Mr. Menerey an option to purchase 135,000 shares of common stock exercisable at $1.31 per share under the 2017 Plan. On April 24, 2019, the Company issued Mr. Menerey the option to purchase 135,000 shares of common stock exercisable at $0.45 per share under the 2017 Plan. The options to purchase an aggregate 270,000 shares also vested in full on March 16, 2021 and became exercisable by Mr. Menerey.
Severance and Change in Control Payments and Benefits
Our Named Executive Officers are not entitled to any severance or change in control payments or benefits, other than as provided in the section entitled “Compensation Arrangements with Named Executive Officers” above and in award agreements that set forth the terms and conditions of the stock options granted to such individuals pursuant to the 2017 Plan. Each such award agreement provides that, in the event of a “transfer of control,” any unvested portion of such option may vest immediately, subject to the Compensation Committee deciding that. For such purposes, a “transfer of control” includes the direct or indirect sale or exchange by our stockholders of all or substantially all of our capital stock, (a) where our stockholders before such sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock after such sale or exchange; (b) a merger in which we are not the surviving corporation; (c) a merger in which we are the surviving corporation and our stockholders such merger do not retain, directly or indirectly, at least a majority of the beneficial interest in the our voting stock after such merger; (d) the sale, exchange, or transfer of all or substantially all of our assets; or (e) our liquidation or dissolution.
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
Employee Benefit and Equity Incentive Plans
We currently maintain the 2017 Plan.
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

Authorized Shares
. A total of 15,000,000 shares of our common stock were initially authorized and reserved for issuance under the 2017 Plan. This reserve automatically increased on January 1, 2018 and will continue to increase on each subsequent anniversary through 2027, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2017 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards, which expire or are cancelled or forfeited will again become available for issuance under the 2017 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2017 Plan.
Plan Administration
. The 2017 Plan is generally administered by the Compensation Committee of our board of directors. Subject to the provisions of the 2017 Plan, the Compensation Committee will determine in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. However, the Compensation Committee may delegate to one or more of our officers the authority to grant awards to persons who are not officers or directors, subject to certain limitations contained in the 2017 Plan and award guidelines established by the committee. The Compensation Committee has the authority to construe and interpret the terms of the 2017 Plan and awards granted under it. The 2017 Plan provides, subject to certain limitations, for indemnification by us of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2017 Plan. The 2017 Plan authorizes the Compensation Committee, without further stockholder approval, to provide for the cancellation of stock options or stock appreciation rights with exercise prices in excess of the fair market value of the underlying shares of common stock in exchange for new options or other equity awards with exercise prices equal to the fair market value of the underlying common stock or a cash payment. The 2017 Plan limits the grant date fair value of all equity awards and the amount of cash compensation that may be provided to a non-employee
director in any fiscal year to an aggregate of $300,000.
Awards
. Awards may be granted under the 2017 Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between us and the holder of the award.
Merger or Change in Control
. In the event of a change in control as described in the 2017 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2017 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the Board who are not employees will automatically be accelerated in full. The 2017 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.
Plan Amendment, Termination
. The 2017 Plan will continue in effect until it is terminated by the administrator, provided, however, that all awards will be granted, if at all, within 10 years of its effective date. The administrator may amend, suspend or terminate the 2017 Plan at any time, provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.

Non-Employee
Director Compensation
Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2021, our directors who also served as employees were Mr. Oldridge, our Chief Executive Officer, and Mr. Menerey our former Chief Financial Officer, Secretary and Treasurer.
We have a formal policy pursuant to which our
non-employee
directors are eligible to receive equity awards and annual cash retainers as compensation for service on our Board and committees of our Board. With respect to the year ended December 31, 2020 and the period January 1, 2021 through March 15, 2021, this policy included annual compensation of $25,000, with an additional $5,000 annually to the chairpersons of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and reimbursement for all directors of reasonable expenses incurred during the course of their performance. With respect to the period from March 16, 2021 through December 31, 2021, such policy was modified and currently provides for annual compensation of $12,000 and reimbursement for all directors of reasonable expenses incurred during the course of their performance.
The table below sets forth the compensation earned by each of our non-employee
directors during the fiscal year December 31, 2021:

Name	Fees earned or paid in cash ($)
Gary W. Nettles (1)	5,139	—
Janet L. Boydell (2)	5,139	—
John F. Perkowski (3)	5,139	—
Terri White Elk (4)	9,533
Michael A. DiPietro (5)	9,533
Melissa Barcellos (6)	9,533
Bradley Dixon (7)	8,267
Pam Compton (8)	3,533

(1)	Mr. Nettles resigned from our board of directors effective March 16, 2021.
(2)	Ms. Boydell resigned from our board of directors effective March 16, 2021.
(3)	Mr. Perkowski resigned from our board of directors effective March 16, 2021.
(4)	Ms. White Elk was paid the amount reflected above from March 16, 2021 through December 31, 2021.
(5)	Mr. Di Pietro was paid the amount reflected above from March 16, 2021 through December 31, 2021.
(6)	Ms. Barcellos was paid the amount reflected above from March 16, 2021 through December 31, 2021.
(7)	Mr. Dixon joined the board of directors in April 23, 2021 and was paid the amount reflected in the table above through December 31, 2021.
(8)	Ms. Compton was a member of the board of directors from March 16, 2021 through June 28, 2021. Ms. Compton resigned as a member of the board of directors to become an employee of the Company.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 1, 2022, as adjusted to reflect the shares of our common stock to be issued and sold by us in this offering, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees for election to the Board;

•	each of our executive officers named in the summary compensation table included in the Annual Report; and

•	all of our directors and executive officers as a group.
Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, we believe each person identified in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and Section 13(g) of the Securities Act.
Applicable percentage ownership in the following table is based on 298,160,160 shares of our common stock outstanding as of April 1, 2022. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after January 31, 2022 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o Envirotech Vehicles, Inc., 1425 Ohlendorf Road, Osceola, AR 72370.

Name of Beneficial Owner (1)	Number of Shares	Percent of Shares
Directors and Executive Officers
Phillip W. Oldridge (2)	9,440,000	3.1%
Susan M. Emry (3)	4,919,901	1.6%
Michael K. Menerey (4)	1,153,571	*
Melissa Barcellos (5)	2,284.020	*
Michael A. Di Pietro	176,600	*
Bradley J. Dixon	—	*
Terri White Elk	—	*
All directors and executive officers as a group (7 persons) (6)	17,974,092	5.8%
5% Stockholders
Gerald Douglas Conrod (7)	48,656,533	16.2%
162315 Family Trust (8)	26,892,689	8.9%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)
Consists of (i) 440,000 shares of our common stock held of record by Phillip W. Oldridge and (ii) 9,000,000 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after January 31, 2022.

(3)
Consists of (i) 2,102,046 shares of our common stock held of record by Susan M. Emry and (ii) 2,817,855 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after January 31, 2022.

(4)
Consists of (i) 525,000 shares of our common stock held of record by the Menerey Living Trust u/t/d 4/12/96, (ii) 358,571 shares of our common stock held of record by Michael K. Menerey and (iii) 270,000 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after January 31, 2022.

(5)
Represents (i) 2,275,850 shares of our common stock held of record by Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, over which Ms. Barcellos has voting and investment control pursuant to a Voting Trust Agreement dated March 20, 2017 and (ii) 8,170 shares of our common stock held of record by Melissa Barcellos.

(6)
Consists of (i) 5,886,237 shares of our common stock and (ii) 12,087,855 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after January 31, 2022.

(7)
The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by Gerald Douglas Conrod in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, Gerald Douglas Conrod is the beneficial owner of 21,763,844 shares of our common stock, and has sole voting and dispositive power over such shares. Mr. Conrod serves as co-trustee
of 162315 Family Trust and, in such capacity, shares voting and dispositive power over the 22,017,689 shares held of record by the trust. Mr. Conrod disclaims beneficial ownership of the shares held by the trust. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) an additional 3,250,000 shares of our common stock purchased by 162315 Family Trust at the second closing of our previously announced private investment in public equity, or PIPE, transaction, on May 7, 2021, pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020 (the “Purchase Agreement”), that we entered into with certain institutional and accredited investors and pursuant to which, among other things, we sold and issued, and the investors purchased, shares of our common stock and related warrants to purchase additional shares of our common stock in a series of two closings (the “Financing”); and (ii) an additional 1,625,000 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of the Financing that are exercisable as of June 1, 2021. The address of Gerald Douglas Conrod is 1961 Douglas Street, Victoria, British Columbia, V8T 4K7, Canada.

(8)
The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by 162315 Family Trust in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, 162315 Family Trust is the beneficial owner of 22,017,689 shares of our common stock, and has sole voting and dispositive power over such shares. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) an additional 3,250,000 shares of our common stock purchased by 162315 Family Trust at the second closing of the Financing on May 7, 2021; and (ii) an additional 1,625,000 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of the Financing that are exercisable as of June 1, 2021. The address of 162315 Family Trust is 1103 Goldstream Avenue, Victoria, British Columbia, V9B 2Y9, Canada.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Other than compensation arrangements for our directors and Named Executive Officers, which are described in the sections titled “Management” and “Executive Compensation,” below we describe transactions since January 1, 2020 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

As more fully discussed in the audited financial statement of Envirotech Drive Systems, Inc. for the year ended December 31, 2020 and in the consolidated financial statements for Envirotech Vehicles, Inc. for the year ended December 31, 2021 located elsewhere in this report on Form
S-1,
the Company has entered into an engagement agreement (the “SRI Services Agreement”) with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company engaged SRI to provide certain services in connection with the day-to-day
operations of the Company, including the issuing of invoices to customers and making payments on behalf of the Company with respect to month-to-month
leases of facilities, vehicles and trailers under separate agreements between the Company and SRI, including the SRI Equipment Leases and the SRI Office Leases that are more fully described in the referenced financial statements. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.
In addition to the SRI Services Agreement, the SRI Equipment Leases, and the SRI Office Leases, during the three months ended June 30, 2021, the Company purchased a heavy-duty pick-up
truck and a trailer from SRI for $81,293. The Company uses such equipment to transport its electric vehicles to and from customer demonstration sites and to and from equipment outfitters when the vehicles have custom bodies and accessories added for specific customers.
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
Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to Envirotech Drive Systems, Inc. for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at December 31, 2021.
The Company has also entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI.

The following table summarizes these related party transactions for the years ending December 31, 2020 and 2021:

	Year Ended December 31,
	2020	2021
SRI Equipment Leases	$93,274	$116,559
SRI Office Leases	24,477	14,000
Truck & trailer purchase from SRI	0	81,293
Total SRI	117,725	211,852
Vehicles purchased from Phillip W. Oldridge	0	161,250
ABCI Office leases	0	50,610

Total	$142,925	$423,712

Indemnification of Directors and Officers
Our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law. We also maintain directors’ and officers’ liability insurance. For further information, see the section titled “Executive Compensation—Limitations of Liability; Indemnification of Directors and Officers.”
Policies and Procedures for Related Person Transactions
All future transactions, if any, between us and our officers, directors and principal stockholders and their affiliates, as well as any transactions between us and any entity with which our officers, directors or principal stockholders are affiliated will be reviewed and approved or ratified in accordance with policies and procedures adopted by our board of directors. Such policies and procedures require that related person transactions be approved by the Audit Committee or our board of directors or otherwise in accordance with the then applicable SEC rules and regulations governing the approval of such transactions. The Audit Committee and the board of directors have adopted policies and procedures for review of, and standards for approval of related party transactions. These policies and procedures have not been and will not be applied to the related party transactions described above.
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
MaloneBailey, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2021 and served in this capacity for ADOMANI, Inc. each of the eight fiscal years ended December 31, 2020. During this time, through and including December 31, 2021, there were no disagreements between us and MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Der Vartanian & Associates Accountancy Corporation (“Der Vartanian”), served as the independent registered public accounting firm for Envirotech Drive Systems, Inc. for the fiscal year ended December 31, 2020. There were no disagreements between Envirotech Drive Systems, Inc. and Der Vartanian on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Independent Registered Public Accounting Firm Fees
The following table shows the fees that were billed for audit and other services provided during the fiscal years ended December 31, 2021 and 2020:

	For the Fiscal Year Ended December 31,
	2021	2020
Audit Fees (1)	$164,000	$4,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$164,000	$4,000

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our 2021 Annual Report on Form
10-K,
and the review of our financial statements included in 2021 quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

(2)
Audit-related fees consist of fees for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” There were no separate charges in either period related to such services.

(3)
Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and international tax compliance. Neither firm provided any tax services in either period.

(4)	All other fees consist of fees billed for products and services provided other than the services reported for the other categories; there were no such fees in either period.
Pre-Approval
Policies and Procedures of the Audit Committee
Consistent with the rules and regulations promulgated by the SEC, the Audit Committee approves the engagement of our independent registered public accounting firm and is also required to pre-approve
all audit and
non-audit
expenses. All of the services described above were approved by the Audit Committee in accordance with its procedure.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements .
The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules .
Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits .
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1

3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8

4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1

4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1

4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1

4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2

4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2

4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7

4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1

4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8

9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1

10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8

10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9

10.4+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15

10.5+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17

10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18

10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.8	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1

10.9	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1

10.10	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1

10.12	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1

10.13	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2

10.14	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3

10.15	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4

10.16	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1

10.17+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2

10.18	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1

10.19	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1

10.20	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2

10.21	Agreement and Plan of Merger, dated February 16, 2021, by and among Adomani, Inc., EVT Acquisition Company, Inc., and Envirotech Drive Systems, Inc.	8-K	001-38078	2/17/2021	2.1

10.22	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Philip W. Oldridge.	8-K	001-38078	1/7/2022	10.1

10.23	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Susan M. Emry.	8-K	001-38078	1/7/2022	10.2

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

21.1	Subsidiaries of the Company					X

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm	10-K	001-38078	2/19/2019	23.1

24.1	Power of Attorney (included on signature page)					X

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

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

ENVIROTECH VEHICLES INC.

Date: April 26, 2022	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip W. Oldridge, Christian S. Rodich and Susan M. Emry, jointly and severally, his attorneys-in-fact,
each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact,
or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip W. Oldridge Phillip W. Oldridge	Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2022

/s/ Christian S. Rodich Christian S. Rodich	Chief Financial Officer	April 26, 2022

/s/ Susan M. Emry Susan M. Emry	Executive Vice President & Director	April 26, 2022

/s/ Melissa Barcellos Melissa Barcellos	Director	April 26, 2022

/s/ Michael Di Pietro Michael Di Pietro	Director	April 26, 2022

/s/ Bradley J. Dixon Bradley J. Dixon	Director	April 26, 2022

/s/ Terri White Elk Terri White Elk	Director	April 26, 2022