Form 10-Q
period 2022-03-31
Envirotech Vehicles, Inc.
filed 2022-05-16
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EVTV	OTC Markets Group Inc.

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 13, 2022 was 299,929,841.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

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

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,040,542	$4,846,490
Restricted cash	60,063	60,035
Marketable securities	4,998,500	8,002,700
Accounts receivable	2,535,982	1,428,030
Inventory, net	6,736,161	3,850,541
Inventory deposits	3,411,975	4,503,079
Prepaid expenses	207,395	332,514

Total current assets	21,990,618	23,023,389
Property and equipment, net	265,955	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	75,869	236,639

Total assets	$74,108,109	$75,307,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,524	$238,464
Accrued liabilities	753,756	1,280,020
Notes payable, net	31,788	31,788

Total current liabilities	956,068	1,550,272

Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	5,298	13,245

Total liabilities	961,366	1,565,944

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 299,929,841 and 298,160,160 issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	2,999	2,981
Additional paid-in capital	83,795,501	81,863,243
Accumulated deficit	(10,651,757)	(8,124,360)

Total stockholders’ equity	73,146,743	73,741,864

Total liabilities and stockholders’ equity	$74,108,109	$73,307,808

See Accompanying Notes to Unaudited Consolidated Financial Statements
.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Sales	$1,108,500	$470,793
Cost of sales	691,562	313,434

Gross profit	416,938	157,359
Operating expenses:
General and administrative	2,876,848	585,903
Consulting	70,800	10,250

Total operating expenses, net	2,947,648	596,153

Loss from operations	(2,530,710)	(483,794)
Other income (expense):
Interest income (expense), net	12,272	(922)
Other income (expense)	(8,959)	(494)

Total other income (expense)	3,313	(1,416)

Loss before income taxes	(2,527,397)	(440,210)
Income tax expense	—	(218,300)

Net loss	$(2,527,397)	$(658,510)

Net loss per share to common stockholders:
Basic and diluted	$(0.01)	$(0.01)

Weighted shares used in the computation of net loss per share:
Basic and diluted	298,537,193	45,374,856

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS
’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	298,160,160	$2,981	$81,863,243	$(8,124,360)	$73,741,864
Common stock issued for cash	1,000,000	10	119,990	—	120,000
Common stock issued for lawsuit settlement	769,681	8	197,423	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,527,397)	(2,527,397)

Balance, March 31, 2022	299,929,841	$2,999	$83,795,501	$(10,651,757)	$73,146,743

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
Common stock issued for cash	142,558,000	1,425	6,413,785	—	6,415,210
Common stock retained in merger	112,675,558	1,027	53,508,495	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)

Balance, March 31, 2021	255,233,559	$2,552	$59,765,837	$(1,130,770)	$58,637,619
See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,527,397)	$(658,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,659	7,996
Unrealized loss on marketable securities	4,137	—
Stock based compensation expense	1,614,845	—
Changes in assets and liabilities:
Accounts receivable	(1,107,952)	(151,824)
Inventory	(2,885,620)	(331,361)
Inventory deposits	1,091,104	—
Prepaid expenses	125,119	38,705
Other non-current assets	160,770	244,487
Accounts payable	(67,940)	(416,461)
Accrued liabilities	(331,259)	(1,530,046)
Other non-current liabilities	—	(98,866)

Net cash (used in) operating activities	(3,905,534)	(2,895,880)

Cash flows from investing activities:
Purchase of property and equipment, net	(12,502)	—
Investment in marketable securities	(999,937)	—
Sale of marketable securities	4,000,000	—
Cash acquired in merger	—	3,373,332

Net cash provided by investing activities	2,987,561	3,373,332

Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	6,415,110
Payments for deferred offering costs	—	(156,443)
Principal advances from (repayments on) debt	(7,947)	(152,835)

Net cash provided by financing activities	112,053	6,105,832

Net change in cash, and restricted cash	(805,920)	6,583,284
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132

Cash, restricted cash and cash equivalents at the end of the period	$4,100,605	$8,513,416

Supplemental cash flow disclosures:

Cash paid for interest expense	$—	$—

Cash paid for income taxes	$—	$—
Non-cash common stock lawsuit settlement	$197,431	$—
See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
Envirotech Vehicles, Inc. (“we”, “us”, “our” or the “Company”) is a provider of purpose-built zero-emission
electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. The Company serves commercial and last-mile fleets, school districts, public and private transportation service companies, and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. The Company’s vehicles address the challenges of traditional fuel price cost instability and local, state, and federal regulatory compliance.
On March 15, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVTDS”), a supplier of zero-emission
trucks, cargo vans, chassis, and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVTDS, and EVT Acquisition Company, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). See Note 3.
The Company was formerly known as ADOMANI, Inc. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.
On February 22, 2022, the Company announced Osceola, Arkansas, as the site of its state-of-the-art
manufacturing facility and new corporate offices. The Company has moved into an approximately
 580,000
square foot facility and is currently in final stages of due diligence and contract negotiations with the City of Osceola and the Arkansas Economic Development Commission.

2.	Summary of Significant Accounting Policies
Basis of Presentation
—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of March 31, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal period ended March 31, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three-month period. The consolidated financial statements and related disclosures as of December 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS. The consolidated results of operations for the three months ended March 31, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through March 31, 2021. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and EVTDS audited financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form
10-K
filed with the SEC on April 26 , 2022. The results of operations for the fiscal period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation
—The accompanying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-0wned subsidiary Envirotech Drive Systems Incorporated, Envirotech Vehicles, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd., ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
— The Company recognizes revenue from the sales of
zero-emission
electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At March 31, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 83 percent of the outstanding accounts receivable; for the three months ended March 31, 2022, two customers accounted for 100% of the reported revenue, with one of the two customers accounting for approximately 81 percent of the quarterly revenue recorded.
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
Cash and Cash Equivalents
—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,063 and $60,035 restricted cash at March 31, 2022 and at December 31, 2021, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.
Marketable Securities
—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes,

U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity,
as the intent is not to liquidate them prior to the respective stated maturity date. At March 31, 2022, the aggregate amount of the Company’s investments in marketable securities was $4,998,500. These securities had original maturity dates ranging from 122 days to 364 days, and at March 31, 2022, the remaining maturity dates on these securities ranged from 14 days to 77 days. Investments in marketable securities at December 31, 2021 were $8,002,700.
Accounts Receivable and Allowance for Doubtful Accounts—
The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $2,535,982 and $1,428,030 as of March 31, 2022 and December 31, 2021, respectively. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to six months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. Because the trade accounts receivable balance at March 31, 2022 is from credit-worthy customers, many of whom are our Company’s Factory Authorized Representatives (“FARs”), and because the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of March 31, 2022 or December 31, 2021. As discussed above, at March 31, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 83 percent of the outstanding accounts receivable; for the three months ended March 31, 2022, two customers accounted for 100 percent
 of the reported revenue, with one of the two customers accounting for approximately 81 percent of the quarterly revenue recorded.
Inventory and Inventory Valuation Allowance
—
The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology, and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,748,590 as of March 31, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of March 31, 2022, resulting in a net inventory balance of $6,736,161 as of March 31, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance as of December 31, 2021.
Inventory Deposits—
Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $3,411,975 and $4,503,079 as of March 31, 2022 and December 31, 2021, respectively. Deposits paid to two vendors accounted for 95 percent of the deposits outstanding at March 31, 2022; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 98 percent of the cost of sales for the three months ended March 31, 2022.
Income Taxes
—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
Accounting for Uncertainty in Income Taxes—
The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At March 31, 2022 and December 31, 2021, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share
—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2022, 12,165,326 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 28,597,994 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.
Concentration of Credit Risk
—The
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
During the three months ended March 31, 2022, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $60,063.
Impairment of Long-Lived Assets
—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2022 and December 31, 2021, respectively.
Goodwill
—
Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead. to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at March 31, 2022 and at December 31, 2021 that $51,773,667 in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment.
Research and Development
—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $58,139 for the year ended December 31, 2021. No costs were incurred during the three-months ended March 31, 2022
.
Stock-Based Compensation
—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in
capital over the period during which services are rendered. With respect to the options to purchase 6,817,855 shares of common stock issued on January 7, 2022 and the options to purchase
77, 471
shares of common stock issued on January 31, 2022 (see Note 7), non-cash
stock-based compensation expense of $1,614,845 was recorded for the three months ended March 31, 2022.
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
Recent Accounting Pronouncements
—Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

3.	Merger
On March 15, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission
trucks, cargo vans, chassis, and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as a wholly owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 142,558,001 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. This exchange of shares and the resulting controlling ownership of EVTDS constitutes a reverse acquisition resulting in a recapitalization of EVTDS and purchase accounting being applied to ADOMANI, Inc. under ASC 805 due to EVTDS being the accounting acquirer and ADOMANI, Inc. being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of EVTDS and to include the consolidated results for Envirotech Vehicles, Inc. and subsidiaries from March 16, 2021 forward.
The primary reasons EVTDS consummated the merger with ADOMANI, Inc. were the opportunity to immediately become a public company without the process of doing its own initial public offering, affording it the opportunity to more quickly raise capital and provide liquidity options to its stockholders, at the same time acquiring the infrastructure required of a public company run by people experienced in investor relations and the public company regulatory compliance issues and filings required. In addition, since ADOMANI, Inc. had been the sole customer of EVTDS, the two management teams had experience working with each other and anticipated a smooth transition in addition to obtaining synergies, chief of which was a layer of profit required when 2 separate entities were involved in making and selling a vehicle that was immediately eliminated upon the Merger close, enabling the purchase price of vehicles to customers to be reduced. The combined entity also was able to exert more pressure on suppliers to reduce vehicle costs, which also supported the price reductions to customers.
At December 31, 2020, EVTDS had subscription restricted cash of $1,793,910 on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech Electric Vehicles, Inc., a Canadian entity (“EVT Canada”), to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close the Merger and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as of December 31, 2020. The total amount raised just prior to the Merger closing was $6,415,110. At the closing of the Merger, EVTDS satisfied its obligation to deliver $5 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. This number has decreased to zero in both categories as of December 31, 2021.
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

This allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021. ADOMANI, Inc. assets were derived from a total value of $53,509,622, based on 112,675,558 shares of common stock outstanding on March 15, 2021 and the closing price that day of $0.4749 per share. The fair value of certain of the stock options assumed by EVTDS in the Merger of $2,228,757 (see Note 7) was added to reach an adjusted value of $55,738,379. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) were deducted, and total acquired liabilities of $1,607,916 were added in order to arrive at the $51,775,667 of Goodwill recorded, none of which will be deductible for future income tax purposes. The Company incurred approximately $415,472 in transaction costs related to the Merger, which were expensed.
The unaudited consolidated statement of operations for the three months ended March 31, 2021 included $151,793 of revenue and a loss from operations of $(144,015) contributed by ADOMANI, Inc. and its subsidiaries, excluding EVTDS. Since the closing of the Merger on March 15, 2021, primarily due to the fact that EVTDS brought no employees or sales people to the merged entity, and that sales and operating activities have been conducted on a company-wide basis, not on the basis of either EVTDS alone or the ADOMANI entities alone, other than nominal expense items related to EVTDS leases assumed in the Merger (see Notes 9 and 11), all accounting subsequent to the closing of the Merger has been and will continue to be done on a consolidated basis. Therefore, the Company cannot segregate the operating results of operations between the formerly separate entities in the current periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three months ended March 31, 2021 that would have been realized if the Merger had occurred on January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

Pro forma combined results of operations	For the three months ended March 31, 2021
Sales	$168,204
Net loss	$(3,302,434)

For purposes of the pro forma disclosures above, the adjustments for the three months
ended March 31, 2021, reduced sales by $319,000 and increased the net loss by $91,800. The sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for the three months ended March 31, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

4.	Property and Equipment, Net
Components of property and equipment, net, consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$54,300	$41,799
Leasehold improvements	28,112	28,112
Machinery & equipment	86,266	86,266
Vehicles	252,724	252,724
Test/Demo vehicles	15,784	15,784

Total property and equipment	437,186	424,685
Less accumulated depreciation	(171231)	(152,572)

Net property and equipment	$265,955	$272,113

Depreciation expense was $18,659 and $7,996, respectively, for the three months ended March 31, 2022, and March 31, 2021.

5.	Debt
On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,648.99. As of March 31, 2022, $31,788 is reflected on the consolidated balance sheet as current notes payable while $5,298 is classified as long-term notes payable.
Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at March 31, 2022, was approximately $8.1 million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. The line of credit is still available to the Company, but there is no current plan to borrow from it.

6.	Stock Warrants
As a result of the Merger closing (see Note 3), as of March 15, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. In connection with the second closing of the Financing discussed in the Company’s Annual Report on Form
10-K
filed with the SEC on April 26, 2022, the Company issued additional warrants to purchase up to 19,166,667 shares of its common stock, all of which were exercisable as of March 31, 2022. The Company’s outstanding warrants as of March 31, 2022 is summarized as follows, and all were exercisable at that date
.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring June 9, 2022	199,659	$6.00	0.21
Outstanding warrants expiring June 9, 2022	350,000	$5.00	0.21
Outstanding warrants expiring January 9, 2023	256,667	$3.75	0.78
Outstanding warrants expiring January 28, 2025	8,625,001	$0.50	3.75
Outstanding warrants expiring May 7, 2026	19,166,667	$1.00	3.46
Outstanding warrants on December 31, 2021	28,597,994	$0.96	4.10

Outstanding warrants on March 31, 2022	28,597,994	$0.96	3.89

The Warrants issued as part of the Purchase Agreement related to the Financing contain a call provision whereby the Company, after the
13-month
anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled.
As of March 31, 2022, the outstanding warrants have no intrinsic value.

7.	Stock Options
As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March 15, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at March 31, 2022 consisted of the following:

	Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	6,770,000	$0.29	6.98
Options granted during 3 months ended March 31, 2022:
Options Granted at $0.10 Exercise Price	5,000,000	$0.10
Options Granted at $0.12 Exercise Price	1,817,855	$0.12
Options Granted at $0.181 Exercise Price	55,249	$0.181
Options Granted at $0.45 Exercise Price	22,222	$0.45
Exercised	(1,000,000)	$0.12
Cancelled / Forfeited at $0.45 Exercise Price	(500,000)	$0.45

Subtotal, as follows:	12,165,326
Outstanding Options at $0.10 Exercise Price	5,000,000	$0.10	9.80
Outstanding Options at $0.12 Exercise Price	1,817,855	$0.12	9.80
Outstanding Options at $0.181 Exercise Price	55,249	$0.181	4.84
Outstanding Options at $0.45 Exercise Price	5,157,222	$0.45	8.71
Outstanding Options at $1.31 Exercise Price	135,000	$1.31	6.05

Outstanding at March 31, 2022	12,165,326	$0.27	9.27

On January 7, 2022, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s CEO, options to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share and options to purchase
1,000,000
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

On January 31, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s Chief Financial Officer, options to purchase 55,249 shares of common stock at an exercise price of $0.181 per share and options to purchase 22,222 shares of common stock at an exercise price of $0.45 per share. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of grant.
On March 15, 2022, options to purchase 1,000,000 shares of common stock were exercised by the former President and CEO of the Company at a price of $0.12 per share, resulting in a payment to the Company of $120,000. Also on March 15, 2022, options to purchase an aggregate of 500,000 shares of common stock with an exercise price of $0.45 per share were forfeited by the former executive, as they were not exercised prior to their expiration on March 15, 2022.
As of March 31, 2022, outstanding options had intrinsic value of $1,491,870.

8.	Related Party Transactions
The Company has entered into an engagement agreement (the “SRI Services Agreement”) with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company engaged SRI to provide certain services in connection with the day-to-day
operations of the Company, including the issuing of invoices to customers and making payments on behalf of the Company with respect to month-to-month
leases of facilities, vehicles and trailers under separate agreements between the Company and SRI, including the SRI Equipment Leases and the SRI Office Leases further described in the following paragraphs in this Note 8, as well as Notes 9 and 11. The term of the SRI Services Agreement will continue for a period of three months unless earlier terminated by the parties in accordance therewith, and it is contemplated that an aggregate of $26,042 will be paid by the Company to SRI in consideration of the services rendered under the SRI Services Agreement. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.
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
The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $2,800. See Notes 9 and 11. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI.
In connection with the closing of the Merger in March, 2021, the Company purchased two
electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. The purchase price for such vehicles was paid in full to Mr. Oldridge during the three months ended June 30, 2021.
Prior to the closing of the Merger, Mr. Oldridge had permitted the two vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at March 31, 2022.

9.	Commitments
Operating Leases
The Company has entered into the SRI Equipment Leases (see Note 8). Rent expense under the SRI Equipment Leases for the three months ended March 31, 2022 was $23,312, and was $19,432 for the three months ended March 31, 2021.

The Company has entered into the SRI Office Lease (see Note 8). Rent expense under the SRI Office Lease for the three months ended March 31, 2022 was $2,730, and was $5,810 for the three months ended March 31, 2021.
The Company has entered into the ABCI Office Lease (see Note 8). Rent expense under the ABCI Office Lease for both the three months ended March 31, 2022 and March 31, 2021, respectively was $8,400.
The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale Florida area commencing February 15, 2022. The lease has a one year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three months ended March 31, 2022 was $2,405.
In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month
basis and can be terminated by either party with
30-days’
notice. The total amount due monthly is $1,000.
In December 2019, ADOMANI, Inc. signed a lease for combined office space and warehouse location in Corona, California. The facility had been used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery
inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished goods vehicle inventories prior to November 2020 when ADOMANI, Inc. vacated its former corporate office space in Corona, California, and made such facility the new corporate office location in addition to its prior use. The lease was for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease was $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $13,108 at commencement and would have escalate to $13,906 by its conclusion. However, the Company vacated the premises effective March 31. 2022, and the lease was taken over on April 1, 2022 by its sublease tenant, as discussed below.
On February 4, 2020, ADOMANI, Inc. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. On April 1, 2022 Masters took over the remaining lease obligation for the facility. See Note 12.
The Company’s total net rent expense for the three months ended March 31, 2022 and 2021 was $73,049 and $57,846 respectively. See Notes 11 and 12.
Other Agreements
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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of March 31, 2022:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years

Operating lease obligations	$19,292	$16,853	$2,439	$—	$—
Employment contracts	2,375,000	500,000	1,500,000	375,000	—

Total	$2,394,292	$516,853	$1,502,439	$375,000	$—

10.	Contingencies
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
On or about July 18, 2021, GreenPower and GP Greenpower Industries Inc., (collectively “the GreenPower entities”) filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The counterclaim alleges that David Oldridge, Phillip Oldridge, the Company and other companies committed the tort of abuse of process by causing 42 Design Works Inc., to commence a lawsuit against the GreenPower entities. Additionally, GreenPower entities also advanced claims against David Oldridge, Phillip Oldridge, the Company and other companies for conspiracy. The pleadings in this lawsuit have not closed and we intend to vigorously defend the counterclaim
On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation, filed a complaint captioned GreenPower Motor Company, Inc. v. Philip Oldridge, et al., Case No.
5:22-cv-00252
in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Philip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti- Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.

The Company has been served and its response to the Complaint is due May 10, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc., and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or recessionary damages; and (v) equitable relief at the discretion of the court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross- complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. On March 28, 2022, Electric Drivetains forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims (various violations of California Corporations Code), aider and abettor liability, and negligent misrepresentation, but leaves the remaining claims against defendants intact. The Company has agreed to stipulate to the filing of the amended complaint. A status conference is scheduled for June 16, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No.
1-CV-349153
in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among other
s (the “Brooks Case”)
. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, (iii) negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The parties participated in two days of mediation with Mark LeHocky. Mr. LeHocky provided the parties with a mediator’s proposal. Both parties accepted the proposal and reduced the proposal to a written settlement agreement. Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs $197,500 in cash and $197,500 in shares of common stock. In addition, the Company’s insurance carrier has agreed to pay plaintiffs $170,000. On January 14, 2022, the parties filed a joint motion for an order approving the fairness of the terms of the settlement agreement. On March 7, 2022, the Court issued an Order approving the settlement and the parties are in the process of effectuating its terms. On April 5, 2022, the Company and Boustead resolved Boustead’s cross claim for indemnification in the Brooks action. This settlement is still subject to court approval. There are no further claims pending in the Brooks action and, if and when the Court approves the settlement, it should be dismissed.
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

11.	Leases
As of March 31, 2022, the Company is a party to nine operating leases. Four of these leases are office or warehouse leases; the remaining five are equipment leases (see Note 9). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2022, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month.
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
(“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of March 15, 2021, the ROU asset had a balance of $238,365. As of March 31, 2022, the ROU asset and related liability accounts were written off against each other due to the Company leaving the Corona California office and warehouse effective April 1, 2022 and to Masters taking over the remaining lease obligation for the facility. See Notes 9 and 12.
Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
	2022	2021
Lease expenses
Operating lease expenses	$44,641	$11,415
Short-term lease expenses	$28,408	$57,846

Total lease cost	$73,049	$69,261

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$45,430	$28,673
Weighted-average remaining lease term (in years):
Operating leases	1.02	2.04
Weighted-average discount rate:
Operating leases	14%	14%

12.	Subsequent Event
Beginning April 1, 2022 the lease discussed above in Note 9 and Note 11 for the Corona, CA office and warehouse facility was assigned to Masters through the end of the lease obligation at December 31, 2022. Masters’ sublease agreement with the Company was also terminated on April 1, 2022.

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
as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Quarterly Report on Form
10-Q
are those of EVTDS as of March 31, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal period ended March 31, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three month period. The consolidated financial statements and related disclosures as of March 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS. The consolidated results of operations for the three months ended March 31, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through March 31, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.
For the three months ended March 31, 2022 and 2021, respectively, we generated sales revenue of $1,108,500 and $470,793, respectively, and our net losses were $2,527,397 and $658,510, respectively. The 2022 loss includes approximately $1.6 million of non-cash
expenses.
Factors Affecting Our Performance
We believe that the growth and future success of our business depend on various opportunities, challenges and other factors, including the following:
COVID-19
pandemic.
Global health concerns related to the ongoing
COVID-19
pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate, and resulted in unexpected legal and regulatory changes, such as travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions that have negatively impacted our ability to procure and sell our products and provide our services. Accordingly, our future performance will depend in part upon our ability to successfully respond and adapt to these challenges. We have developed, and continue to develop, plans to address the ongoing effects and help mitigate the potential negative impact of the pandemic on our business.
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

Provision for Income Taxes
We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2022.
Results of Operations
The following discussion compares operating data for the three months ended March 31, 2022 to the corresponding periods ended March 31, 2021:
Sales
Sales were $1,108,500 and $470,793 for the three months ended March 31, 2022 and 2021, respectively. Sales for the three months ended March 31, 2022 consisted of 10 cargo vans sold to factory authorized representatives and two vans sold to the Newark Public Library in New Jersey who utilized a voucher from the NJ Zip program.
Cost of Sales
Cost of sales were $1,281,468 and $313,434 for the three months ended March 31, 2022 and 2021, respectively. Cost of sales for the three months ended March 31, 2022 consisted of the costs related to the sale of the vehicles sold as described above and, for the three months ended March 31, 2021 only, the costs of providing maintenance and inspection services.
General and Administrative Expenses
General and administrative expenses were $2,876,848 and $585,903 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,290,945. The increase was primarily related to $1,614,845 non-cash
stock-based compensation expense recorded with respect to the stock options granted during the 2022 quarter compared to no similar expense recorded during the 2021 period. Other increases were due to payroll-related expenses of $342,769; to contract labor costs of $95,856 primarily related to engineering and technical assistance; to advertising and marketing expenses of $93,150; to insurance costs of $82,835; and to travel and related expenses of $79,213 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location; and to increases in other general and administrative expenses of $147,119 . These increases were reduced by a reduction in legal fees of $164,842 compared to the 2021 period. The first quarter 2022 general and administrative expenses include $1,633,504 in non-cash
charges, with depreciation expense of $18,659 being added to the stock-based compensation expense discussed above. The general and administrative expenses for the three months ended March 31. 2021 included non-cash
depreciation expense of $7,996.
Consulting Expenses
Consulting expenses were $70,800 and $10,250 for the three months ended March 31, 2022 and 2021, respectively. The increase in the current year period was due primarily to payments to an Arkansas state relationship and incentive consulting firm that assisted the Company in securing the manufacturing facility in Osceola, Arkansas and to the cost of the ASC 805 valuation report related to the Merger.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Cash flows (used in), provided by operating activities	$(3,905,534)	$(2,895,880)
Cash flows provided by investing activities	2,987,561	3,373,332
Cash flows provided by financing activities	112,053	6,105,832

Net change in cash, restricted cash and cash equivalents	$(805,920)	$6,583,284

Operating Activities
Cash (used in) operating activities is primarily the result of our operating losses, reduced by the impact of non-cash
expenses, including
non-cash
stock-based compensation, and changes in the asset and liability accounts.
Net cash used in operating activities for the three months ended March 31, 2022 was $3,905,534 versus net cash used in operating activities of $2,895,880 for the three months ended March 31, 2021, an increase of $1,009,654. The increase in net cash used in operating activities was due to an increase in net loss of $1,868,887, an increase in inventory additions of $2,554,259, and an increase in accounts receivable related to sales of $956,128. These uses of cash were partially offset by an increase in non-cash
expenses of $1,629,645 (primarily stock-based compensation expense of $1,614,845); a reduction in decreased accrued liabilities of $1,198,787, a reduction in inventory deposits of $1,091,104; a decrease in the use of cash to reduce accounts payable of $348,521, and to a $101,563 decrease in the use of cash in the remaining balance sheet accounts
We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; and the amount of expenses we incur to satisfy future warranty claims.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2022 decreased by $385,771 to $2,987,561, as compared to cash provided by investing activities of $3,373,332 during the three months ended March 31,2021. The decrease in net cash provided by investing activities during the three months ended March 31, 2022 is primarily due to the absence in 2022 of the $3,373,332 cash acquired in merger in 2021 and to capital expenditures in 2022 of $12,502 versus none in 2021, partially offset by net provision of cash of $3,000,063 from the purchase and sale of marketable securities.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2022 decreased by $5,993,779 from cash provided by financing activities in 2021 of $6.105,832. The decrease consisted primarily of the pre-merger
$6,415,110 proceeds from the issuance of common stock raised by EVTDS in the 2021 quarter in anticipation of the Merger versus $120,000 raised in the 2022 quarter from the issuance of stock for stock options that were exercised. The 2021 cash provided was reduced by offering costs of $156,443; there were no offering costs incurred in the 2022 quarter. The proceeds from the issuance of common stock were further reduced in 2022 by the Company making installment payments on its debt, and in 2021 by EVTDS repaying their SBA EIDL loan in the amounts $152,835.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $4,040,542 and marketable securities of $4,998,500, a combined total of $9,039,042 and working capital of approximately $21.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.
On February 2022, the Company announced Osceola, Arkansas as the site of its state-of-the-art manufacturing facility and new corporate offices. The Company has moved into an approximately 580,000 square foot facility snd is currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for the Company to obtain local tax incentives granted to the Company of up to $27 million, provided that the Qualifying expenditures are made. The Company is not currently contractually obligated to make the expenditures.

Line of Credit
Effective May 2, 2018, the Company secured a line of credit from Morgan Stanley Private Bank, National Association (“Morgan Stanley”). Borrowings under the line of credit bear interest at
30-day
LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5.7 million as of March 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at March 31, 2022, was approximately $8.1million; there was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. While the line of credit is still available to the Company with Morgan Stanley, there is no current plan to use it.
Capital Expenditures
We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as the Company transfers assembly and corporate functions to the newly announced Osceola Arkansas facility.
Contractual Obligations
Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, the Company has no contractual obligations.

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
Changes in Internal Control over Financial Reporting
Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we increased our reliance on outsourced accounting help during such periods and for all periods thereafter through the date of this filing. As a result of such changes, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three months ended March 31, 2022. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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
On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation, filed a complaint captioned GreenPower Motor Company, Inc. v. Philip Oldridge, et al., Case No.
5:22-cv-00252
in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Philip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti- Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.
The Company has been served and its response to the Complaint is due May 10, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against us, certain of our executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc., and the two underwriters of our offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that we and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or recessionary damages; and (v) equitable relief at the discretion of the court. Plaintiff’s counsel has subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC. Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, we answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses. On November 5, 2019, Network 1 and Boustead Securities (together the “Underwriters”) filed a cross-complaint against the Company seeking indemnification under the terms of the underwriting agreement the Company and the Underwriters entered for the Company’s initial public offering (the “Underwriting Agreement”). On December 10, 2019, the Company filed its answer to the Underwriters’ cross-complaint, generally denying the allegations and asserting affirmative defenses. Also on this date, the Company filed a cross-complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 14, 2020, Mr. Monfort filed a cross- complaint against the Underwriters seeking indemnification under the terms of the Underwriting Agreement. On January 15, 2020, Mr. Monfort filed a cross-complaint against the Company seeking indemnification under the terms of the Company’s Amended and Restated Bylaws and Section 145 of the Delaware General Corporation Law. On February 18, 2020, we filed an answer to Mr. Monfort’s cross-complaint, generally denying the allegations and asserting affirmative defenses.
On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. On March 28, 2022, Electric Drivetrains forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims (various violations of California Corporations Code), aider and abettor liability, and negligent misrepresentation, but leaves the remaining claims against defendants intact. The Company has agreed to stipulate to the filing of the amended complaint. A status conference is scheduled for June 16, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in the audited financial statements of Envirotech Vehicles, Inc. for the year ended December 31, 2021 as described in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 26, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the settlement of the Brooks Case, the Company issued 769,681 shares to Mr. Brooks for a total value of $197,500 on March 10, 2022. These securities were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A list of exhibits is set forth at the end of this Quarterly Report on Form
10-Q
for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Offer Letter with Christian S. Rodich dated February 3, 2022	8-K	001-38078	10.1	2/8/2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document*					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.

Date: May 16, 2022	By:	/s/ Phillip W. Oldridge Phillip
W. Oldridge Chief
Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Christian S. Rodich
Christian S. Rodich Chief
Financial Officer
(Principal Financial and Accounting Officer)