Form 10-Q
period 2022-06-30
Envirotech Vehicles, Inc.
filed 2022-08-15
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EVTV	Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 15, 2022 was
 15,000,673.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
You should not place undue reliance on forward-looking statements. The special note set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,270,421	$4,846,490
Restricted cash	60,091	60,035
Marketable securities	2,002,472	8,002,700
Accounts receivable	4,542,295	1,428,030
Inventory, net	5,607,135	3,850,541
Inventory deposits	4,518,975	4,503,079
Prepaid expenses	47,268	332,514

Total current assets	21,048,657	23,023,389
Property and equipment, net	286,976	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	78,369	236,639

Total assets	$73,189,669	$75,307,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,486	$238,464
Accrued liabilities	757,565	1,280,020
Notes payable, net	29,139	31,788

Total current liabilities	1,053,190	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	—	13,245

Total liabilities	1,053,190	1,565,944

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,000,673 and 14,912,178 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	150	149
Additional paid-in capital	83,798,350	81,866,075
Accumulated deficit	(11,662,021)	(8,124,360)

Total stockholders’ equity	72,136,479	73,741,864

Total liabilities and stockholders’ equity	$73,189,669	$73,307,808

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Sales	$2,087,700	$188,266	$3,196,200	$659,059
Cost of sales	1,260,480	147,932	1,952,042	461,366

Gross profit	827,220	40,334	1,244,158	197,693
Operating expenses
General and administrative	1,646,136	836,246	4,522,984	1,422,149
Consulting	99,518	95,108	170,318	105,358
Research and development	87,412	—	87,412	—

Total operating expenses, net	1,833,066	931,354	4,780,714	1,527,507

Loss from operations	(1,005,846)	(891,020)	(3,536,556)	(1,329,814)

Other income (expense):
Interest income, net	(4,516)	(4,837)	7,756	(5,759)
Other income, net	98	2,778	(8,861)	2,284

Total other income (expense)	(4,418)	(2,059)	(1,105)	(3,475)

Loss before income taxes	(1,010,264)	(893,079)	(3,537,661)	(1,333,289)
Income tax expense	—	—	—	(218,300)

Net loss	$(1,010,264)	$(893,079)	$(3,537,661)	$(1,551,589)

Net loss per share to common stockholders:
Basic and diluted	$(0.07)	$(0.06)	$(0.24)	$(0.19)

Weighted shares used in the computation of net loss per share:
Basic and diluted	14,996,631	13,921,580	14,961,938	8,137,852

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, December 31, 2021	14,912,178	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,495	0	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,527,397)	(2,527,397)

Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(10,651,757)	$73,146,743
Net loss	—	—	—	(1,010,264)	(1,010,264)

Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(11,662,021)	$72,136,479

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, December 31, 2020	1	$—	$100	$(472,260)	$(472,160)
Common stock issued for cash	7,129,887	72	6,415,139	—	6,415,210
Common stock retained in merger	5,635,348	56	53,509,466	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)

Balance, March 31, 2021	12,765,236	$128	$59,768,262	$(1,130,770)	$58,637,619

Common stock issued for cash	1,936,813	19	16,322,030	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)

Balance, June 30, 2021	14,702,049	$147	$76,058,720	$(2,023,849)	$74,035,017

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,537,661)	$(1,551,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,608	35,376
Unrealized loss on marketable securities	4,137	(10,190)
Stock based compensation expense	1,614,845	—
Changes in assets and liabilities:
Accounts receivable	(3,114,265)	(146,804)
Inventory	(1,756,594)	(1,208,657)
Inventory deposits	(15,896)	(292,879)
Prepaid expenses	285,245	(1,950,600)
Other non-current assets	158,270	265,523
Accounts payable	28,023	(239,413)
Accrued liabilities	(330,100)	(1,800,582)
Other non-current liabilities	—	82,348

Net cash used in operating activities	$(6,626,389)	$(6,817,467)

Cash flows from investing activities:
Purchase of property and equipment, net	$(52,471)	$(183,076)
Investment in marketable securities	(2,003,909)	(12,000,000)
Sale of marketable securities	8,000,000	—
Cash acquired in merger	—	3,373,332

Net cash provided by (used in) investing activities	$5,943,620	(8,809,744)

Cash flows from financing activities:
Proceeds from issuance of common stock	$120,000	$22,737,159
Payments for deferred offering costs	—	(188,015)
Principal advances from (repayments on) debt	(13,245)	(309,865)

Net cash provided by financing activities	106,755	22,239,279

Net change in cash, and restricted cash	(576,013)	6,612,067
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132

Cash, restricted cash and cash equivalents at the end of the period	$4,330,512	$8,542,199

Supplemental cash flow disclosures:
Cash paid for interest expense	$1,227	$2,283

Cash paid for income taxes	$—	$—

Non-cash common stock lawsuit settlement, reverse stock split rounding	$199,162	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
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
.
On June 28, 2022, we effected a 20-for-1
stock split of our common stock with no change to authorized shares of common stock. All share, restricted stock unit (“RSU”), and per share or per RSU information through this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split. the shares of common stock retain a par value of
$0.00001 per share. Accordingly an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common Stock” to “Additional paid-capital.”

2.	Summary of Significant Accounting Policies
Basis of Presentation
—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of June 30, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal period ended June 30, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three-month period. The consolidated financial statements and related disclosures as of December 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS. The consolidated results of operations for the three months ended June 30, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through June 30, 2021. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and EVTDS audited financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form
10-K
filed with the SEC on April 26, 2022. The results of operations for the fiscal period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
—The Company recognizes revenue from the sales of
zero-emission
electric vehicles and vehicle maintenance and
inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At June 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 62 percent of the outstanding accounts receivable; for the six months ended June 30, 2022, 11 customers accounted for 100% of the reported revenue, with five of the 11 customers accounting for approximately 69 percent of the quarterly revenue recorded.
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
Cash and Cash Equivalents
—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,091 and $60,035 restricted cash at June 30, 2022 and at December 31, 2021, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities
—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity,
as the intent is not to liquidate them prior to the respective stated maturity date. At June 30, 2022, the aggregate amount of the Company’s investments in marketable securities was $2,002,472. These securities had original maturity dates ranging from 61 days to 214 days, and at June 30, 2022, the remaining maturity dates on these securities ranged from 31 days to 184 days. Investments in marketable securities at December 31, 2021 were $8,002,700.
Accounts Receivable and Allowance for Doubtful Accounts—
The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $4,542,295 and $1,428,030 as of June 30, 2022 and December 31, 2021, respectively. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to six months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. Because the trade accounts receivable balance at June 30, 2022 is from credit-worthy customers, many of whom are our Company’s Factory Authorized Representatives (“FARs”), and because the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of June 30, 2022 or December 31, 2021. Account receivable balances guaranteed by state grant funding as a percentage of total were 70% and 70% on June 30, 2022 and December 31, 2021, respectively. As discussed above, at June 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 62 percent of the outstanding accounts receivable; for the six months ended June 30, 2022, eleven customers accounted for 100 percent of the reported revenue, with three of the eleven customers accounting for approximately 50 percent of the quarterly revenue recorded.
Inventory and Inventory Valuation Allowance
—
The Company records inventory at the lower of cost or market, and uses a First In, First Out
(“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $5,619,564 as of June 30, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of June 30, 2022, resulting in a net inventory balance of $5,607,135 as of June 30, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance as of December 31, 2021.
Inventory Deposits—
Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $4,518,975 and $4,503,079 as of June 30, 2022 and December 31, 2021, respectively. Deposits paid to three vendors accounted for 84 percent of the deposits outstanding at June 30, 2022; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 97 percent of the cost of sales for the three months ended June 30, 2022.
Income Taxes
—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
Accounting for Uncertainty in Income Taxes—
The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At June 30, 2022 and December 31, 2021, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share
—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2022, 604,711 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,402,417 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.
Concentration of Credit Risk
—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company maintains cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap.
During the six months ended June 30, 2022, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $60,091.
Impairment of Long-Lived Assets
—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30, 2022 and December 31, 2021, respectively.
Goodwill
—
Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead. to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at June 30, 2022 and at December 31, 2021 that $51,775,667 in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment.
Research and Development
—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $58,139 for the year ended December 31, 2021. Research and development costs were $
87,412
during the
six-months
ended June 30, 2022.
Stock-Based Compensation
—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC
Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in
capital over the period during which services are rendered. With respect to the options to purchase 340,893 shares of common stock issued on January 7, 2022 and the options to purchase 3,874 shares of common stock issued on January 31, 2022 (see Note 7), non-cash
stock-based compensation expense of $1,614,845 was recorded for the six months ended June 30, 2022.
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
Leases
—
The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements.
Recent Accounting Pronouncements
—Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

3.	Merger
On March 15, 2021, the Company completed its acquisition of EVTDS, a supplier of zero-emission
trucks, cargo vans, chassis, and other commercial vehicles. The transaction was completed in accordance with the Merger Agreement, by and among the Company, EVTDS and Merger Sub. As a result of such transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as a wholly owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, the Company issued an aggregate of 7,129,887 shares of its common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of common stock of the Company as of immediately following the effective time of the Merger. This exchange of shares and the resulting controlling ownership of EVTDS constitutes a reverse acquisition resulting in a recapitalization of EVTDS and purchase accounting being applied to ADOMANI, Inc. under ASC 805 due to EVTDS being the accounting acquirer and ADOMANI, Inc. being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of EVTDS and to include the consolidated results for Envirotech Vehicles, Inc. and subsidiaries from March 16, 2021 forward.
The primary reasons EVTDS consummated the merger with ADOMANI, Inc. were the opportunity to immediately become a public company without the process of doing its own initial public offering, affording it the opportunity to more quickly raise capital and provide liquidity options to its stockholders, at the same time acquiring the infrastructure required of a public company run by people experienced in investor relations and the public company regulatory compliance issues and filings required. In addition, since ADOMANI, Inc. had been the sole customer of EVTDS, the two management teams had experience working with each other and anticipated a smooth transition in addition to obtaining synergies, chief of which was a layer of profit required when two separate entities were involved in making and selling a vehicle that was immediately eliminated upon the Merger close, enabling the purchase price of vehicles to customers to be reduced. The combined entity also was able to exert more pressure on suppliers to reduce vehicle costs, which also supported the price reductions to customers.
At December

31
,
2020
, EVTDS had subscription restricted cash of $
1,793,910
on its balance sheet as a result of offering a restricted subscription agreement to the stockholders of Envirotech Electric Vehicles, Inc., a Canadian entity (“EVT Canada”), to have the right to purchase two shares of EVTDS for every one common share of EVT Canada they owned. The purpose of this subscription agreement was to raise the necessary capital to close the Merger and to provide working capital for EVTDS so that it could pay off certain liabilities and pay for ongoing expenses through the closing of the Merger. A corresponding liability account was also recorded as of December
31
,
2020
. The total amount raised just prior to the Merger closing was $
6,415,110
. At the closing of the Merger, EVTDS satisfied its obligation to deliver $
5
 million in cash to ADOMANI, Inc. and repaid the majority of the items discussed above. This number has decreased to zero
in both categories as of December
31
,
2021
.
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

This allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021. ADOMANI, Inc. assets were derived from a total value of $53,509,522, based on 5,635,347 shares of common stock outstanding on March 15, 2021 and the closing price that day of $0.4749 per share. The fair value of certain of the stock options assumed by EVTDS in the Merger of $2,228,757 (see Note 7) was added to reach an adjusted value of $55,738,379. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) were deducted, and total acquired liabilities of $1,607,916 were added in order to arrive at the $51,775,667 of Goodwill recorded, none of which will be deductible for future income tax purposes. The Company incurred approximately $415,472 in transaction costs related to the Merger, which were expensed.
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
Unaudited Pro Forma Financial Information
The following unaudited
pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the six months ended June 30, 2021 that would have been realized if the Merger had occurred on January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

Pro forma combined results of operations	For the three months ended		For the six months ended
	June 30		June 30
	2022	2021	2022	2021

Sales	$2,087,700	$188,266	$3,196,200	$659,059
Net loss	$(1,010,264)	$(893,079)	$(3,537,661)	$(1,551,589)
For purposes of the pro forma disclosures above, there were no adjustments required for the six
months ended June 30, 2022 because there were no transactions between EVTDS and ADOMANI, Inc. during that period. For the three months ended June 30, 2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. For purposes of the pro forma disclosures above, the adjustments for the six months ended June 30, 2021, reduced sales by $
319,000
and increased the net loss by $
91,800
. The sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for the three
months ended

March 31
, 2021 by approximately
$
1,826,623
more than would otherwise have been recorded absent the consummation of the Merger.

4.	Property and Equipment, Net
Components of property and equipment, net, consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$60,082	$41,799
Leasehold improvements	40,112	28,112
Machinery & equipment	108,453	86,266
Vehicles	252,725	252,724
Test/Demo vehicles	15,784	15,784

Total property and equipment	477,156	424,685
Less accumulated depreciation	(190,180)	(152,572)

Net property and equipment	$286,976	$272,113

Depreciation expense was $18,948 and $27,380 and was $37,607 and $35,376 for the three and six months ended June 30, 2022 and 2021, respectively.

5.	Debt
On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,648.99
. As of June 30, 2022
, $29,139 is reflected on the consolidated balance sheet as current notes payable.

6.	Stock Warrants
As a result of the Merger closing (see Note 3), as of March 15, 2021, the Company had outstanding warrants to purchase an aggregate of 534,067 shares of common stock, 102,817 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the
Merger. In connection with the second closing of the Financing discussed in the Company’s Annual Report on Form
10-K
filed with the SEC on April 26, 2022, the Company issued additional warrants to purchase up to 958,333 shares of its common stock, all of which were exercisable as of June 30, 2022.

Approximately 27,483 stock warrants have expired in the six months ending June 30, 2022.

The Company’s outstanding warrants as of June 30, 2022 is summarized as follows, and all were exercisable at that date.

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring January 9, 2023	12,833	$75.00	0.58
Outstanding warrants expiring January 28, 2025	431,250	$10.00	2.58
Outstanding warrants expiring May 7, 2026	958,334	$20.00	3.85

Outstanding warrants on June 30, 2022	1,402,417	$17.43	3.43

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
As of June 30, 2022, the outstanding warrants have no intrinsic value.

7.	Stock Options
As a result of the Merger closing (see Notes 2 and 3) there were 649,643 fully vested stock options outstanding at
March 15
, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at June 30, 2022 consisted of the following:

			Weighted
			Average
	Number of	Exercise	Remaining
			Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2021	338,500	$5.80	6.98
Options granted during 6 months ended June 30, 2022:
Options Granted at $2.00 Exercise Price	250,000	$2.00
Options Granted at $2.40 Exercise Price	90,893	$2.40
Options Granted at $3.62 Exercise Price	2,762	$3.62
Options Granted at $9.00 Exercise Price	1,111	$9.00
Exercised	(50,000)	$2.40
Cancelled / Forfeited at $9.00 Exercise Price	(25,000)	$9.00

Subtotal, as follows:	608,266
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.55
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.55
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	4.59
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	8.46
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.80

Outstanding at June 30, 2022	608,266	$5.30	9.02

On January 7, 2022, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s
Chief Executive Officer,
options to purchase 150,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share. The options vested immediately and expire on the tenth anniversary of grant.
On January 7, 2022, the Company’s Compensation Committee granted Susan M. Emry, the Company’s Executive Vice President, options to purchase 100,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 40,893 shares of common stock at an exercise price of $2.40 per share. The options vested immediately and expire on the tenth anniversary of grant.

On January 31, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s Chief Financial Officer, options to purchase 2,763 shares of common stock at an exercise price of $3.62 per share and options to purchase 1,111 shares of common stock at an exercise price of $9.00 per share. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of grant
.

On March
15
,
2022
, options to purchase
50,000
shares of common stock were exercised by the former President and CEO of the Company at a price of $
2.40
per share, resulting in a payment to the Company of $
120,000
. Also on March
15
,
2022
, options to purchase an aggregate of
25,000
shares of common stock with an exercise price of $
9.00
per share were forfeited by the former executive, as they were not exercised prior to their expiration on March
15
,
2022
.
As of June 30, 2022, outstanding options had intrinsic value of $1,069,171.

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
EVTDS has entered into a cancelable
month-to-month
lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on January 1, 2020. The monthly rent under the SRI Office Lease is $2,730.
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
In connection with the closing of the Merger in March, 2021, the Company purchased two electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. The purchase price for such vehicles was paid in full to Mr. Oldridge during the three months ended June 30, 2021. Prior to the closing of the Merger, Mr. Oldridge had permitted the two vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at June 30, 2022.

9.	Commitments
Other Agreements
On

December
31
,
2021
, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its Executive Vice President. According to the Oldridge Agreement, effective as of March
1
,
2021
, Mr. Oldridge will receive an annual base salary of $
300,000
, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five
percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors (the “Board”). The Oldridge Agreement also provides for an automobile monthly allowance of $
1,500
. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve
months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. According to the Emry Agreement, effective on January
1
,
2022
, Mrs. Emry will receive an annual base salary of $
200,000
and will be eligible for a bonus at the sole discretion of the Board. Mrs. Emry will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive
(i) one-year
of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination.
The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of June 30, 2022:

	Payments due by period
					More
		Less than		4 - 5	than 5
	Total	one year	1 - 3 years	years	years
Operating lease obligations	$13,563	$12,038	$1,525	$—	$—
Employment contracts	2,255,000	500,000	1,500,000	250,000	—

Total	$2,268,563	$512,038	$1,501,525	$250,000	$—

1
4

10.	Contingencies
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
On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. Hearing on this motion is set for October 7, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. Electric Drivetrains has, on several occasions, forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims; iii) and drops certain factual allegations but leaves the remaining claims against defendants intact. The Company is considering whether to stipulate the most recent proposed Fifth Amended Compliant. A status conference is scheduled for June 16, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On January 20
, 2022
, Mr. Monfort dismissed his cross-complaint for indemnification against the Company in the Mollik action. On April 8
, 2022
, the Company and Boustead Securities, LLC (“Boustead”) settled their respective cross-claims against each other in both the Mollik action and Brooks action in exchange for the Company paying fifty thousand dollars ($50,000) in cash and 20,415 shares of common stock and mutual releases between parties. On August 5, 2022, the Santa Clara Superior Court approved this Settlement rendering it finally effective, with consideration being forthcoming. There are no longer any cross claims pending in the Mollik action.
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
As of June 30, 2022, the Company is a party to nine operating leases. Four of these leases are office or warehouse leases; the remaining five are equipment leases (see Note 9). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2022, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month.
In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.
The Company has entered into the SRI Equipment Leases (see Note 8). Rent expense under the SRI Equipment Leases for the three and six months ended June 30, 2022 was $23,312 and $46,624, respectively, and for the three and six months ended June 30, 2021 was $23,313 and $42,745, respectively.
The Company has entered into the SRI Office Lease (see Note 8). Rent expense under the SRI Office Lease for the three and six months ended June 30, 2022 was $7,280 and $10,010, respectively, and for the three and six months ended June 30, 2021 was $2,730 and $5,460, respectively.
The Company has entered into the ABCI Office Lease (see Note 8). Rent expense under the ABCI Office Lease for the three and six months ended June 30, 2022 was $8,400 and $16,800, respectively, and for the three and six months ended June 30, 2021 was $8,400 and $16,800, respectively.
The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale Florida area effective
 February 15, 2022. The lease has a
one
year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three and six months ended June 30, 2022 was $4,815 and $7,223, respectively.
In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month
basis and can be terminated by either party with
30-days’
notice. The total amount due monthly is $1,000.

1
6

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
The Company’s total net rent expense for the three and six months ended June 30, 2022 was $55,118 and $128,167, respectively, and for the three and six months ended June 30, 2021 was $132,949 and $190,796, respectively.
Quantitative information regarding the Company’s leases is as follows:

	Six Months Ended June 30,
	2022	2021
Lease expenses
Operating lease expenses	$50,371	$29,487
Short-term lease expenses	77,796	183,515

Total lease cost	$128,167	$213,002

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$51,160	$27,906
Weighted-average remaining lease term (in years):
Operating leases	0.80	1.56
Weighted-average discount rate:
Operating leases	14%	14%

12.	Subsequent Events
On August 5, 2022 the Santa Clara Superior Court approved the settlement reached on April 8, 2022 between the Company and Boustead Securities, LLC. rending it finally effective, with consideration to be paid by the Company of fifty thousand dollars ($50,000) in cash and 20,415 shares of common stock and mutual releases between parties being forthcoming (see note 10).
Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bears interest of 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed $1,000,000 of such cash, cash equivalents, and marketable securities balances.

1
7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form
10-Q
(“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report, particularly in Part II, Item 1A “Risk Factors,” below.
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
as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Quarterly Report on Form
10-Q
are those of EVTDS as of June 30, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal period ended June 30, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three month period. The consolidated financial statements and related disclosures as of March 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS. The consolidated results of operations for the three months ended March 31, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through March 31, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.
For the three months ended June 30, 2022 and 2021, we generated sales revenue of $2,087,700 and $188,266, respectively, and our net losses were $1,010,264 and $893,079, respectively. For the six months ended June 30, 2022 and 2021, we generated sales revenue of $3,196,200 and $659,059, respectively, and our net losses were $3,557,661 and $1,551,589, respectively. The 2022 loss includes approximately $1.65 million of non-cash
expenses.
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
Results of Operations
The following discussion compares operating data for the three and six months ended June 30, 2022 to the corresponding periods ended June 30, 2021:
Sales
Sales were $2,087,700 and $188,266 for the three months ended June 30, 2022 and 2021, respectively, and $3,196,200 and $659,059 for the six months ended June 30, 2022 and 2021, respectively. Sales for the three months ended June 30, 2022 consisted of three cargo vans sold to factory authorized representatives, one cargo van sold to a dealer and 11 cargo vans sold primarily to customers in New Jersey who utilized a voucher from the NJ Zip program, three cab and chassis trucks and three resale buses were also sold. Sales for the six months ended June 30, 2022 consisted of the sales in the second quarter plus 10 cargo vans sold to factory authorized representatives and two vans sold to the Newark Public Library in New Jersey who utilized a voucher from the NJ Zip program. Sales attributable to higher vehicle selling price were $317,150 and $192,736 for the three and six months ended June 30, 2022, respectively.
Cost of Sales
Cost of sales were $1,260,480 and $147,932 for the three months ended June 30, 2022 and 2021, respectively, and $1,952,042 and $461,366 for the six months ended June 30, 2022 and 2021, respectively. Cost of sales for the three and six months ended June 30, 2022 and 2021 consisted of the costs related to the sale of the vehicles sold as described above and for the costs of providing maintenance and inspection services.
General and Administrative Expenses
General and administrative expenses were $1,646,136 and $836,246 for the three months ended June 30, 2022 and 2021, respectively, an increase of $809,890. The increase was primarily due to $389,036 of professional fees mostly legal fees; to $199,640 of increased payroll expense; to contract labor costs of $95,062 primarily related to engineering and technical assistance; to advertising and marketing expenses of $75,923; to insurance costs of $52,568; and to travel and related expenses of $62,000 related primarily to tradeshows; and to increases in other general and administrative expenses of $12,780. These increases were partially reduced by a reduction in rents of $77,117 compared to the 2021 period. The second quarter 2022 general and administrative expenses include $18,948 non-cash
depreciation expense. The general and administrative expenses for the three months ended June 30. 2021 included non-cash
depreciation expense of $27,380.
General and administrative expenses were $4,522,984 and $1,422,149 for the six months ended June 30, 2022 and 2021, respectively, an increase of $3,100,835. The increase was primarily related to $1,614,845 non-cash
stock-based compensation expense recorded with respect to the stock options granted during the first quarter of 2022 compared to no similar expense recorded during the 2021 period. Other increases were due to payroll-related expenses of $542,409; to professional fees of $229,082 mostly legal fees; to contract labor costs of $190,917 primarily related to engineering and technical assistance; to advertising and marketing expenses of $169,073; to travel and related expenses of $139,959 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location and tradeshows; to insurance costs of $135,402; and to increases in other general and administrative expenses of $163,983. These increases were partially reduced by a reduction in rents of $84,835 compared to the 2021 period. The general and administrative expenses for the six months ended June 30, 2022 include $1,652,453 in non-cash
charges, with depreciation expense of $37,608 being added to the stock-based compensation expense discussed above. The general and administrative expenses for the six months ended June 30. 2021 included non-cash
depreciation expense of $35,576.
Consulting Expenses
Consulting expenses were $99,518 and $95,108 for the three months ended June 30, 2022 and 2021, respectively, and $170,318 and $105,358 for the six months ended June 30, 2022 and 2021, respectively. The increase in the current year period was due primarily to payments to an Arkansas state relationship and incentive consulting firm that assisted the Company in securing the manufacturing facility in Osceola, Arkansas and to the cost of the ASC 805 valuation report related to the Merger.

Research and Development Expenses
Research and development expenses were $87,412 for the three and six months ended June 30, 2022 and no expense for the three and six months ended June 30, 2021. The increase in the current year period was due to the development of a new product lines.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Cash flows (used in), provided by operating activities	$(6,626,388)	$(6,817,467)
Cash flows provided by investing activities	5,943,620	(8,809,744)
Cash flows provided by financing activities	106,755	22,239,279

Net change in cash, restricted cash and cash equivalents	$(576,013)	$6,612,068

Operating Activities
Cash (used in) operating activities is primarily the result of our operating losses, reduced by the impact of non-cash
expenses, including
non-cash
stock-based compensation, and changes in the asset and liability accounts.
Net cash used in operating activities for the six months ended June 30, 2022 was $6,626,388 versus net cash used in operating activities of $6,817,467 for the six months ended June 30, 2021, a decrease of $191,079. The decrease in net cash used in operating activities was due to a decrease in prepaid expenses of $2,235,846, an increase in non-cash
expenses of $1,617,077 (primarily stock-based compensation expense of $1,614,845), a reduction in decreased accrued liabilities of $1,470,482, and a decrease in inventory deposits of $276,983. These uses of cash were partially offset by an increase in net loss of $1,992,574, an increase in accounts receivable of $2,967,461, and an increase in inventory additions of $547,937.
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
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2022 increased by $14,753,364 to $5,943,620, as compared to cash used in investing activities of $8,809,744 during the six months ended June 30, 2021. The increase in net cash provided by investing activities during the six months ended June 30, 2022 is primarily due to a decrease in investments in marketable securities of $9,996,091 and the increased sale of marketable securities of $8,000,000, partially offset by the absence in 2022 of the $3,373,332 cash acquired in merger in 2021.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 decreased by $22,132,524 to $106,755 from cash provided by financing activities in 2021 of $22,239,279. The decrease consisted primarily of the pre-merger
$6,415,110 proceeds from the issuance of common stock raised by EVTDS in 2021 in anticipation of the Merger and a second common stock offering post-merger which raised $16,322,049 versus $120,000 raised in 2022 from the issuance of stock for stock options that were exercised. The 2021 cash provided was reduced by offering costs of $188,015; there were no offering costs incurred in the 2022 quarter. The proceeds from the issuance of common stock were further reduced in 2022 by the Company making installment payments on its debt, and in 2021 by EVTDS repaying their SBA EIDL loan in the amounts $309,865.

Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $4,270,421 and marketable securities of $2,002,472, a combined total of $6,272,894 and working capital of approximately $20.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.
On February 2022, the Company announced Osceola, Arkansas as the site of its state-of-the-art
manufacturing facility and new corporate offices. The Company has moved into an approximately 580,000 square foot facility and is currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for the Company to obtain local tax incentives granted to the Company of up to $27 million, provided that the qualifying expenditures are made. The Company is not currently contractually obligated to make the expenditures.
Line of Credit
Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bears interest of 5.9% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed $1,000,000 of such cash, cash equivalents, and marketable securities balances. There was no principal amount outstanding on June 30, 2022 and there is no current plan to borrow from it.
Capital Expenditures
We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as the Company transfers assembly and corporate functions to the newly announced Osceola Arkansas facility.
Contractual Obligations
Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form
10-Q
for the three and six months ended June 30, 2022, the Company has no contractual obligations.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with AAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or until such earlier time that we are no longer an “emerging growth company.”
We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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
Changes in Internal Control over Financial Reporting
Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we increased our reliance on outsourced accounting help during such periods and for all periods thereafter through the date of this filing. As a result of such changes, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three months ended June 30, 2022. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.
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
5:22-cv-00252
in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Philip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti- Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.
On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. Hearing on this Motion set for October 7, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
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

On March 2, 2021, Electric Drivetrains filed its motion for class certification. On March 17, 2021, the court held a case management conference. At the case management conference, the court set a tentative schedule for class discovery and briefing on the motion for class certification. On June 2, 2021, Electric Drivetrains and ADOMANI filed a stipulation extending the deadline for class certification discovery proposing the following deadlines: close of class discovery on September 28, 2021; defendants’ opposition to the motion for class certification due on October 28, 2021; plaintiff’s reply in support of its motion due on November 29, 2021; a case management conference on December 13, 2021 to set a date for hearing on the merits of the motion for class certification. Electric Drivetrains settled its claims against Mr. Monfort. The Underwriters have reached settlements with Electric Drivetrains on the primary claims in this matter. All defendants are maintaining their cross claims against each other. On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. Also on August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company. Electric Drivetrains has, on several occasions, forwarded its proposed Fifth Amended Complaint, in which it: i) drops certain class allegations; ii) adds certain state law claims; iii) and drops certain factual allegations but leaves the remaining claims against defendants intact. The Company is considering whether to stipulate the most recent proposed Fifth Amended Complaint. A status conference is scheduled for September, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.
On January 20, 2022, Mr. Monfort dismissed his cross-complaint for indemnification against the Company in the Mollik action. On April 8, 2022, the Company and Boustead Securities, LLC (“Boustead”) settled their respective cross-claims against each other in both the Mollik action and Brooks action in exchange for the Company paying fifty thousand dollars ($50,000) in cash and 20,415 shares of common stock and mutual releases between parties. On August 5, 2022, the Santa Clara Superior Court approved this Settlement rendering it finally effective, with consideration being forthcoming. There are no longer any cross claims pending in the Mollik action.
On February 3, 2020, the Company acquired substantially all the assets of Ebus in a foreclosure sale through a credit bid in the amount of $582,000, representing the amount then owed by Ebus to the Company evidenced by a secured promissory note. Following the Company’s successful credit bid at the foreclosure sale, Ebus’s obligations under the note were extinguished and the Company was entitled to take possession of substantially all of the assets of Ebus. While the Company was able to take possession of some of the assets, Ebus prevented the Company from taking possession of all the assets purchased at the foreclosure sale. As a result, on April 13, 2020, the Company filed a complaint captioned ADOMANI, Inc. v. Ebus, Inc., et al., in the Superior Court of California for the County of Los Angeles, Case No. 20ST CV 14275, against Ebus and certain of its insiders and affiliates seeking to recover the remainder of the assets and related damages. On January 14, 2021, a cross-complaint was filed against the Company by Ebus, Inc. and Anders B. Eklov for Unjust Enrichment and Conversion of Domain Name, seeking monetary damages and injunctive relief. A settlement agreement was entered into on March 15, 2022.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the settlement of the Brooks Case, the Company issued 38,495 shares to Mr. Brooks for a total value of $197,500 on March 10, 2022. These securities were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A list of exhibits is set forth at the end of this Quarterly Report on Form
10-Q
for the information required by this item.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document*					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.

Date: August 15, 2022	By:	/s/ Phillip W. Oldridge Phillip
W. Oldridge Chief
Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Christian S. Rodich
Christian S. Rodich Chief
Financial Officer
(Principal Financial and Accounting Officer)