Form 10-Q
period 2022-09-30
Envirotech Vehicles, Inc.
filed 2022-11-14
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-38078

ENVIROTECH VEHICLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1425 Ohlendorf Road
Osceola, AR 72370
(Address of principal executive offices, including zip code)
(870)
970-3355
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
of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s. Common stock as of November 10, 2022 was 15,021,088.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,623,099	$4,846,490
Restricted cash	60,131	60,035
Marketable securities	1,976,308	8,002,700
Accounts receivable	7,804,369	1,428,030
Inventory, net	3,603,852	3,850,541
Inventory deposits	4,812,439	4,503,079
Prepaid expenses	709,621	332,514

Total current assets	21,589,819	23,023,389
Property and equipment, net	305,617	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	78,374	236,639

Total assets	$73,749,477	$75,307,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,545	$238,464
Accrued liabilities	1,154,026	1,280,020
Notes payable, net	27,444	31,788

Total current liabilities	1,343,015	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	18,234	13,245

Total liabilities	1,361,249	1,565,944

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of
September 30, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 14,912,189
Issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	150	149
Additional paid-in capital	83,923,350	81,866,075
Accumulated deficit	(11,535,272)	(8,124,360)

Total stockholders’ equity	72,388,228	73,741,864

Total liabilities and stockholders’ equity	$73,749,477	$73,307,808

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Sales	$3,882,670	$709,092	$7,078,870	$1,368,151
Cost of sales	2,046,491	469,611	3,998,533	930,977

Gross profit	1,836,179	239,481	3,080,337	437,174
Operating expenses
General and administrative	1,619,210	1,344,840	6,142,194	2,766,989
Consulting	94,187	36,734	264,505	142,092
Research and development	25,000	—	112,412	—

Total operating expenses, net	1,738,397	1,381,574	6,519,111	2,909,081

Income (loss) from operations	97,782	(1,142,093)	(3,438,774)	(2,471,907)

Other income (expense):
Interest income, net	30,200	8,116	37,956	2,357
Other income	(1,233)	285,902	(10,094)	288,186

Total other income	28,967	294,018	27,862	290,543

Income (loss) before income taxes	126,749	(848,075)	(3,410,912)	(2,181,364)
Income tax expense	—	(2,400)	—	(220,700)

Net income (loss)	$126,749	$(850,475)	$(3,410,912)	$(2,402,064)

Net income (loss) per share to common stockholders:
Basic and diluted	$0.01	$(0.06)	$(0.23)	$(0.23)

Weighted shares used in the computation of net income (loss) per share:
Basic and diluted	15,013,236	14,715,694	14,981,836	10,349,101

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,189	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,484	—	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,527,397)	(2,527,397)

Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(10,651,757)	$73,146,743
Net loss	—	—	—	(1,010,264)	(1,010,264)

Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(11,662,021)	$72,136,479
Common stock issued for lawsuit settlement	20,415	—	125,000	—	125,000
Net loss	—	—	—	126,749	126,749

Balance, September 30, 2022	15,021,088	$150	$83,923,350	$(11,535,272)	$72,388,228

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$—	$100	$(472,260)	$(472,160)
Common stock issued for cash	7,129,887	72	6,415,139	—	6,415,210
Common stock retained in merger	5,635,348	56	53,509,466	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)

Balance, March 31, 2021	12,765236	$128	$59,768,262	$(1,130,770)	$58,637,619

Common stock issued for cash	1,936,813	19	16,322,030	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)

Balance, June 30, 2021	14,702,049	$147	$76,058,720	$(2,023,849)	$74,035,018
Common stock issued for cash	17,934	—	43,028	—	43,028
Stock based compensation	—	—	121,132	—	121,132
Net loss	—	—	—	(850,475)	(850,475)

Balance, September 30, 2021	14,719,983	$147	$76,222,880	$(2,874,324)	$73,348,703

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,410,912)	$(2,402,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,700	43,031
Unrealized loss on marketable securities	(6,033)	(20,359)
Stock based compensation expense	1,614,845	121,132
Provision for bad debt	50,000	303,879
Gain on debt forgiveness	—	(290,519)
Changes in assets and liabilities:
Accounts receivable	(6,426,339)	(734,267)
Inventory	246,689	(792,800)
Inventory deposits	(309,360)	(4,514,665)
Prepaid expenses	(377,107)	637,483
Other non-current assets	158,265	—
Accounts payable	(76,919)	(307,488)
Accrued liabilities	192,093	(1,734,270)
Other non-current liabilities	16,328	(226,421)

Net cash used in operating activities	(8,271,750)	(9,917,328)

Cash flows from investing activities:
Purchase of property and equipment, net	(90,204)	(27,958)
Investment in marketable securities	(2,291,036)	(12,000,000)
Sale of marketable securities	8,323,461	5,000,000
Cash acquired in merger	—	3,373,332

Net cash provided by (used in) investing activities	5,942,221	(3,654,626)

Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	22,780,188
Payments for deferred offering costs	—	(188,015)
Principal repayments on debt	(13,766)	(309,865)

Net cash provided by financing activities	106,234	22,282,308

Net change in cash, restricted cash and cash equivalents	(2,223,295)	8,710,354
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132

Cash, restricted cash and cash equivalents at the end of the period	$2,683,230	$10,640,486

Supplemental cash flow disclosures:
Cash paid for interest expense	$2,272	$4,944

Cash paid for income taxes	$—	$2,400

Non-cash common stock lawsuit settlement	$322,431	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
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
On March 15, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVTDS”), a supplier of zero-emission
trucks, cargo vans, chassis, and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVTDS, and EVT Acquisition Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). See Note 3.
The Company was formerly known as ADOMANI, Inc. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.
On February 22, 2022, the Company announced Osceola, Arkansas, as the site of its state-of-the-art
manufacturing facility and new corporate offices. The Company has moved into an approximately 580,000 square foot facility.
On June 28, 2022, we effected a
20-for-1
stock split of our common stock with no change to authorized shares of common stock. All share, restricted stock unit (“RSU”), and per share or per RSU information through this Quarterly Report on Form
10-Q
has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.00001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common Stock” to “Additional paid-in
capital.”

2.	Summary of Significant Accounting Policies
Basis of Presentation
—The consolidated financial statements and related disclosures of EVTDS (see Note 3) as of September 30, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal periods ended September 30, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three and nine month periods. The consolidated financial statements and related disclosures as of December 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and it’s subsidiaries, including EVTDS. The consolidated results of operations for the three months ended September 30, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and it’s subsidiaries for the post-merger period March 16, 2021 through September 30, 2021. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and EVTDS audited financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form
10-K
filed with the SEC on April 26, 2022. The results of operations for the fiscal periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation
—The accompanying financial statements reflect the consolidation of the financial statements of EVTDS, its wholly-owned subsidiary Envirotech Drive Systems Incorporated, Envirotech Vehicles, Inc., ADOMANI California, Inc., Adomani (Nantong) Automotive Technology Co. Ltd. (for periods in 2021 only), ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
—The Company recognizes revenue from the sales of
zero-emission
electric vehicles and vehicle maintenance and
inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At September 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 50 percent of the outstanding accounts receivable; for the nine months ended September 30, 2022, 20 customers accounted for 100% of the reported revenue, with five of the 20 customers accounting for approximately 48 percent of the quarterly revenue recorded.
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
Cash and Cash Equivalents
—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,131 and $60,035 restricted cash at September 30, 2022 and at December 31, 2021, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.
Marketable Securities
—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity,
as the intent is not to liquidate them prior to the respective stated maturity date. At September 30, 2022, the aggregate amount of the Company’s investments in marketable securities was $1,976,308. These securities had original maturity dates ranging from 154 days to 199 days, and at September 30, 2022, the remaining maturity dates on these securities ranged from 92 days to 182 days. Investments in marketable securities at December 31, 2021 were $8,002,700.

Accounts Receivable and Allowance for Doubtful Accounts—
The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $7,854,369 as of September 30, 2022 and
a recorded allowance for bad debt of
$50,000
based on a review of factors noted above, resulting in a net trade

accounts
receivable

balance of $7,804,369. The Company had trade accounts receivable of $1,428,030 as of December 31, 2021 with no allowance for bad debt. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at September 30, 2022 is from credit-worthy customers, many of whom are our Company’s FARs, the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date. Account receivable balances guaranteed by state grant funding as a percentage of total wer
e 82% and 70% on September 30, 2022 and December 31, 2021, respectively. As discussed above, at September 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 50 percent of the outstanding accounts receivable; for the nine months ended September 30, 2022, 20 customers accounted for 100 percent of the reported revenue, with five of the 20 customers accounting for approximately 48 percent of the quarterly revenue recorded.
Inventory and Inventory Valuation Allowance
—
The Company records inventory at the lower of cost or market, and uses a First In, First Out
(“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $3,616,281 as of September 30, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of September 30, 2022, resulting in a net inventory balance of $3,603,852 as of September 30, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance as of December 31, 2021.
Inventory Deposits—
Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet.
Upon
completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $4,812,439 and $4,503,079 as of September 30, 2022 and December 31, 2021, respectively. Deposits paid to three vendors accounted for 89 percent of the deposits outstanding at September 30, 2022.
Income Taxes
—The Company uses the liability method,
where
deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
Accounting for Uncertainty in Income Taxes—
The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At September 30, 2022 and December 31, 2021, respectively, management did not identify any uncertain tax positions.
Net Income (Loss) Per Share
—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period
. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2022, 604,906 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,402,417 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.
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
During the nine months ended September 30, 2022, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $60,131 at September 30, 2022.

Impairment of Long-Lived Assets
—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of September 30, 2022 and December 31, 2021, respectively.
Goodwill
—
Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at December 31, 2021 that

$
51,775,667
in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment.
Research and Development
—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $112,412 during the nine months ended September 30, 2022. Research and development costs were $58,139 for the year ended December 31, 2021.
Stock-Based Compensation
—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC
Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in
capital over the period during which services are rendered. With respect to the options to purchase 340,893 shares of common stock issued on January 7, 2022 and the options to purchase 3,874 shares of common stock issued on January 31, 2022 (see Note 7), non-cash
stock-based compensation expense of $1,614,845 was recorded for the nine months ended September 30, 2022.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the nine months ended September 30, 2021 that would have been realized if the Merger had occurred on January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

Pro forma combined results of operations	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Sales	$709,092	$1,065,562
Net income (loss)	$(850,475)	$(5,045,988)
For
 purposes of the pro forma disclosures above, there were no adjustments required for the nine months ended September 30, 2022 because there were no transactions between EVTDS and ADOMANI, Inc. during that period. For the three months ended September 30, 2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. For purposes of the pro forma disclosures above, the adjustments for the nine months ended September 30, 2021, reduced sales by $
319,000
and increased the net loss by $
91,800
. The sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for the three months ended March 31, 2021 by approximately $
1,826,623
more than would otherwise have been recorded absent the consummation of the Merger.

4.	Property and Equipment, Net
Components of property and equipment, net, consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$60,082	$41,799
Leasehold improvements	40,112	28,112
Machinery & equipment	144,406	86,266
Vehicles	252,725	252,724
Test/Demo vehicles	15,784	15,784

Total property and equipment	513,108	424,685
Less accumulated depreciation	(207,491)	(152,572)

Net property and equipment	$305,617	$272,113

Depreciation expense was $19,093 and $7,655 and was $56,700 and $43,031 for the three and nine months ended September 30, 2022 and 2021, respectively.

5.	Debt
On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,648.99.
On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $18,755 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521.
As of September 30, 2022, $27,444 is reflected on the consolidated balance sheet as current notes payable.
Effective
August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on September 30, 2022 and there is no current plan to borrow from it.

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
filed with the SEC on April 26, 2022, the Company issued additional warrants to purchase up to 958,333 shares of its common stock, all of which were exercisable as of September 30, 2022. Approximately 27,483 stock warrants have expired in the nine months ending September 30, 2022. The Company’s outstanding warrants as of September 30, 2022 is summarized as follows, and all were exercisable at that date.

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring January 9, 2023	12,833	$75.00	0.33
Outstanding warrants expiring January 28, 2025	431,250	$10.00	2.33
Outstanding warrants expiring May 7, 2026	958,334	$20.00	3.60

Outstanding warrants on September 30, 2022	1,402,417	$17.43	3.18

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
As of September 30, 2022, the outstanding warrants have no intrinsic value.

7.	Stock Options
As a result of the Merger closing (see Notes 2 and 3) there were 649,643 fully vested stock options outstanding at March 15, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at September 30, 2022 consisted of the following:

	Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	338,500	$5.80	6.98
Options granted during 9 months ended September 30, 2022:
Options Granted at $2.00 Exercise Price	250,000	$2.00
Options Granted at $2.40 Exercise Price	90,893	$2.40
Options Granted at $3.62 Exercise Price	2,762	$3.62
Options Granted at $9.00 Exercise Price	1,111	$9.00
Exercised	(50,000)	$2.40
Cancelled / Forfeited at $9.00 Exercise Price	(25,000)	$9.00

Subtotal, as follows:	608,266
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.30
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.30
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	4.34
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	8.21
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.55

Outstanding at September 30, 2022	608,266	$5.30	8.77

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
On March 15, 2022, options to purchase 50,000 shares of common stock were exercised by the former President and CEO of the Company at a price of $2.40 per share, resulting in a payment to the Company of $120,000. Also on March 15, 2022, options to purchase an aggregate of 25,000 shares of common stock with an exercise price of $9.00 per share were forfeited by the former executive, as they were not exercised prior to their expiration on March 15, 2022.
As of September 30, 2022, outstanding options had intrinsic value of $873,288.

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
In connection with the closing of the Merger in March 2021, the Company purchased two electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. The purchase price for such vehicles was paid in full to Mr. Oldridge during the three months ended June 30, 2021. Prior to the closing of the Merger, Mr. Oldridge had permitted the two vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at September 30, 2022.

9.	Commitments Other Agreements
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
The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2022:

	Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$11,491	$10,881	$610	$—	$—
Employment contracts	2,125,000	500,000	1,500,000	125,000	—

Total	$2,136,491	$510,881	$1,500,610	$125,000	$—

10.	Contingencies
Except as set forth below, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.
GreenPower Actions:
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
On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. While hearing on this Motion was set for October 7, 2022, on October 4 the Court cancelled the hearing and indicated it would rule on the Motion without argument. The Court’s ruling on the Motion is still pending. We believe that the lawsuit is without merit and intend to vigorously defend the action.
Mollick/Electric DriveTrain Action:
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
Plaintiff’s counsel subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC (“Electric Drivetrains”). Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, the Company answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses.

On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. On August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. Over the tenure of the action, Electric Drivetrain has dismissed all defendants in the action except for the Company and two former Company executives. Any and all pending cross claims between or among defendants have been resolved and dismissed.
On August 31, 2022, Electric Drivetrains filed its Fifth Amended Complaint, which: i) drops certain class allegations; ii) adds certain state law claims; iii) and drops certain factual allegations but leaves the remaining claims against defendants intact. On October 6, 2022, the Company and remaining defendants filed their respective answer denying the allegations and asserting counterclaims. On the same day, the Company cross claimed against Electric Drivetrains and its managing member. The Court has set a trial setting conference on December 21, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.

11.	Leases
As of September 30, 2022, the Company is a party to nine operating leases. Four of these leases are office or warehouse leases; the remaining five are equipment leases (see Note 8). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 30, 2022, this exception applies to the six EVTDS leases and to the ADOMANI Inc. Stockton, California lease, which are all month-to-month.
In applying the guidance in ASC 842, the Company has determined that all current leases should be classified as operating leases.
The Company has entered into the SRI Equipment Leases (see Note 8). Rent expense under the SRI Equipment Leases for the three and nine months ended September 30, 2022 was $23,312 and $69,936, respectively, and for the three and nine months ended September 30, 2021 was $38,853 and $66,055, respectively.
The Company has entered into the SRI Office Lease (see Note 8). Rent expense under the SRI Office Lease for the three and nine months ended September 30, 2022 was $8,190 and $18,200, respectively, and for the three and nine months ended September 30, 2021 was $4,550 and $11,270, respectively.
The Company has entered into the ABCI Office Lease (see Note 8). Rent expense under the ABCI Office Lease for the three and nine months ended September 30, 2022 was $8,400 and $25,200, respectively, and for the three and nine months ended September 30, 2021 was $8,400 and $25,200, respectively.
The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale Florida area effective February 15, 2022. The lease has a one-year
term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three and nine months ended September 30, 2022 was $4,815 and $12,038, respectively.
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
On February 4, 2020, ADOMANI, Inc. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. On April 1, 2022
,
Masters took over the remaining lease obligation for the facility.
The Company’s total net rent expense for the three and nine months ended September 30, 2022 was $52,579 and $180,746, respectively, and for the three and nine months ended September 30, 2021 was ($14,841) and $198,161, respectively.
Quantitative information regarding the Company’s leases is as follows:

	Nine Months Ended
	September 30,
	2022	2021
Lease expenses
Operating lease expenses	$56,101	$122,001
Short-term lease expenses	124,645	76,160

Total lease cost	$180,746	$198,161

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$56,890	$163,707
Weighted-average remaining lease term (in years):
Operating leases	0.62	1.28
Weighted-average discount rate:
Operating leases	14%	14%

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

As discussed in Item 1, Notes 2 and 3 to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Quarterly Report on Form 10-Q are those of EVTDS as of September 30, 2022, which include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, and for the fiscal periods ended September 30, 2022, which include the consolidated results of operations of EVTDS and Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the entire three and nine month periods. The consolidated financial statements and related disclosures as of March 31, 2021 include the consolidated balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS. The consolidated results of operations for the three months ended March 31, 2021 include the results of operations of EVTDS for the entire period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries for the post-merger period March 16, 2021 through March 31, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.

For the three months ended September 30, 2022 and 2021, we generated sales revenue of $3,882,670 and $709,092, respectively, and our net income for the three months ended September 30, 2022 was $126,749. Our net loss for the three months ended September 30, 2021 was $850,475. For the nine months ended September 30, 2022 and 2021, we generated sales revenue of $7,078,870 and $1,368,151, respectively, and our net losses were $3,410,912 and $2,402,064, respectively. The 2022 loss includes approximately $1.72 million of non-cash net expenses.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2022 to the corresponding periods ended September 30, 2021:

Sales

Sales were $3,882,670 and $709,092 for the three months ended September 30, 2022 and 2021, respectively, and $7,078,870 and $1,368,151 for the nine months ended September 30, 2022 and 2021, respectively. Sales for the three months ended September 30, 2022 consisted of three cab and chassis trucks to a dealer and 34 logistic cargo vans sold primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program. Sales for the nine months ended September 30, 2022 consisted of the sales in the third quarter plus 13 cargo vans sold to factory authorized representatives, one logistics cargo van sold to a dealer and 11 logistics cargo vans sold primarily to New Jersey customers utilizing the NJ ZIP program. In addition, three cab and chassis trucks and three used buses were also sold. Sales attributable to higher vehicle selling price were $585,125 and $746,390 for the three and nine months ended September 30, 2022, respectively.

Cost of Sales

Cost of sales were $2,046,491 and $469,611 for the three months ended September 30, 2022 and 2021, respectively, and $3,998,533 and $930,977 for the nine months ended September 30, 2022 and 2021, respectively. Cost of sales for the three and nine months ended September 30, 2022 and 2021 consisted of the costs related to the sale of the vehicles sold as described above and, in early 2022, for the costs of providing maintenance and inspection services that have been discontinued.

General and Administrative Expenses

General and administrative expenses were $1,619,210 and $1,344,840 for the three months ended September 30, 2022 and 2021, respectively, an increase of $274,370. The increase was primarily due to $143,821 of professional fees (primarily legal fees); to insurance costs of $136,252, to $100,692 of increased payroll expense; to rents of $94,952, to contract labor costs of $82,503 primarily related to engineering and technical assistance; to advertising and marketing expenses of $78,871; to travel and related expenses of $53,003 related primarily to tradeshows and sales. These increases were partially reduced by a reduction in bad debt expenses of $253,879, non cash stock-based compensation expense of $121,132, and reductions of $40,713 in other general and administrative expenses compared to the 2021 period. The third quarter 2022 general and administrative expenses include $50,000 of non-cash bad debt expense and $19,092 of non-cash depreciation expense. The general and administrative expenses for the three months ended September 30, 2021 included non-cash depreciation expense of $7,655.

General and administrative expenses were $6,142,194 and $2,766,989 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3,375,205. The increase was primarily related to $1,493,713 non-cash stock-based compensation expense recorded with respect to the stock options granted during the first quarter of 2022. Other increases were due to payroll-related expenses of $643,101; to professional fees of $372,903 (primarily legal fees); to contract labor costs of $273,421 primarily related to engineering and technical assistance; to insurance costs of $271,654; to advertising and marketing expenses of $247,944; to travel and related expenses of $151,594 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location and tradeshows, information and communications technologies of $78,388, subscriptions and continuing education of $47,162, and to increases in other general and administrative expenses of $75,204. These increases were partially reduced by a reduction in bad debt of $279,879 compared to the 2021 period. The general and administrative expenses for the nine months ended September 30, 2022 include $1,721,545 in non-cash charges, with depreciation expense of $56,700 and bad debt expense related to trade receivables of $50,000 being added to stock-based compensation expense of $1,614,845. The general and administrative expenses for the nine months ended September 30, 2021 included $468,042 in non-cash charges, including $303,879 in bad debt expense unrelated to trade accounts receivable, $121,132 in stock-based compensation expense and depreciation expense of $43,031.

Consulting Expenses

Consulting expenses were $94,187 and $36,735 for the three months ended September 30, 2022 and 2021, respectively, and $264,505 and $142,092 for the nine months ended September 30, 2022 and 2021, respectively. The increase in the current year period was due primarily to payments to an Arkansas state relationship and incentive consulting firm that assisted the Company in securing the manufacturing facility in Osceola, Arkansas and to the cost of the ASC 805 valuation report related to the Merger.

Research and Development Expenses

Research and development expenses were $25,000 and $112,412 for the three and nine months ended September 30, 2022 and no expense was incurred for the three and nine months ended September 30, 2021. The increase in the current year period was due to the development of new product lines which includes a school bus and Class 5 cab over chassis truck.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Cash flows (used in), provided by operating activities	$(8,271,750)	$(9,917,328)
Cash flows provided by investing activities	5,942,221	(3,654,626)
Cash flows provided by financing activities	106,234	22,282,308

Net change in cash, restricted cash and cash equivalents	$(2,223,295)	$8,710,354

Operating Activities

Cash (used in) operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash stock-based compensation, and changes in the asset and liability accounts.

Net cash used in operating activities for the nine months ended September 30, 2022 was $8,271,750 versus net cash used in operating activities of $9,917,328 for the nine months ended September 30, 2021, a decrease of $1,645,578. The decrease in net cash used in operating activities was due to decreases in the cash used for inventory deposits of $4,205,305; increases in net non cash items of $1,558,348 (primarily stock-based compensation expense of $1,493,713), a decrease in cash used to reduce accrued liabilities of $1,926,363; a decrease in cash used to purchase inventory of $1,039,489; a decrease in cash used to increase other non-current liabilities of $242,749; a decrease in cash used to reduce accounts payable of $230,569; and a decrease in other non-current assets of $158,265. These sources of cash were partially offset by an increase in net loss of $1,008,848; an increase in accounts receivable of $5,692,072, and an increase in prepaid expenses of $1,014,590, resulting in the net reduction of $1,645,578. .

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2022 increased by $9,596,847 to $5,942,221, as compared to cash used in investing activities of $3,654,626 during the nine months ended September 30, 2021. The increase in net cash provided by investing activities during the nine months ended September 30, 2022 is primarily due to a decrease in investments in marketable securities of $9,708,964 and the increased sale of marketable securities of $3,323,461, partially offset by the absence in 2022 of the $3,373,332 cash acquired in merger in 2021 and an increase of $62,246 in capital expenditures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 decreased by $22,176,074 to $106,234 from cash provided by financing activities in 2021 of $22,282,308. The decrease consisted primarily of the pre-merger $6,415,110 proceeds from the issuance of common stock raised by EVTDS in 2021 in anticipation of the Merger; a second common stock offering post-merger which raised $16,274,991, and $90,087 raised in 2021 from the issuance of stock for stock options that were exercised versus $120,000 raised in 2022 from the issuance of stock for stock options that were exercised. The 2021 cash provided was reduced by offering costs of $188,015; there were no offering costs incurred in the 2022 period. The proceeds from the issuance of common stock were further reduced in 2022 by the Company making installment payments of $13,766 on its debt, and in 2021 by EVTDS and ADOMANI, Inc. both repaying their SBA EIDL loans in the combined amount of $309,865.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $2,683,230 and marketable securities of $1,976,308, a combined total of $4,659,538 and working capital of approximately $20.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Line of Credit

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on September 30, 2022 and there is no current plan to borrow from it

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as the Company transfers assembly and corporate functions to the newly announced Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, the Company has no contractual obligations.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we increased our reliance on outsourced accounting help during such periods and for all periods thereafter through the date of this filing. As a result of such changes, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three months ended September 30, 2022. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

GreenPower Actions:

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

On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. While hearing on this Motion was set for October 7, 2022, on October 4 the Court cancelled the hearing and indicated it would rule on the Motion without argument. The Court’s ruling on the Motion is still pending. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Mollick/Electric DriveTrain Action:

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

Plaintiff’s counsel subsequently filed a first amended complaint, a second amended complaint, a third amended complaint, and a fourth amended complaint. Plaintiff Mollik was replaced by putative class representatives Alan K. Brooks and Electric Drivetrains, LLC (“Electric Drivetrains”). Alan K. Brooks was subsequently dropped as a putative class representative. On October 27, 2020, the Company answered the fourth amended complaint, generally denying the allegations and asserting affirmative defenses.

On July 13, 2021, Electric Drivetrains’ counsel moved to be relieved as counsel and on August 23, 2021, the court granted this motion. On August 23, 2021, the Clerk of Court issued an order to show cause why the complaint should not be stricken and matter dismissed for failure to retain new counsel to Electric Drivetrains. On October 28, 2021, Electric Drivetrains filed a substitution of attorney, substituting J. Ryan Gustafson of Good Gustafson Aumais LLP as its new counsel. On December 10, 2021, the Court vacated the order to show cause. Over the tenure of the action, Electric Drivetrain has dismissed all defendants in the action except for the Company and two former Company executives. Any and all pending cross claims between or among defendants have been resolved and dismissed.

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

On August 31, 2022, Electric Drivetrains filed its Fifth Amended Complaint, which: i) drops certain class allegations; ii) adds certain state law claims; iii) and drops certain factual allegations but leaves the remaining claims against defendants intact. On October 6, 2022, the Company and remaining defendants filed their respective answer denying the allegations and asserting counterclaims. On the same day, the Company cross claimed against Electric Drivetrains and its managing member. The Court has set a trial setting conference on December 21, 2022. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the settlement of the Mollik action and Brooks action, the Company issued 20,415 shares to Mr. Brooks on July 12, 2022. These securities were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.

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

Envirotech Vehicles, Inc.

Date: November 14, 2022	By:	/s/ Phillip W. Oldridge Phillip
W. Oldridge Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Christian S. Rodich
Christian S. Rodich Chief
Financial Officer
(Principal Financial and Accounting Officer)