Form 10-Q/A
period 2022-03-31
Envirotech Vehicles, Inc.
filed 2023-09-22
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.00001 per share	EVTV	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 13 thereto, and other information related to such restated financial information. Except for Items 1 and 2 of Part I and Item 6 of Part II, no other information is amended by this Form 10-Q/A.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$4,040,542	$4,846,490
Restricted cash	60,063	60,035
Marketable securities	4,998,500	8,002,700
Accounts receivable	1,517,382	1,428,030
Inventory, net	7,286,306	3,850,541
Inventory deposits	3,470,965	4,503,079
Prepaid expenses	207,395	332,514
Total current assets	21,581,153	23,023,389
Property and equipment, net	265,955	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	75,869	236,639
Total assets	$73,698,644	$75,307,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,524	$238,464
Accrued liabilities	753,756	1,280,020
Notes payable, net	31,788	31,788
Total current liabilities	956,068	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	5,298	13,245
Total liabilities	961,366	1,565,944
Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 299,929,841 and 298,160,160 issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	2,999	2,981
Additional paid-in capital	83,795,501	81,863,243
Accumulated deficit	(11,061,222)	(8,124,360)
Total stockholders’ equity	72,737,278	73,741,864
Total liabilities and stockholders’ equity	$73,698,644	$75,307,808

* The Consolidated Balance Sheet as of March 31, 2022 has been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)*
Sales	$89,900	$470,793
Cost of sales	76,427	313,434
Gross profit	13,473	157,359
Operating expenses:
General and administrative	2,882,848	585,903
Consulting	70,800	10,250
Total operating expenses, net	2,953,648	596,153
Loss from operations	(2,940,175)	(438,794)
Other income (expense):
Interest income (expense), net	12,272	(922)
Other expense	(8,959)	(494)
Total other income (expense)	3,313	(1,416)
Loss before income taxes	(2,936,862)	(440,210)
Income tax expense	—	(218,300)
Net loss	$(2,936,862)	$(658,510)
Net loss per share to common stockholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted shares used in the computation of net loss per share:
Basic and diluted	298,537,193	45,374,856

* The Consolidated Statement of Operations for the three months ended March 31, 2022 has been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022 (Restated)* and 2021

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	298,160,160	$2,981	$81,863,243	$(8,124,360)	$73,741,864
Common stock issued for cash	1,000,000	10	119,990	—	120,000
Common stock issued for lawsuit settlement	769,681	8	197,423	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	299,929,841	$2,999	$83,795,501	$(11,061,222)	$72,737,278

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$100	$—	$(472,260)	$(472,160)
Common stock issued for cash	142,558,000	1,425	6,413,785	—	6,415,210
Common stock retained in merger	112,675,558	1,027	53,508,495	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)
Balance, March 31, 2021	255,233,559	$2,552	$59,765,837	$(1,130,770)	$58,637,619

* The Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 has been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)*
Cash flows from operating activities:
Net loss	$(2,936,862)	$(658,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,659	7,996
Unrealized loss on marketable securities	4,137	—
Stock based compensation expense	1,614,845	—
Changes in assets and liabilities:
Accounts receivable	(89,352)	(151,824)
Inventory	(3,435,765)	(331,361)
Inventory deposits	1,032,114	—
Prepaid expenses	125,119	38,705
Other non-current assets	160,770	244,487
Accounts payable	(67,940)	(416,461)
Accrued liabilities	(331,259)	(1,530,046)
Other non-current liabilities	—	(98,866)
Net cash (used in) operating activities	(3,905,534)	(2,895,880)
Cash flows from investing activities:
Purchase of property and equipment, net	(12,502)	—
Investment in marketable securities	(999,937)	—
Sale of marketable securities	4,000,000	—
Cash acquired in merger	—	3,373,332
Net cash provided by investing activities	2,987,561	3,373,332
Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	6,415,110
Payments for deferred offering costs	—	(156,443)
Principal advances from (repayments on) debt	(7,947)	(152,835)
Net cash provided by financing activities	112,053	6,105,832
Net change in cash, and restricted cash	(805,920)	6,583,284
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132
Cash, restricted cash and cash equivalents at the end of the period	$4,100,605	$8,513,416
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
Non-cash common stock lawsuit settlement	$197,431	$—

* The Consolidated Statement of Cash Flows for the three months ended March 31, 2022 has been restated. See Note 13.

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

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition— The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At March 31, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 82 percent of the outstanding accounts receivable; for the three months ended March 31, 2022, one customer accounted for 100% of the reported revenue.

In applying ASC Topic 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered, and the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, the title of the vehicle is transferred to the customer.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,063 and $60,035 restricted cash at March 31, 2022 and at December 31, 2021, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes,U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At March 31, 2022, the aggregate amount of the Company’s investments in marketable securities was $4,998,500. These securities had original maturity dates ranging from 122 days to 364 days, and at March 31, 2022, the remaining maturity dates on these securities ranged from 14 days to 77 days. Investments in marketable securities at December 31, 2021 were $8,002,700.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,517,382 and $1,428,030 as of March 31, 2022 and December 31, 2021, respectively. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to six months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. Because the trade accounts receivable balance at March 31, 2022 is from credit-worthy customers, many of whom are our Company’s Factory Authorized Representatives (“FARs”), and because the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of March 31, 2022 or December 31, 2021. As discussed above, at March 31, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 82 percent of the outstanding accounts receivable; for the three months ended March 31, 2022, one customer accounted for 100 percent of the reported revenue.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology, and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $7,298,735 as of March 31, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of March 31, 2022, resulting in a net inventory balance of $7,286,306 as of March 31, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance, resulting in net inventory of $3,850,541 as of December 31, 2021.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $3,470,965 and $4,503,079 as of March 31, 2022 and December 31, 2021, respectively. Deposits paid to two vendors accounted for approximately 95 percent of the deposits outstanding at March 31, 2022; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 98 percent of the cost of sales for the three months ended March 31, 2022.

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

Goodwill—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead. to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at March 31, 2022 and at December 31, 2021 that $51,775,667 in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $58,139 for the year ended December 31, 2021. No costs were incurred during the three-months ended March 31, 2022.

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

The unaudited consolidated statement of operations for the three months ended March 31, 2021 included $151,793 of revenue and a loss from operations of $(144,015) contributed by ADOMANI, Inc. and its subsidiaries, excluding EVTDS. Since the closing of the Merger on March 15, 2021, primarily due to the fact that EVTDS brought no employees or sales people to the merged entity, and that sales and operating activities have been conducted on a company-wide basis, not on the basis of either EVTDS alone or the ADOMANI entities alone, other than nominal expense items related to EVTDS leases assumed in the Merger, all accounting subsequent to the closing of the Merger has been and will continue to be done on a consolidated basis. Therefore, the Company cannot segregate the operating results of operations between the formerly separate entities in the current periods.

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

For the three months
ended
Pro forma combined results of operations	March 31, 2021
Sales	$168,204
Net loss	$(3,302,434)

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

4.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$54,300	$41,799
Leasehold improvements	28,112	28,112
Machinery & equipment	86,266	86,266
Vehicles	252,724	252,724
Test/Demo vehicles	15,784	15,784
Total property and equipment	437,186	424,685
Less accumulated depreciation	(171,231)	(152,572)
Net property and equipment	$265,955	$272,113

Depreciation expense was $18,659 and $7,996, respectively, for the three months ended March 31, 2022, and March 31, 2021.

5.	Debt

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

As a result of the Merger closing (see Note 3), as of March 15, 2021, the Company had outstanding warrants to purchase an aggregate of 10,681,327 shares of common stock, 2,056,326 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. In connection with the second closing of the Financing discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2022, the Company issued additional warrants to purchase up to 19,166,667 shares of its common stock, all of which were exercisable as of March 31, 2022. The Company’s outstanding warrants as of March 31, 2022 is summarized as follows, and all were exercisable at that date.

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

As a result of the Merger closing (see Notes 2 and 3) there were 12,992,857 fully vested stock options outstanding at March 15, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at March 31, 2022 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2021	6,770,000	$0.29	6.98
Options granted during 3 months ended March 31, 2022:
Options Granted at $0.10 Exercise Price	5,000,000	$0.10
Options Granted at $0.12 Exercise Price	1,817,855	$0.12
Options Granted at $0.181 Exercise Price	55,249	$0.181
Options Granted at $0.45 Exercise Price	22,222	$0.45
Exercised	(1,000,000)	$0.12
Cancelled / Forfeited at $0.45 Exercise Price	(500,000)	$0.45
Subtotal, as follows:	12,165,326
Outstanding Options at $0.10 Exercise Price	5,000,000	$0.10	9.80
Outstanding Options at $0.12 Exercise Price	1,817,855	$0.12	9.80
Outstanding Options at $0.181 Exercise Price	55,249	$0.181	4.84
Outstanding Options at $0.45 Exercise Price	5,157,222	$0.45	8.71
Outstanding Options at $1.31 Exercise Price	135,000	$1.31	6.05
Outstanding at March 31, 2022	12,165,326	$0.27	9.27

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of March 31, 2022:

	Payments due by period
					More
		Less than		44 -55	than 5
	Total	one year	1 - 3 years	years	years
Operating lease obligations	$19,292	$16,853	$2,439	$—	$—
Employment contracts	2,375,000	500,000	1,500,000	375,000	—
Total	$2,394,292	$516,853	$1,502,439	$375,000	$—

10.	Contingencies

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

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others (the “Brooks Case”). The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. We answered the FAC on November 12, 2019, generally denying the allegations in the FAC and asserting affirmative defenses. Fact discovery in this matter remains ongoing. On August 10, 2021, we filed a motion for summary judgement and dismissal of plaintiff’s FAC. The parties participated in two days of mediation with Mark LeHocky. Mr. LeHocky provided the parties with a mediator’s proposal. Both parties accepted the proposal and reduced the proposal to a written settlement agreement. Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs $197,500 in cash and $197,500 in shares of common stock. In addition, the Company’s insurance carrier has agreed to pay plaintiffs $170,000. On January 14, 2022, the parties filed a joint motion for an order approving the fairness of the terms of the settlement agreement. On March 7, 2022, the Court issued an Order approving the settlement and the parties are in the process of effectuating its terms. On April 5, 2022, the Company and Boustead resolved Boustead’s cross claim for indemnification in the Brooks action. This settlement is still subject to court approval. There are no further claims pending in the Brooks action and, if and when the Court approves the settlement, it should be dismissed.

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

The Company evaluates subsequent events through September 22, 2023, which is the date the financial statements were issued or available to be issued.

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

In March 2023, the Company ("Sublessee") entered into an agreement with  Berthaphil, Inc. ("Sublessor") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 ("turnover date") and a rental commencement date of September 1, 2023. There is a grace period of two months for rental payments, starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. The sublease may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence both in the region and the United States of America.

13.	Restatement

During the preparation of its Form 10-K for the year ended December 31, 2022, the Company identified misstatements with respect to recognition of sales revenue and related cost of sales during each of the three month periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Management identified vehicle sales transactions where sales revenue and related cost of sales were incorrectly recognized upon approval of customer purchase incentives by certain government-sponsored electric vehicle incentive programs. Management determined that such approval did not coincide with a transfer of control under ASC Topic 606, Revenue from Contracts with Customers, and that revenue should have been recognized upon delivery of the vehicles to the customer.

The Company has restated its Consolidated Balance Sheet as of March 31, 2022, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the three months ended March 31, 2022 to correct the misstatements described above.

The following table summarizes the effects of the restatement as of and for the three months ended March 31, 2022. Corresponding changes were made in the Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows. The restatement had no net effect on the cash flows of the Company.

	As Previously Reported	As Restated
Consolidated Balance Sheet Information:
Accounts receivable	$2,535,982	$1,517,382
Inventory, net	6,736,161	7,286,306
Total current assets	21,990,618	21,581,153
Total assets	74,108,109	73,698,644
Accumulated deficit	(10,651,757)	(11,061,222)
Total stockholders’ equity	73,146,743	72,737,278
Total liabilities and stockholders’ equity	74,108,109	73,698,644

Consolidated Statement of Operations Information:
Sales	$1,108,500	$89,900
Cost of sales	691,562	76,427
Gross profit	416,938	13,473
Loss from operations	(2,530,710)	(2,940,175)
Loss before income taxes	(2,527,397)	(2,936,862)
Net loss	(2,527,397)	(2,936,862)
Net loss per share – basic and diluted	(0.01)	(0.01)

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

For the three months ended March 31, 2022 and 2021, respectively, we generated sales revenue of $89,900 and $470,793, respectively, and our net losses were $2,936,862 and $658,510, respectively. The 2022 loss includes approximately $1.6 million of non-cash expenses.

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

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2022 to the corresponding periods ended March 31, 2021:

Sales

Sales were $89,900 and $470,793 for the three months ended March 31, 2022 and 2021, respectively. Sales for the three months ended March 31, 2022 consisted of one cargo van sold to a customer who utilized a voucher from the NJ Zip program. Sales for the three months ended March 31, 2021 consisted of four cargo vans and one Class 4 truck.

Cost of Sales

Cost of sales were $76,427 and $313,434 for the three months ended March 31, 2022 and 2021, respectively. Cost of sales for the three months ended March 31, 2022 and 2021 consisted of the costs related to the sale of the vehicles sold as described above and, for the three months ended March 31, 2021 only, the costs of providing maintenance and inspection services.

General and Administrative Expenses

General and administrative expenses were $2,882,848 and $585,903 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,296,945. The increase was primarily related to $1,614,845 non-cash stock-based compensation expense recorded with respect to the stock options granted during the 2022 quarter compared to no similar expense recorded during the 2021 period. Other increases were due to payroll-related expenses of $342,769; to contract labor costs of $101,856 primarily related to engineering and technical assistance; to advertising and marketing expenses of $93,150; to insurance costs of $82,835; and to travel and related expenses of $79,213 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location; and to increases in other general and administrative expenses of $147,119. These increases were reduced by a reduction in legal fees of $164,842 compared to the 2021 period. The first quarter 2022 general and administrative expenses include $1,633,504 in non-cash charges, with depreciation expense of $18,659 being added to the stock-based compensation expense discussed above. The general and administrative expenses for the three months ended March 31. 2021 included non-cash depreciation expense of $7,996.

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

Net cash used in operating activities for the three months ended March 31, 2022 was $3,905,534 versus net cash used in operating activities of $2,895,880 for the three months ended March 31, 2021, an increase of $1,009,654. The increase in net cash used in operating activities was due to an increase in net loss of $2,278,352 and an increase in inventory additions of $3,104,404. These uses of cash were partially offset by an increase in non-cash expenses of $1,629,645 (primarily stock-based compensation expense of $1,614,845); a reduction in decreased accrued liabilities of $1,198,787, a reduction in inventory deposits of $1,032,114; a decrease in the use of cash to reduce accounts payable of $348,521, and to a $164,035 net decrease in the use of cash in the remaining balance sheet accounts.

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

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $4,040,542 and marketable securities of $4,998,500, a combined total of $9,039,042 and working capital of approximately $20.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

In February 2022, the Company announced Osceola, Arkansas as the site of its state-of-the-art manufacturing facility and new corporate offices. The Company has moved into an approximately 580,000 square foot facility and is currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for the Company to obtain local tax incentives granted to the Company of up to $27 million, provided that the Qualifying expenditures are made. The Company is not currently contractually obligated to make the expenditures.

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

The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts, which was approximately $5.7 million as of March 31, 2021. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow on March 31, 2022, was approximately $8.1 million. There was no principal amount outstanding at that date. The line of credit and related interest expense was repaid in full on February 3, 2020. While the line of credit is still available to the Company with Morgan Stanley, there is no current plan to use it.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Offer Letter with Christian S. Rodich dated February 3, 2022	8-K	001-38078	10.1	2/8/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.
Date: September 22, 2023	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)
Date: September 22, 2023	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)