Form 10-Q/A
period 2022-06-30
Envirotech Vehicles, Inc.
filed 2023-09-22
CIK 1563568

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

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$4,270,421	$4,846,490
Restricted cash	60,091	60,035
Marketable securities	2,002,472	8,002,700
Accounts receivable	2,935,465	1,428,030
Inventory, net	6,578,992	3,850,541
Inventory deposits	4,571,725	4,503,079
Prepaid expenses	272,268	332,514
Total current assets	20,691,434	23,023,389
Property and equipment, net	286,976	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	78,369	236,639
Total assets	$72,832,446	$75,307,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,486	$238,464
Accrued liabilities	751,125	1,280,020
Notes payable, net	254,139	31,788
Total current liabilities	1,271,750	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	—	13,245
Total liabilities	1,271,750	1,565,944
Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,000,673 and 14,912,178 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	150	149
Additional paid-in capital	83,798,350	81,866,075
Accumulated deficit	(12,237,804)	(8,124,360)
Total stockholders’ equity	71,560,696	73,741,864
Total liabilities and stockholders’ equity	$72,832,446	$75,307,808

* The Consolidated Balance Sheet as of June 30, 2022 has been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(Restated)*		(Restated)*
Sales	$1,505,910	$188,266	$1,595,810	$659,059
Cost of sales	845,008	147,932	921,435	461,366
Gross profit	660,902	40,334	674,375	197,693
Operating expenses
General and administrative	1,646,136	836,246	4,528,984	1,422,149
Consulting	99,518	95,108	170,318	105,358
Research and development	87,412	—	87,412	—
Total operating expenses, net	1,833,066	931,354	4,786,714	1,527,507
Loss from operations	(1,172,164)	(891,020)	(4,112,339)	(1,329,814)
Other income (expense):
Interest income, net	(4,516)	(4,837)	7,756	(5,759)
Other income, net	98	2,778	(8,861)	2,284
Total other income (expense)	(4,418)	(2,059)	(1,105)	(3,475)
Loss before income taxes	(1,176,582)	(893,079)	(4,113,444)	(1,333,289)
Income tax expense	—	—	—	(218,300)
Net loss	$(1,176,582)	$(893,079)	$(4,113,444)	$(1,551,589)
Net loss per share to common stockholders:
Basic and diluted	$(0.08)	$(0.06)	$(0.27)	$(0.19)
Weighted shares used in the computation of net loss per share:
Basic and diluted	14,996,631	13,921,580	14,961,938	8,137,852

* The Consolidated Statements of Operations for the three and six months ended June 30, 2022 have been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2022 (Restated)* and 2021

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,178	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,495	0	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(11,061,222)	$72,737,278
Net loss	—	—	—	(1,176,582)	(1,176,582)
Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(12,237,804)	$71,560,696

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$—	$100	$(472,260)	$(472,160)
Common stock issued for cash	7,129,887	72	6,415,139	—	6,415,210
Common stock retained in merger	5,635,348	56	53,509,466	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)
Balance, March 31, 2021	12,765,236	$128	$59,768,262	$(1,130,770)	$58,637,619
Common stock issued for cash	1,936,813	19	16,322,030	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)
Balance, June 30, 2021	14,702,049	$147	$76,058,720	$(2,023,849)	$74,035,017

* The Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 have been restated. See Note 13.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
	(Restated)*
Cash flows from operating activities:
Net loss	$(4,113,444)	$(1,551,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,608	35,376
Unrealized loss on marketable securities	4,137	(10,190)
Stock based compensation expense	1,614,845	—
Changes in assets and liabilities:
Accounts receivable	(1,507,435)	(146,804)
Inventory	(2,728,452)	(1,208,657)
Inventory deposits	(68,646)	(292,879)
Prepaid expenses	60,246	(1,950,600)
Other assets	158,270	265,523
Accounts payable	28,023	(239,413)
Accrued liabilities	(331,464)	(1,800,582)
Other liabilities	219,924	82,347
Net cash used in operating activities	$(6,626,388)	$(6,817,468)
Cash flows from investing activities:
Purchase of property and equipment, net	$(52,471)	$(183,076)
Investment in marketable securities	(2,003,909)	(12,000,000)
Sale of marketable securities	8,000,000	—
Cash acquired in merger	—	3,373,332
Net cash provided by (used in) investing activities	$5,943,620	(8,809,744)
Cash flows from financing activities:
Proceeds from issuance of common stock	$120,000	$22,737,159
Payments for deferred offering costs	—	(188,015)
Principal advances from (repayments on) debt	(13,245)	(309,865)
Net cash provided by financing activities	106,755	22,239,279
Net change in cash, and restricted cash	(576,013)	6,612,067
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132
Cash, restricted cash and cash equivalents at the end of the period	$4,330,512	$8,542,199
Supplemental cash flow disclosures:
Cash paid for interest expense	$1,227	$2,283
Cash paid for income taxes	$—	$—
Non-cash common stock lawsuit settlement, reverse stock split rounding	$199,162	$—

* The Consolidated Statement of Cash Flows for the six months ended June 30, 2022 has been restated. See Note 13.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At June 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 64 percent of the outstanding accounts receivable; for the six months ended June 30, 2022, eight customers accounted for 100% of the reported revenue, with three of the eight customers accounting for approximately 74 percent of the year-to-date gross revenue recorded.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $2,935,465 and $1,428,030 as of June 30, 2022 and December 31, 2021, respectively. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to six months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. Because the trade accounts receivable balance at June 30, 2022 is from credit-worthy customers, many of whom are our Company’s Factory Authorized Representatives (“FARs”), and because the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date, no allowance has been recorded relative to the trade accounts receivable balance as of June 30, 2022 or December 31, 2021. Account receivable balances guaranteed by state grant funding as a percentage of total were 70% and 70% on June 30, 2022 and December 31, 2021, respectively. As discussed above, at June 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 64 percent of the outstanding accounts receivable; for the six months ended June 30, 2022, eight customers accounted for 100 percent of the reported revenue, with three of the eight customers accounting for approximately 74 percent of the year-to-date gross revenue recorded.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,591,421 as of June 30, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of June 30, 2022, resulting in a net inventory balance of $6,578,992 as of June 30, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance, resulting in net inventory of $3,850,541 as of December 31, 2021.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $4,571,725 and $4,503,079 as of June 30, 2022 and December 31, 2021, respectively. Deposits paid to three vendors accounted for 84 percent of the deposits outstanding at June 30, 2022; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 97 percent of the cost of sales for the three months ended June 30, 2022.

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

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $58,139 for the year ended December 31, 2021. Research and development costs were $87,412 during the six-months ended June 30, 2022.

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

For purposes of the pro forma disclosures above, there were no adjustments required for the six months ended June 30, 2022 because there were no transactions between EVTDS and ADOMANI, Inc. during that period. For the three months ended June 30, 2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. For purposes of the pro forma disclosures above, the adjustments for the six months ended June 30, 2021, reduced sales by $319,000 and increased the net loss by $91,800. The sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for the three months ended March 31, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

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

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,649. During the second quarter of 2022, the Company also entered into a financing arrangement in connection with an insurance contract in the amount of $225,000. This amount is payable within one year from the date of the arrangement. As of June 30, 2022, $254,139 is reflected on the consolidated balance sheet as current notes payable.

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

During the preparation of its Form 10-K for the year ended December 31, 2022, management of the Company identified misstatements with respect to recognition of sales revenue and related cost of sales during each of the three month periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Management identified vehicle sales transactions where sales revenue and related cost of sales were incorrectly recognized upon approval of customer purchase incentives by certain government-sponsored electric vehicle incentive programs. Management determined that such approval did not coincide with a transfer of control under ASC Topic 606, Revenue from Contracts with Customers, and that revenue should have been recognized upon delivery of the vehicles to the customer.

In addition, unrelated to the misstatement disclosed above, Management also recorded an increase in prepaid expenses of $225,000 with a corresponding increase in Notes Payable, net to reflect an omitted transaction in the second quarter.

The Company has restated its Consolidated Balance Sheet as of June 30, 2022, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the three month and six month periods ended June 30, 2022 to correct the misstatements described above.

The following table summarizes the effects of the restatement as of June 30, 2022 and for the three month and six month periods ended June 30, 2022. Corresponding changes were made in the Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows. The restatement had no net effect on the cash flows of the Company.

	June 30, 2022
Consolidated Balance Sheet Information:	As Previously Reported	As Restated

Accounts receivable	$4,542,295	$2,935,465
Inventory, net	5,607,135	6,578,992
Inventory deposits	4,518,975	4,571,725
Prepaid expenses	47,268	272,268
Total current assets	21,048,657	20,691,434
Total assets	73,189,669	72,832,446
Accrued liabilities	757,565	751,125
Notes payable, net	29,139	254,139
Total current liabilities	1,053,190	1,271,750
Total liabilities	1,053,190	1,271,750
Accumulated deficit	(11,662,021)	(12,237,804)
Total stockholders’ equity	72,136,479	71,560,696
Total liabilities and stockholders’ equity	73,189,669	72,832,446

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Consolidated Statement of Operations Information:	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$2,087,700	1,505,910	$3,196,200	$1,595,810
Cost of sales	1,260,480	845,008	1,952,042	921,435
Gross profit	827,220	660,902	1,244,158	674,375
General and Administrative	1,646,136	1,646,136	4,522,984	4,528,984
Loss from operations	(1,005,846)	(1,172,164)	(3,536,556)	(4,112,339)
Loss before income taxes	(1,010,264)	(1,176,582)	(3,537,661)	(4,113,444)
Net loss	(1,010,264)	(1,176,582)	(3,537,661)	(4,113,444)
Net loss per share – basic and diluted	$(0.07)$	(0.08)	$(0.24)	$(0.27)

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

For the three months ended June 30, 2022 and 2021, we generated sales revenue of $1,505,910 and $188,266, respectively, and our net losses were $1,176,582 and $893,079, respectively. For the six months ended June 30, 2022 and 2021, we generated sales revenue of $1,595,810 and $659,059, respectively, and our net losses were $4,113,444 and $1,551,589, respectively. The 2022 loss includes approximately $1.65 million of non-cash expenses.

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

Results of Operations

The following discussion compares operating data for the three and six months ended June 30, 2022 to the corresponding periods ended June 30, 2021:

Sales

Sales were $1,505,910 and $188,266 for the three months ended June 30, 2022 and 2021, respectively, and $1,595,810 and $659,059 for the six months ended June 30, 2022 and 2021, respectively. Sales for the three and six months ended June 30, 2022, primarily consisted of sales of cargo vans. Sales for the three months ended June 30, 2022 increased by $1,317,644 or 700% compared to sales for the three months ended June 30, 2021 while sales for the six months ended June 30, 2022 increased by $936,751 or 142%  compared to sales for the same period in 2021 primarily due to, among other things, favorable market conditions s more customers took advantage of the various governmental programs that awarded rebates for purchases of electric vehicles.

Cost of Sales

Cost of sales were $845,008 and $147,932 for the three months ended June 30, 2022 and 2021, respectively, and $921,435 and $461,366 for the six months ended June 30, 2022 and 2021, respectively. Cost of sales for the three and six months ended June 30, 2022 and 2021 consisted of the costs related to the sale of the vehicles sold as described above and for the costs of providing maintenance and inspection services.

General and Administrative Expenses

General and administrative expenses were $1,646,136 and $836,246 for the three months ended June 30, 2022 and 2021, respectively, an increase of $809,890. The increase was primarily due to $389,036 of professional fees mostly legal fees; to $199,640 of increased payroll expense; to contract labor costs of $95,062 primarily related to engineering and technical assistance; to advertising and marketing expenses of $75,923; to insurance costs of $52,568; and to travel and related expenses of $62,000 related primarily to tradeshows; and to increases in other general and administrative expenses of $12,780. These increases were partially reduced by a reduction in rents of $77,117 compared to the 2021 period. The second quarter 2022 general and administrative expenses include $18,948 non-cash depreciation expense. The general and administrative expenses for the three months ended June 30, 2021 included non-cash depreciation expense of $27,380.

General and administrative expenses were $4,528,984 and $1,422,149 for the six months ended June 30, 2022 and 2021, respectively, an increase of $3,100,835. The increase was primarily related to $1,614,845 non-cash stock-based compensation expense recorded with respect to the stock options granted during the first quarter of 2022 compared to no similar expense recorded during the 2021 period. Other increases were due to payroll-related expenses of $542,409; to professional fees of $229,082 mostly legal fees; to contract labor costs of $190,917 primarily related to engineering and technical assistance; to advertising and marketing expenses of $169,073; to travel and related expenses of $139,959 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location and tradeshows; to insurance costs of $135,402; and to increases in other general and administrative expenses of $163,983. These increases were partially reduced by a reduction in rents of $84,835 compared to the 2021 period. The general and administrative expenses for the six months ended June 30, 2022 include $1,652,453 in non-cash charges, with depreciation expense of $37,608 being added to the stock-based compensation expense discussed above. The general and administrative expenses for the six months ended June 30. 2021 included non-cash depreciation expense of $35,576.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Cash flows (used in), provided by operating activities	$(6,626,388)	$(6,817,468)
Cash flows provided by investing activities	5,943,620	(8,809,744)
Cash flows provided by financing activities	106,755	22,239,279
Net change in cash, restricted cash and cash equivalents	$(576,013)	$6,612,067

Operating Activities

Cash (used in) operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash stock-based compensation, and changes in the asset and liability accounts.

Net cash used in operating activities for the six months ended June 30, 2022 was $6,626,388 versus net cash used in operating activities of $6,817,467 for the six months ended June 30, 2021, a decrease of $191,080. The decrease in net cash used in operating activities was due to a decrease in prepaid expenses of $2,010,846, an increase in non-cash expenses of $1,617,077 (primarily stock-based compensation expense of $1,614,845), a reduction in decreased accrued liabilities of $1,469,118, and a decrease in inventory deposits of $224,233. These uses of cash were partially offset by an increase in net loss of $2,561,855, an increase in accounts receivable of $1,360,631, and an increase in inventory additions of $1,519,795.

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $4,270,421 and marketable securities of $2,002,472, a combined total of $6,272,894 and working capital of approximately $19.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Line of Credit

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest of 5.9% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed $1,000,000 of such cash, cash equivalents, and marketable securities balances. There was no principal amount outstanding on June 30, 2022 and there is no current plan to borrow from it.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure about our executive compensation arrangements.

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