Form 10-Q/A
period 2022-09-30
Envirotech Vehicles, Inc.
filed 2023-09-22
CIK 1563568

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

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 12 thereto, and other information related to such restated financial information. Except for Items 1 and 2 of Part I and Item 6 of Part II, no other information is amended by this Form 10-Q/A.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$2,623,099	$4,846,490
Restricted cash	60,131	60,035
Marketable securities	1,976,308	8,002,700
Accounts receivable	3,384,936	1,428,030
Inventory, net	5,954,375	3,850,541
Inventory deposits	4,855,049	4,503,079
Prepaid expenses	709,621	332,514
Total current assets	19,563,519	23,023,389
Property and equipment, net	305,617	272,113
Goodwill	51,775,667	51,775,667
Other non-current assets	78,374	236,639
Total assets	$71,723,177	$75,307,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,545	$238,464
Accrued liabilities	767,026	1,280,020
Notes payable, net	414,444	31,788
Total current liabilities	1,343,015	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable, net	18,234	13,245
Total liabilities	1,361,249	1,565,944

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 14,912,189 Issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	150	149
Additional paid-in capital	83,923,350	81,866,075
Accumulated deficit	(13,561,572)	(8,124,360)
Total stockholders’ equity	70,361,928	73,741,864
Total liabilities and stockholders’ equity	$71,723,177	$75,307,808

* The Consolidated Balance Sheet as of September 30, 2022 has been restated. See Note 12.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(Restated)*		(Restated)*
Sales	$1,029,280	$709,092	$2,625,090	$1,368,151
Cost of sales	677,855	469,611	1,599,290	930,977
Gross profit	351,425	239,481	1,025,800	437,174
Operating expenses
General and administrative	1,584,973	1,344,840	6,113,957	2,766,989
Consulting	94,187	36,734	264,505	142,092
Research and development	25,000	—	112,412	—
Total operating expenses, net	1,704,160	1,381,574	6,490,874	2,909,081
Loss from operations	(1,352,735)	(1,142,093)	(5,465,074)	(2,471,907)
Other income (expense):
Interest income, net	30,200	8,116	37,956	2,357
Other (expense) income	(1,233)	285,902	(10,094)	288,186
Total other income	28,967	294,018	27,862	290,543
Loss before income taxes	(1,323,768)	(848,075)	(5,437,212)	(2,181,364)
Income tax expense	—	(2,400)	—	(220,700)
Net loss	$(1,323,768)	$(850,475)	$(5,437,212)	$(2,402,064)
Net loss per share to common stockholders:
Basic and diluted	$(0.09)	$(0.06)	$(0.36)	$(0.23)
Weighted shares used in the computation of net income (loss) per share:
Basic and diluted	15,013,236	14,715,694	14,981,836	10,349,101

* The Consolidated Statements of Operations for the three and nine months ended September 30, 2022 have been restated. See Note 12.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2022 (Restated)* and 2021

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,189	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,484	—	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(11,061,222)	$72,737,278
Net loss	—	—	—	(1,176,582)	(1,176,582)
Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(12,237,804)	$71,560,696
Common stock issued for lawsuit settlement	20,415	—	125,000	—	125,000
Net loss	—	—	—	(1,323,768)	(1,323,768)
Balance, September 30, 2022	15,021,088	$150	$83,923,350	$(13,561,572)	$70,361,928

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1	$—	$100	$(472,260)	$(472,160)
Common stock issued for cash	7,129,887	72	6,415,139	—	6,415,210
Common stock retained in merger	5,635,348	56	53,509,466	—	53,509,522
Offering costs netted against proceeds common stock	—	—	(156,443)	—	(156,443)
Net loss	—	—	—	(658,510)	(658,510)
Balance, March 31, 2021	12,765236	$128	$59,768,262	$(1,130,770)	$58,637,619
Common stock issued for cash	1,936,813	19	16,322,030	—	16,322,049
Offering costs netted against proceeds	—	—	(31,572)	—	(31,572)
Net loss	—	—	—	(893,079)	(893,079)
Balance, June 30, 2021	14,702,049	$147	$76,058,720	$(2,023,849)	$74,035,018
Common stock issued for cash	17,934	—	43,028	—	43,028
Stock based compensation	—	—	121,132	—	121,132
Net loss	—	—	—	(850,475)	(850,475)
Balance, September 30, 2021	14,719,983	$147	$76,222,880	$(2,874,324)	$73,348,703

* The Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 have been restated. See Note 12.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(Restated)*
Cash flows from operating activities:
Net loss	$(5,437,212)	$(2,402,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,700	43,031
Unrealized loss on marketable securities	(6,033)	(20,359)
Stock based compensation expense	1,614,845	121,132
Provision for bad debt	—	303,879
Gain on debt forgiveness	—	(290,519)
Changes in assets and liabilities:
Accounts receivable	(1,956,906)	(734,267)
Inventory	(2,103,834)	(792,800)
Inventory deposits	(351,970)	(4,514,665)
Prepaid expenses	(377,107)	637,483
Other assets	158,265	—
Accounts payable	(76,919)	(307,488)
Accrued liabilities	(194,907)	(1,734,270)
Other liabilities	403,328	(226,421)
Net cash used in operating activities	(8,271,750)	(9,917,328)
Cash flows from investing activities:
Purchase of property and equipment, net	(90,204)	(27,958)
Investment in marketable securities	(2,291,036)	(12,000,000)
Sale of marketable securities	8,323,461	5,000,000
Cash acquired in merger	—	3,373,332
Net cash provided by (used in) investing activities	5,942,221	(3,654,626)
Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	22,780,188
Payments for deferred offering costs	—	(188,015)
Principal repayments on debt	(13,766)	(309,865)
Net cash provided by financing activities	106,234	22,282,308
Net change in cash, restricted cash and cash equivalents	(2,223,295)	8,710,354
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132
Cash, restricted cash and cash equivalents at the end of the period	$2,683,230	$10,640,486

Supplemental cash flow disclosures:
Cash paid for interest expense	$2,272	$4,944
Cash paid for income taxes	$—	$2,400
Non-cash common stock lawsuit settlement	$322,431	$—

* The Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 has been restated. See Note 12.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At September 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 64% of the outstanding accounts receivable; for the nine months ended September 30, 2022, 11 customers accounted for 100% of the reported revenue, with five of the 11 customers accounting for approximately 67% of the year-to-date revenue recorded.

In applying ASC Topic 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered and the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, the title of the vehicle is transferred to the customer.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of severalfactors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $3,384,936 as of September 30, 2022. The Company had trade accounts receivable of $1,428,030 as of December 31, 2021 with no allowance for bad debt. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at September 30, 2022 is from credit-worthy customers, many of whom are our Company’s FARs, the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date. Account receivable balances guaranteed by state grant funding as a percentage of total were 82% and 70% on September 30, 2022 and December 31, 2021, respectively. As discussed above, at September 30, 2022, the Company did have a concentration of customers; five customers’ balances account for approximately 64% of the outstanding accounts receivable; for the nine months ended September 30, 2022, 11 customers accounted for 100 percent of the reported revenue, with five of the 11 customers accounting for approximately 67% of the quarterly revenue recorded.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out(“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $5,966,804 as of September 30, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of September 30, 2022, resulting in a net inventory balance of $5,594,375 as of September 30, 2022. The Company had finished goods inventory on hand and a related inventory valuation of $3,862,970 and $12,429 allowance, ressulting in net inventory of $3,850,541 as of December 31, 2021.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $4,855,049 and $4,503,079 as of September 30, 2022 and December 31, 2021, respectively. Deposits paid to three vendors accounted for approximately 89 percent of the deposits outstanding at September 30, 2022.

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

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

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

Goodwill—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at September 30,2022 and December 31, 2021 that $51,775,667 in goodwill related to the ADOMANI, Inc. and EVTDS Merger did not experience impairment.

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

For purposes of the pro forma disclosures above, there were no adjustments required for the nine months ended September 30, 2022 because there were no transactions between EVTDS and ADOMANI, Inc. during that period. For the three months ended September 30, 2021, there were also no adjustments required, as the quarter reflects the results of operations of the merged entity. For purposes of the pro forma disclosures above, the adjustments for the nine months ended September 30, 2021, reduced sales by $319,000 and increased the net loss by $91,800. The sales adjustments resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss, for the three months ended March 31, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

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

On June 15, 2022, the Company entered into an insurance premium financing agreement with First Funding in connection with the purchase of liability insurance policy. The $214,087 loan is payable over 9 months, beginning in September 2022, with monthly payments of $24,416.

On August 20, 2022, the Company entered into an insurance premium financing agreement with First Funding in connection with the purchase of directors' and officers' insurance policy. The $225,000 loan is payable over 9 months, beginning in July 2022, with monthly payments of $25,608.

As of September 30, 2022, $414,444 is reflected on the consolidated balance sheet as current notes payable and $18,234 is reflected on the consolidated balance sheet as long-term notes payable.

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

The following table summarizes the Company’s future minimum payments under contractual commitments, excluding debt, as of September 30, 2022:

	Payments due by period
					More
		Less than			than 5
	Total	one year	1 - 3 years	4 - 5 years	years
Operating lease obligations	$11,491	$10,881	$610	$—	$—
Employment contracts	2,125,000	500,000	1,500,000	125,000	—
Total	$2,136,491	$510,881	$1,500,610	$125,000	$—

10.	Contingencies

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

On February 4, 2020, ADOMANI, Inc. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. On April 1, 2022, Masters took over the remaining lease obligation for the facility.

The Company’s total net rent expense for the three and nine months ended September 30, 2022 was $52,579 and $180,746, respectively, and for the three and nine months ended September 30, 2021 was ($14,841) and $198,161, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Lease expenses
Operating lease expenses	$56,101	$122,001
Short-term lease expenses	124,645	76,160
Total lease cost	$180,746	$198,161
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$56,890	$163,707
Weighted-average remaining lease term (in years):
Operating leases	0.62	1.28
Weighted-average discount rate:
Operating leases	14%	14%

12.	Restatement

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

In addition, in an unrelated transaction, the Company reclassed $387,000 from Accrued liabilities to Notes payable, net. This reclassification had no impact on total current liabilities.

The Company has restated its Consolidated Balance Sheet as of September 30, 2022, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the three month and nine month periods ended September 30, 2022 to correct the misstatements described above.

The following table summarizes the effects of the restatement as of September 30, 2022 and for the three month and nine month periods ended September 30, 2022. Corresponding changes were made in the Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows. The restatement had no net effect on the cash flows of the Company.

	September 30, 2022
Consolidated Balance Sheet Information:	As Previously Reported	As Restated
Accounts receivable	$7,804,369	$3,384,936
Inventory, net	3,603,852	5,954,375
Inventory deposits	4,812,439	4,855,049
Total current assets	21,589,819	19,563,519
Total assets	73,749,477	71,723,177
Accrued liabilities	1,154,026	767,026
Notes payable, net	27,444	414,444
Accumulated deficit	(11,535,272)	(13,561,572)
Total stockholders’ equity	72,388,228	70,361,928
Total liabilities and stockholders’ equity	73,749,477	71,723,177

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Consolidated Statement of Operations Information:	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$3,882,670	$1,029,280	$7,078,870	$2,625,090
Cost of sales	2,046,491	677,855	3,998,533	1,599,290
Gross profit	1,836,179	351,425	3,080,337	1,025,800
General and administrative expenses	1,619,210	1,584,973	6,142,194	6,113,957
Income (loss) from operations	97,782	(1,352,735)	(3,438,774)	(5,465,074)
Income (loss) before income taxes	126,749	(1,323,768)	(3,410,912)	(5,437,212)
Net income (loss)	$126,749	$(1,323,768)	$(3,410,912)	$(5,437,212)
Net income (loss) per share – basic and diluted	$0.01	$(0.09)	$(0.23)	$(0.36)

13.	Subsequent Events

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

Be

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

For the three months ended September 30, 2022 and 2021, we generated sales revenue of $1,029,280 and $709,092, respectively, and our net loss for the three months ended September 30, 2022 was $1,323,768. Our net loss for the three months ended September 30, 2021 was $850,475. For the nine months ended September 30, 2022 and 2021, we generated sales revenue of $2,625,090 and $1,368,151, respectively, and our net losses were $5,437,212 and $2,402,064, respectively. The 2022 loss includes approximately $1.72 million of non-cash net expenses.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2022 to the corresponding periods ended September 30, 2021:

Sales

Sales were $1,029,280 and $709,092 for the three months ended September 30, 2022 and 2021, respectively, and $2,625,090 and $1,368,151 for the nine months ended September 30, 2022 and 2021, respectively. Sales for the three and nine months ended September 30, 2022, primarily consisted of sales of cargo vans. Sales for the three months ended September 30, 2022 increased by $320,188 or 45% compared to sales for the three months ended September 30, 2021 while sales for the nine months ended September 30, 2022 increased by $1,256,939 or 92%  compared to sales for the same period in 2021 primarily due to, among other things, favorable market conditions s more customers took advantage of the various governmental programs that awarded rebates for purchases of electric vehicles.

Cost of Sales

Cost of sales were $677,855 and $469,611 for the three months ended September 30, 2022 and 2021, respectively, and $1,599,290 and $930,977 for the nine months ended September 30, 2022 and 2021, respectively. Cost of sales for the three and nine months ended September 30, 2022 and 2021 consisted of the costs related to the sale of the vehicles sold as described above and, in early 2022, for the costs of providing maintenance and inspection services that have been discontinued.

General and Administrative Expenses

General and administrative expenses were $1,584,973 and $1,344,840 for the three months ended September 30, 2022 and 2021, respectively, an increase of $240,133. The increase was primarily due to $143,821 of professional fees (primarily legal fees); to insurance costs of $136,252, to $100,692 of increased payroll expense; to rents of $94,952, to contract labor costs of $82,503 primarily related to engineering and technical assistance; to advertising and marketing expenses of $78,871; to travel and related expenses of $53,003 related primarily to tradeshows and sales. These increases were partially reduced by a reduction in bad debt expenses of $253,879, non cash stock-based compensation expense of $121,132, and reductions of $40,713 in other general and administrative expenses compared to the 2021 period. The third quarter 2022 general and administrative expenses include $50,000 of non-cash bad debt expense and $19,092 of non-cash depreciation expense. The general and administrative expenses for the three months ended September 30, 2021 included non-cash depreciation expense of $7,655.

General and administrative expenses were $6,113,957 and $2,766,989 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3,346,968. The increase was primarily related to $1,493,713 non-cash stock-based compensation expense recorded with respect to the stock options granted during the first quarter of 2022. Other increases were due to payroll-related expenses of $643,101; to professional fees of $372,903 (primarily legal fees); to contract labor costs of $273,421 primarily related to engineering and technical assistance; to insurance costs of $271,654; to advertising and marketing expenses of $247,944; to travel and related expenses of $151,594 related primarily to finalizing logistics and moving into the Osceola, Arkansas manufacturing location and tradeshows, information and communications technologies of $78,388, subscriptions and continuing education of $47,162, and to increases in other general and administrative expenses of $75,204. These increases were partially reduced by a reduction in bad debt of $279,879 compared to the 2021 period. The general and administrative expenses for the nine months ended September 30, 2022 include $1,721,545 in non-cash charges, with depreciation expense of $56,700 and bad debt expense related to trade receivables of $50,000 being added to stock-based compensation expense of $1,614,845. The general and administrative expenses for the nine months ended September 30, 2021 included $468,042 in non-cash charges, including $303,879 in bad debt expense unrelated to trade accounts receivable, $121,132 in stock-based compensation expense and depreciation expense of $43,031.

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

Net cash used in operating activities for the nine months ended September 30, 2022 was $8,271,750 versus net cash used in operating activities of $9,917,328 for the nine months ended September 30, 2021, a decrease of $1,645,578. The decrease in net cash used in operating activities was due to decreases in the cash used for inventory deposits of $4,162,695; increases in net non cash items of $1,558,348 (primarily stock-based compensation expense of $1,493,713), a decrease in cash used to reduce accrued liabilities of $1,539,363; a decrease in cash used to increase other liabilities of $629,749; a decrease in cash used to reduce accounts payable of $230,569; and a decrease in other  assets of $158,265. These sources of cash were partially offset by an increase in net loss of $3,035,148; an increase in cash used to purchase inventory of $1,311,034; an increase in accounts receivable of $1,222,639, and an increase in prepaid expenses of $1,014,590, resulting in the net reduction of $1,645,578.

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

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $2,683,230 and marketable securities of $1,976,308, a combined total of $4,659,538 and working capital of approximately $18.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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