Form 10-K
period 2022-12-31
Envirotech Vehicles, Inc.
filed 2023-09-25
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

1425 Ohlendorf Road

Osceola, AR 72370

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (870) 970-3355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	EVTV	Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Stock Market LLC. on June 30, 2022, was approximately $76.9 million.

As of  September 20, 2023, 15,106,088 shares of the registrant’s common stock were issued and outstanding.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things, our:

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

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Envirotech,” “the Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware Corporation, and our predecessor, ADOMANI, Inc., a Delaware Corporation, and Envirotech Drive Systems, Inc., a Delaware corporation, and where appropriate, their respective consolidated subsidiaries, unless the context indicates otherwise.

Part I

Item 1.	BUSINESS

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. We currently offer electric Class 4 logistics vans, cutaway vans, right-hand drive vans and urban trucks.

Our vehicles are manufactured by outside, Original Equipment Manufacturer ("OEM") partners located in China, Malaysia and the Philippines that can be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our vehicles can include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Pending the completion of the transactions contemplated by our letter of intent to purchase certain battery manufacturing equipment from ProGreens New Energy Technology Co. Ltd. (“ProGreens”), our zero-emission products may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

For the years ended December 31, 2022 and 2021, our net losses were $43.8 million and $7.7 million, respectively. Our net loss for 2022 includes a non-cash goodwill impairment charge of $37.1 million. On March 15, 2021, we completed our acquisition of EVTDS, a Delaware corporation, a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles from which we have previously purchased vehicles designed to meet our specifications. The transaction was completed in accordance with the Agreement and Plan of Merger, with EVTDS and EVT Acquisition Company, Inc. ("EVT"), a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). As a result of this transaction, Merger Sub was merged with and into EVTDS, with EVTDS surviving as our wholly owned subsidiary (the “Merger”). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the common stock of EVTDS was automatically converted into the right to receive one share of the common stock of the Company. As a result of the Merger, we issued an aggregate of 7,129,887 shares of our common stock to the former EVTDS stockholders, which shares represented approximately 56% of the total issued and outstanding shares of our common stock as of immediately following the effective time of the Merger.

Our company was formerly known as ADOMANI, Inc. On May 26, 2021, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our company’s name from ADOMANI, Inc. to Envirotech Vehicles, Inc.

Market Overview

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax, emissions in the automotive industry and throughout other industries. In particular, the Environmental Protection Agency ("EPA"), Tier 4 emission standards, California Air Resources Board ("CARB"), regulations, and recently implemented policies in Europe, generally referred to as Stage I, II, III, IV, V and VI regulations, require significant reductions in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels. On June 25, 2020, the Board of CARB passed a first-in-the-world rule requiring truck manufacturers to transition from diesel trucks and cargo vans to electric zero-emission vehicles beginning in 2024. More recently, in December 2021, President Biden signed an executive order directing the federal government to minimize planet-heating emissions from operations and transition to an all-electric fleet of cars and trucks, with the stated goal of reducing its emissions by 65% by 2030 and reaching carbon neutrality by 2050.

These and other regulations are expected to increase both the cost and size of emission-compliant diesel power products, primarily due to the need to incorporate additional combustion and after-treatment components. A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. As the price of crude oil remains volatile and the threats of climate change and air pollution increase as public concerns, we believe the search for more cost effective and cleaner fuels has become more important. Electricity has emerged as a cleaner-fuel solution to these challenges. The price of alternative fuels such as electricity is often substantially less than diesel or gasoline, and alternative fuels can result in the production of lower amounts of greenhouse gases and other air pollutants. In addition, several public utilities in California and elsewhere have applied to their states’ public utility commissions for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric bus charging.

According to the International Energy Agency ("IEA"), approximately 6.6 million passenger electric vehicles (“EVs”) were sold globally in 2021. This represented just under 10% of 2021 vehicle sales and a doubling in EV sales versus the prior year, resulting in a total fleet of approximately 16.5 million units. According to Bloomberg New Energy Finance (“Bloomberg NEF”) per their Electric Vehicle Outlook 2022 report, annual passenger EV sales are estimated to more than triple between 2021 and 2025 to just below 21 million and increase to almost 80 million in 2050. China and Europe have been the leaders on electric vehicle adoption and per the same report, are expected to account for nearly 80% of EV sales in 2025, with the U.S. representing 15% of the global EV market. Government policy, however, remains ever-changing and likely continues to play a foundational role in the rate of adoption around the world.

In China, the government has mandated that electric vehicles make up 40% of all auto sales by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. In 2021, around half of the total growth in electric vehicles sales was in China, according to the Global EV Outlook 2022 report by the IEA. In the U.S., 630,000 new electric vehicles were sold in 2021, reflecting an acceleration in growth as this was about double the sales experienced in 2020. The overall market for electric vehicles consists of multiple, discrete markets for various vehicle types, including passenger cars, buses, two-wheelers and others. Passenger cars are the most prominent, but two-wheelers are far more prevalent, particularly in Asia, and buses and trucks, although smaller in number, are significantly higher in price and often purchased in bulk by major corporate customers or government or transit agencies.

Charging infrastructure is another important factor in electric vehicle adoption rates. According to a report by S&P Global, there were approximately 126,500 Level 2 and just under 20,500 Level 3 charging stations in the United States today as of December 31, 2022. S&P Global estimates that by 2030, the United States will need 2.13 million Level 2 and 172,000 Level 3 chargers, an increase of nearly seventeen times the number of Level 2 chargers and more than eight times the number of Level 3 chargers. In an effort to help address this need, in September 2022, the National Electric Vehicle Infrastructure Program (“NEVI”), established and funded by the Infrastructure Investment and Jobs Act (the "Infrastructure Bill"), which was signed into law on November 15, 2021, approved each state’s program to help states install EV chargers along interstate highways. Over the next five years, it will distribute $5 billion to establish EV charging stations every 50 miles on major corridors.

Additionally, the Infrastructure Bill included $7.5 billion to build a national network of 500,000 chargers by 2030. Through a combination of grant and incentive programs for state and local governments and the private sector, it will support the deployment of a mix of chargers in apartment buildings, in public parking, throughout communities, and across a robust network on our nation’s roadways. Some geographic areas have considerably more charging stations than others, contributing to more significant electric vehicle usage in those regions.

Commercial Vehicles

According to the aforementioned IEA report, electric trucks accounted for just 0.3% of global truck sales in 2021, with sales highly concentrated in China due to government support as the country accounted for 90% of new electric truck and bus registrations. However, the global market is growing, with an estimated 170 models available outside China in 2021 according to the IEA.

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

A first-of-kind, comprehensive study was released in December 2019 assessing the environmental benefits and economics of various alternative fuel truck technologies. The study, conducted by the ICF International research firm (“ICF”), demonstrates that electric trucks and buses are a triple-win in terms of helping meet California’s climate and air quality targets; the least cost to own and operate across nearly all truck and bus classes by 2030, and provide the greatest job and economic benefits to the state. The study was commissioned by the Natural Resource Defense Council (“NRDC”) and the California Electric Transportation Coalition (an industry group representing utilities and vehicle manufacturers) and was sponsored by the Union of Concerned Scientists, Earthjustice, BYD, Ceres, and NextGen Climate America. Advisory support was provided by East Yard Communities for Environmental Justice and University of California, Davis. The study concluded that the costs of battery packs, and therefore the cost of electric trucks and buses, will decline such that by 2030, they will be the most attractive technology from a total cost of ownership perspective for nearly all truck and bus classes, even without incentives.

Electricity Cost Considerations

Despite higher electricity consumption of electric trucks, more widespread adoption could lead to more efficient utilization of utility and power generation assets and thus not necessarily lead to higher rates. At this point, deployment of electric trucks and buses is still too insignificant to assess their full impact on electricity prices. As a study by the clean transportation nonprofit organization CALSTART emphasizes, evaluating this impact will involve weighing potential efficiency benefits, the impact on utility distribution grids, including the cost of potential upgrades, and the need for additional infrastructure. In this regard, several public utilities have applied to their state’s Public Utility Commissions (“PUCs”) for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric school bus charging.

Trucks

Some of the main markets for electric trucks include delivery vans, shuttle buses, and utility or work trucks, each of which has its own set of challenges. Where Plug-In Hybrid Electric Vehicle ("PHEV") have greater operational flexibility, and require less charging infrastructure, Battery Electric Vehicles ("BEV") can be either short range, which can charge quickly and operate with limited interruption, or long range, which requires longer charging times but more intraday operational flexibility. Because of charging needs and restrictions, we believe short-haul fleet vehicles that operate in a limited geographic area and return to central locations, such as delivery vans and shuttle buses, are the best candidates for electrification.

Transit Buses

Some public transportation operators are facing pressure to purchase and operate low-emissions vehicles. For public entities, cleaner transportation systems can provide benefits beyond reduced operating costs, in the form of less pollution and lower abatement and cleanup costs. Electric transit buses are likely to have lower fuel and maintenance costs which is typically a significant cost component for transit operators as compared to conventional diesel buses. Electric buses generally have smoother, faster acceleration and provide a quieter ride, thus benefiting both passengers and the surrounding urban environment.

Similar to other commercial fleet electric vehicles, transit buses have a higher initial acquisition cost than their traditional-fueled counterparts, and the logistics of charging remains a challenge. Electric buses can be two to nearly five times as expensive as conventional buses.

In addition to public health and environmental benefits, school districts and transit agencies are able to experience cost savings due to reduced fuel and maintenance costs of electric buses. While electric transit buses cost approximately $200,000 more than diesel buses (depending on battery pack size) before incentives, lifetime fuel and maintenance savings of electric transit buses approximate $400,000.

Electrification in the medium- and heavy-duty vehicle sector is increasing in the U.S. with California leading the way. Increasing investment in the sector from public and private sources, however, is expected to generate growth and significantly increase the number of electric trucks and buses on the road in the near term. Upfront costs associated with electric trucks and buses are expected to decline significantly through 2030 as battery prices fall, making them competitive on a total cost of ownership ("TCO") basis.

School Buses

School buses present another significant potential market for electrification. The U.S. has approximately 480,000 school buses that are particularly well suited to running solely on electricity. Traditional diesel school buses, which make up over half the total fleet, not only consume large amounts of fuel - more than 800 million gallons of diesel a year in the United States, at a fuel economy of only 4–5 mpg - but also directly impact children with tailpipe emissions. In response, the EPA committed to distributing $5 billion over five years via the Clean School Bus Program. In 2022, the EPA allocated approximately $1 billion in funding and is expected to do so again in 2023 as part of this program. The awards will cover the initial cost of acquiring most buses and will subsidize charging hardware and infrastructure. Districts can apply for up to 25 buses a year.

Market Drivers

A number of factors, including the general world-wide desire to improve the health of people, impact both the supply and demand for various types of electric vehicles and we believe that we are well positioned to benefit from these driving forces. Except for energy storage technologies discussed earlier, subsequent sections will address these market drivers in greater detail.

We believe prominent drivers of supply include:

•	the declining cost and higher availability of energy storage technologies, specifically the cost and capacity of rechargeable lithium-ion batteries;

•	grants, loans, tax breaks, and other financial support available for energy storage and electric vehicle research and development;

•	requirements that a specific percentage of automakers’ models be electric or other zero-emission vehicles; and

•	fuel economy standards that require automakers to meet certain fleet-wide miles per gallon benchmarks that effectively require them to sell electric or other zero-emission vehicles.

We believe prominent drivers of demand include:

•	mandates that government fleets purchase certain percentages of low emission, energy efficient, or other alternative fuel vehicles;

•	mandates for transport agencies, ports or school districts to purchase or convert to electric or other alternative fuel vehicles;

•	rebates, tax credits, and other incentives for purchasing or leasing electric or other alternative fuel vehicles;

•

the availability of charging stations and other charging infrastructure, driven in turn by government funding, tax credits, rebates, and other incentives and regulatory initiatives aimed at increasing the number of charging stations;

•	the desire of state agencies to deploy electric vehicles to reduce the effects of climate change and to reduce the impact of pollutants on the health and well-being of their population;

•	the cost of electricity to recharge plug-in electric vehicles, impacted by special rates introduced by utilities;

•	preferential treatment in registration, emissions testing, and access to highways, city centers, and High Occupancy Vehicles ("HOV") lanes; and

•	the cost of traditional petroleum-based fuels compared to the resultant incremental costs of owning and operating an electric vehicle.

U.S.—Federal Laws and Incentives

There are numerous U.S. legislative efforts underway to accelerate the adoption of electric vehicles. In January 2021, President Biden signed into effect the “Buy America” executive order, which among other objectives, will see a transition of U.S. Government fleet to U.S.-manufactured electric vehicles, thus creating a large market opportunity for Class 3, 4 and 5 electric trucks. The order equates to approximately $25 billion in total value and will replace approximately 456,000 government vehicles with U.S. manufactured electric vehicles.

Along with holding many U.S. certifications, we are identified as an eligible manufacturer by the Internal Revenue Service ("IRS") of light to heavy-duty electric vehicles in the United States. This is significant because, as of January 1, 2023, federal tax credits are available for electric cars and trucks from eligible manufacturers. Individuals that purchase electric vehicles weighing less than 14,000 lbs. will receive a credit of $7,500. Commercial operators will receive a tax credit of up to $40,000 for each purchased vehicle over 14,000 lbs. Furthermore, with the Alternative Fuel Infrastructure Tax Credit, depending on the size of the chargers, businesses are eligible for a tax credit of up to 30% of the cost of the chargers and infrastructure, up to $100,000 per unit.

U.S.—State Laws and Incentives

Among U.S. states, California is notable for pioneering a number of measures that have encouraged electric vehicle production and adoption, and that have since been emulated by other jurisdictions. These incentives include tax credits and rebates for both individual and fleet owners, HOV lane access, and various grant and loan programs. Besides setting the nation’s most stringent tailpipe emissions standards, California has required automakers to produce increasing percentages of zero-emission vehicles, of which electric vehicles make up a significant portion, along with creating a market that allows manufacturers to buy and sell credits awarded for selling electric vehicles. California, New York and New Jersey have also implemented voucher programs that significantly reduce the cost to purchase an electric vehicle in their respective states, with additional cost reductions for businesses that meet certain criteria such as minority-, veteran-, or women- owned or locating in a low-income area. Furthermore, California and New York have introduced legislation to completely ban the sale of internal combustion engines and fossil fuel vehicles by 2035. The Governor of California has issued Executive Order N-79-20, which sets 2035 for a 100 percent ban on the sale of internal combustion engines for passenger cars and pickup trucks within California, with later target dates for similar bans on medium- and heavy-duty trucks. In New York, legislation has been passed banning new fossil fuel vehicle sales after 2034 and will require all new cars to produce zero emissions. See “—Governmental Programs and Incentives” for additional discussion of certain relevant incentive programs.

Fleet Operator Challenges

Fleet operators and their companies face several challenges in the market today, including:

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

•

Finding cost savings while managing high fuel, maintenance and repair costs. In August 2021, the EPA proposed to revise existing national greenhouse gas ("GHG") emissions standards for passenger cars and light trucks for model years 2023 through 2026. The proposed standards would achieve significant GHG emissions reductions along with reductions in other criteria of pollutants. The proposal would result in substantial public health and welfare benefits, while providing consumers with savings from lower fuel costs.

•

Extending the lives of existing vehicles. Due to reductions in capital expenditure budgets and legislatively mandated addition of expensive and limiting emission reduction equipment, it is challenging to prolong the lives of existing vehicles because of the increased cost of expensive maintenance, service and repairs.

•

Difficulty planning for the operation of their fleet when fuel supplies are interrupted, such as during a natural disaster. Existing vehicles rely on fuel that must be pumped (using electricity), which may be a challenge to source when supply is interrupted during natural or man-made disasters. It may be possible for emergency service organizations to use large battery packs of electric-driven, commercial fleet vehicles as a mobile source of stored electrical energy. This electrical energy could supplement traditionally fueled back-up generators.

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

We seek to enable our customers to:

•	Add Emission-Compliant Vehicles to Their Fleets. Our commercial fleet vehicles are designed to reduce or eliminate the use of traditional petroleum-based fuels that create GHG and particulate matter.

•

Reduce Total Cost of Ownership. Our technology is designed to reduce fuel budgets and maintenance costs by eliminating or reducing reliance on traditional petroleum-based fuels through the use of more energy efficient and less variably priced grid-provided electricity.

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

•	Unique Market Knowledge. We have specific and tailored sales cycle knowledge based on over 30 years of experience of our management team.

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

•

Develop Sales Staff. Due to COVID-19 impacts and to other business challenges in 2020, we had to eliminate our in-house sales team in 2020. We have not been able to reestablish our sales team during 2021 and 2022 to help our current and future customer base, and instead relied primarily on our executives to work on sales activity. Our executives, on a limited basis, also engaged industry consultants with ties to trucking fleets, county and city transportation managers, as well as school districts and an extensive dealer network to assist with the sales activity.

•

Build Dealership and Service Networks. Our wholly owned subsidiary, ADOMANI ZEV Sales, Inc., is a licensed vehicle dealer in California. In addition, we are building an international dealership and service network for the sales and service of our purpose-built zero-emission electric commercial vehicles either manufactured by or for us, via Factory Authorized Representative (“FAR”) Agreements. As an example, we have recently entered into a FAR Agreement with Shine Solar, allowing Shine Solar to promote and sell Envirotech products throughout the United States.

•	Develop Third-Party Relationships. We have completed existing negotiations with partners and are seeking additional partners for sales, service and support.

•

Provide Demonstrations. We have been and continue to seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap, but still in early stage development. In 2022, we participated in numerous events across the United States and Canada that demonstrated our product offerings, which consist of logistic vans, and Class 3, 4, and 5 trucks and chassis.

•

Obtain Approvals from Incentive Programs. Our products have been approved for various local, state and federal vehicle designations and incentive programs. For example, the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”)

administered by CARB was meant to accelerate the purchase of cleaner, more efficient trucks and buses in California. Our vehicles are currently approved for voucher programs in California, Oregon, New York, and New Jersey.

•

Grow Our Manufacturing, Installation and Service Capability. In 2022, we increased our integration efforts and began completing the final assembly of sub-assembly components at our Osceola, Arkansas facility. In 2023, we also intend to install the manufacturing equipment in Osceola required to begin producing our vehicles ourselves in the United States. As facility space and technician time requirements at partners are exceeded, we intend to consolidate manufacturing, installation and service of our zero-emission vehicles in Osceola as we work towards becoming a fully integrated electric vehicle manufacturer.

•

Technical Support. We anticipate adding additional technicians to expand our resources for supporting the maintenance, warranty work or repairs that any vehicle we have sold or that contains our vehicles may require.

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

•	Private transportation contractors that shuttle large companies’ employees from common public transportation hubs to their campuses.

•	Public and private colleges and universities that operate shuttle buses, transit-style buses, facility service vans and trucks and utilize golf cart-type vehicles on their campuses.

•	Community-based, public/privately funded shuttle buses serving special-needs community members.

•	Retirement communities, municipalities, shopping malls, movie studio lots, and large warehouse facilities that currently use golf cart-type vehicles for moving people and goods.

•	The current market of approximately 3.5 million e-trike users in the Philippines, most of which currently operate gasoline or diesel- powered vehicles.

•	Public and private K-12 schools that operate Type-A, C and D school buses, and special-needs student buses.

•	Student transportation contractors that serve public and private schools.

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

•

“Intelligent” stationary energy storage that enables avoidance of electric utility demand charges for commercial customers integrated with or independent of Envirotech-supplied, zero-emission fleet vehicle(s).

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

Customer Service, Support and Training

Our sales team has historically been used as the first point of customer contact for customer support and training. However, due to COVID-19 impacts and other business challenges in 2020, we eliminated our in-house sales team in 2020. We are in the process of reestablishing our sales team by hiring sales personnel and other internal staff in 2023 to support our current and planned operations.

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

Sales and Marketing

Sales

Due to COVID-19 impacts and other business challenges in 2020, we eliminated our in-house sales team in 2020. In 2023, we intend to build out our marketing and sales network by hiring sales personnel to form a team of dedicated sales employees with responsibility for each of the geographic regions we serve.

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

Manufacturing

We currently contract with third-party suppliers to manufacture our products. In 2022, we increased our integration efforts and began completing the final assembly of sub-assembly components at our Osceola, Arkansas, facility. In 2023, we also intend to install the manufacturing equipment in Osceola required to begin producing our vehicles ourselves in the United States, which will be a key step towards our longer-term strategy of becoming a fully integrated electric vehicle manufacturer.

Distribution

We intend to distribute our products both inside and outside of our current U.S. market.

Other Agreements

In addition to our FAR Agreements, we have an agreement with Envirotech Electric Vehicles Inc. (“EEVI”). This agreement does not contain any binding purchase or sales minimums.

Envirotech Electric Vehicles Incorporated ("EEVI")

EEVI is a Canadian company engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. Prior to the completion of our acquisition of EVTDS, EEVI was the parent company of EVTDS. Prior to the completion of the Merger, we engaged EEVI to design and supply a series of zero-emission electric Class 3 and 6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with EEVI in December 2018. In 2019, EEVI received the CARB executive order for certification. As the dealer for EEVI, we submitted additional information to the HVIP Department of CARB and received our HVIP listing in November 2019, which renders the trucks and vans eligible for buy-down funding based on the gross vehicle weight rating ("GVWR"). These buy-down funds are intended to enable companies to purchase zero-emission electric trucks and receive a discount to aid in the purchase. The HVIP buy-down funding is currently between $60,000 for Class 3 and Class 4 vehicles ($66,000 if used in a disadvantaged area community census tract).

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

Backlog

As of December 31, 2022, we had a backlog of 1 zero-emission Class 4 trucks and 25 zero-emission Class 4 cargo vans, which consists of unfilled firm orders for products under signed contracts with customers.

Employees

As of December 31, 2022, we had 13 employees in total, which are all full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Competition

The electric vehicle market is highly competitive, and we expect it to become even more so in the future as additional companies launch competing products and vehicle offerings. We also compete with other alternative energy technologies, such as natural gas, propane and hybrid technologies. Our primary direct electric competitors include small- to mid-size companies that produce or plan to produce vans and trucks for commercial use. These direct competitors include companies such as GreenPower Motor Company, which has a broad-based line-up of purpose-built electric vehicles that include low floor transit buses, school buses and minibuses; Canoo, which is developing a battery electric minivan; and Lion Electric Company, a Canadian-based manufacturer of Type C all-electric school buses, mini buses and a Class-8 truck. We also may compete with large traditional vehicle manufacturers such as Ford, Volvo, Mercedes-Benz and Navistar. These traditional vehicle manufacturers have begun producing, or plan to produce, electric vans, buses and trucks for commercial use.

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

As of December 31, 2022, we own three issued U.S. patents, which will expire in 2030 and 2033. In addition, we maintain a trademark portfolio including common law trademarks and service marks and have three service marks registered and two trademark registrations in the United States. We have one pending trademark and service mark application in Ukraine, and one allowed trademark application pending in the Philippines.

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

Governmental Programs and Incentives

We believe that the availability of government subsidies and incentives currently is an important factor considered by our customers when purchasing vehicles that utilize our technology, and that our growth depends in part on the availability and amounts of these subsidies and incentives. This is especially true over the next five to ten years. With the federal government allocating $5 billion for the Clean School Bus Program, another $5 billion for the National Electric Vehicle Infrastructure program, and federal tax incentives, there are significant funds available to purchase electric vehicles.

Overview of Incentive Programs Most Applicable to Our Products

We intend to have our products approved for various local, state and federal incentive programs, including those set forth below. In particular, California’s zero-emission vehicle mandate, which requires a percentage of an automobile manufacturer’s sales to be zero-emission vehicles, has resulted in numerous incentive programs designed to accelerate the purchase and/or repower of cleaner, more efficient vehicles in California. We anticipate that the relevant aggregate funding available in California alone over the next several years may be in excess of $800 million, which includes federal, state and Volkswagen settlement funding sources.

HVIP

HVIP is a CARB program administered by CALSTART, the purpose of which is to help speed the early market introduction of clean, low-carbon hybrid and electric trucks and buses. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. It is a statewide program. On November 17, 2022, CARB approved the Fiscal Year 2022-23 Funding Plan for Clean Transportation Incentives, which included an allocation of over $1.7 billion to be administered by HVIP.

HVIP vouchers range in amounts depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. Zero-emission Class 3 trucks are currently eligible for up to $45,000 per vehicle. Class 4 and Class 5 vehicles are funded at the $60,000 per vehicle level and Class 6 and Class 7 vehicles are eligible for $85,000 per vehicle. Depending on project location (i.e. if in a disadvantaged area community census tract) those amounts can be increased to $49,500, $66,000, and $93,500 per vehicle, respectively. However, HVIP may also be revising per vehicle amounts available for future grant periods.

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

New York Truck Voucher Incentive Program ("NYTVIP")

NYT-VIP is a first-come, first-served incentive program funded by the New York State Energy Research & Development Authority. The structure and process for fleets to secure incentives is similar to that of HVIP discussed above. Eligible vehicles include all-electric, hybrid-electric, and CNG trucks and buses. Funding for eligible vehicles domiciled in New York State can reach $385,000 per vehicle. Class 4 and 5 all electric trucks are eligible for up to $100,000 per vehicle and $110,000 per vehicle in funds respectively (i.e., up to 95% of the incremental cost over diesel). We were named an approved dealership in the summer of 2020, and our vehicles are included on the NYTVIP eligible vehicle list for the program. As of February 10, 2023, the New York State Energy Research & Development Authority website reported $66.3 million in total funding availability under NYTVIP.

New York City Clean Trucks Voucher Program ("NYCCTVP")

In support of the transition to all-electric vehicles, in early February, 2020, New York City Mayor Bill de Blasio signed an executive order requiring electrification of the city’s entire municipal vehicle fleet by 2040.

In October 2020, we were named an approved dealership and our vehicles have been listed on the eligible vehicles list for the New York City Clean Trucks Program. This program provides funding for new electric truck purchases by New York City customers to replace and scrap older polluting Internal Combustion Engine ("ICE") vehicles. The rebate incentive funding program provides New York City fleet owners $100,000 per vehicle for an all-electric Class 4 truck sold to them by Envirotech, and $110,000 per vehicle for a Class 5 all-electric truck. The amounts increase for Class 6-Class 8 trucks.

New Jersey Zero Emissions Incentive Program ("NJZIP")

The New Jersey Zero Emissions Incentive Program is a $90 million pilot voucher program that supports businesses and institutions purchasing new, zero-emission vehicles operating in the New Jersey by offering up to $175,000 towards the purchase of battery-electric vehicles. In June 2021, we were named an approved vendor in the Program. The Program will fund vouchers ranging in value from $20,000 to $175,000 for businesses and institutional organizations looking to transition their fleets to zero emissions. Bonuses will be available for small businesses and minority-, women-, and veteran-owned businesses. NJZIP is funded by proceeds allocated to the New Jersey Economic Development Authority by the Regional Greenhouse Gas Initiative (“RGGI”) for the purposes of reducing harmful emissions, especially in communities disproportionately impacted by transportation emissions, and creating economic opportunity within the state.

Volkswagen Environmental Mitigation Trust Funds

Beginning in 2018, all 50 states were eligible for millions in funds per year to on-road vehicle projects. Several states have provided carve outs specifically for electric vehicles and, in some cases, electric school buses. For example, California, Illinois, Indiana, Michigan and Ohio have each allocated funds directly to electric school bus projects. The California program will provide per vehicle incentives of $750,000. These states have been in the process of funding their initial rounds or are developing specific funding plans. We have engaged with several of these states to support the development of such plans, including funding the purchase of other commercial vehicles, provided that the buyer surrenders a qualifying existing fossil-fueled vehicle in order to qualify for the funding.

CARB

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

CARB also manages several incentive and rebate programs and awards hundreds of millions of dollars in grants to reduce emissions from on- and off-road vehicles and equipment. CARB is responsible for program oversight. CARB awards grants and funds through the Air Quality Improvement Program (AB 118), the Carl Moyer Program, the Voucher Incentive Program for enhanced fleet modernization and emission reduction, and the Lower- Emission School Bus Program/School Bus Retrofit and Replacement Account. In February 2020, the CARB staff held a workshop to discuss a new fleet rule that will target a 100% zero-emission truck and bus fleet for the state of California by 2045. The rule making being considered enjoys broad political support, and has some precedent (e.g., the Advanced Clean Transit rule). We will monitor future actions on the proposal.

California Energy Commission (“CEC”)

The California Energy Commission has several core responsibilities, including but not limited to setting energy policy, developing renewable energy, achieving energy efficiency, and transforming California’s transportation infrastructure. One goal of the CEC is to mitigate GHG emissions and reduce the impact of climate change. The CEC carries out its responsibilities pursuant to several of California’s landmark environmental laws. In 2006, the Legislature passed and then Governor Arnold Schwarzenegger signed two landmark pieces of legislation with far-reaching implications for energy policy. The most comprehensive is AB 32, the California Global Warming Solutions Act of 2006, which set an economy-wide cap on California GHG emissions at 1990 levels by no later than 2020. At the time, this was an aggressive goal that represented an approximately 11% reduction from then-current emissions levels and nearly a 30% reduction from projected business-as-usual levels in 2020. In 2015, California passed Senate Bill (SB) 350, which further committed California to reducing GHG emissions by establishing a 2030 greenhouse gas reduction target of 40% below 1990 levels and to achieve 100% clean energy by 2045. The transportation sector represents a significant portion of California’s GHG emissions. This bill was amended with respect to implementation, but the targeted goals remain the same as originally passed. In 2007, AB 118 created the Alternative and Renewable Fuel and Vehicle Technology Program. The program is intended to increase the use of alternative and renewable fuels and innovative technologies that will transform California’s fuel and vehicle types to help attain the state’s climate change policies. AB 118 authorizes the CEC to provide approximately $100 million annually as incentives to public agencies, vehicle and technology consortia, businesses, public-private partnerships, workforce training partnerships and collaboratives, fleet owners, consumers, recreational boaters, and academic institutions for projects that: develop and improve alternative and renewable low-carbon fuels; optimize alternative and renewable fuels for existing and developing engine technologies; improve light-, medium-, and heavy-duty vehicle technologies; and retrofit medium-and heavy-duty on-road and non-road vehicle fleets.

Air Quality Management Districts (“AQMD”) and Air Pollution Control Districts (“APCD”)

California’s AQMDs/APCDs are responsible for controlling emissions primarily from stationary sources of air pollution such as large power plants and refineries. They also have a role in distributing funds and administering incentive programs from mobile sources-primarily cars, trucks and buses, construction equipment, ships and trains, from which approximately 75% of emissions are generated. The largest AQMD/ APCDs are the South Coast AQMD, Bay Area AQMD, San Joaquin Valley APCD, and the San Diego APCD. Local AQMDs/APCDs develop and adopt an Air Quality Improvement Plans, which serves as the blueprint to bring the respective areas into compliance with federal and state clean air standards. Rules are adopted to reduce emissions from various sources, including specific types of equipment, industrial processes, paints and solvents, even consumer products. Permits are issued to many businesses and industries to ensure compliance with air quality rules. Local AQMDs award grants to help reduce emissions in their local communities. These grants and incentive programs include programs aimed at reducing emissions from mobile sources such as buses and trucks. For example, the San Joaquin Valley Air District’s Truck Replacement Program is a program that is open year-round, and which offers grant funding equal to HVIP. In some cases, air district funding programs such as this can be combined with other sources including state and federal grants.

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

Commercial Clean Vehicle Credit

Businesses and tax-exempt organizations that buy a qualified commercial clean vehicle may qualify for a clean vehicle tax credit of up to $40,000 under Internal Revenue Code (IRC) 45W. The maximum credit is $7,500 for qualified vehicles with gross vehicle weight ratings (GVWRs) of under 14,000 pounds and $40,000 for all other vehicles.

Zero Emissions Airport Vehicle ("ZEAV") and Infrastructure Incentives

The Zero Emissions Airport Vehicle and Infrastructure Pilot Program provides funding to airports for up to 50% of the cost to acquire ZEAVs and install or modify supporting infrastructure for acquired vehicles. The program gives priority to applicants located in nonattainment areas, as defined by the Clean Air Act, and projects that achieve the greatest air quality benefits, as measured by the number of emissions reduced per dollar of funds spent under the program.

Bus and Bus Facilities Grants

The U.S. Department of Transportation’s Federal Transit Administration (FTA) administers the Grants for Buses and Bus Facilities Competitive Program. Eligible applicants include state, local, and tribal governments, fixed-route bus operators, and private nonprofit organizations engaged in public transportation.

Clean School Bus Program

The EPA's Clean School Bus program provides funding to eligible applicants for the replacement of existing school buses with clean, alternative fuel school buses or zero-emission school buses. EPA may award up to 100% of the cost of the replacement bus, charging equipment, or fueling infrastructure. Eligible applicants are school districts, state and local government programs, federally recognized Indian tribes, non-profit organizations, and eligible contractors.

Heavy-Duty Zero Emission Vehicle ("ZEV") and Infrastructure Grants

By February 12, 2023, the EPA will create a grant program for heavy-duty ZEVs and associated infrastructure. Grant award amounts vary and may cover up to 100% of total project costs.

The Inflation Reduction Act

The Inflation Reduction Act invests $1 billion to replace dirty heavy-duty vehicles with clean, zero-emission vehicles, support zero-emission vehicle infrastructure, and to train and develop workers. The EPA will be distributing this $1 billion in funding for clean heavy-duty vehicles between now and 2031. $400 million is designated for communities in nonattainment areas.

Diesel Emissions Reduction Act ("DERA")

The EPA established the DERA Program to reduce pollution emitted from diesel engines through the implementation of varied control strategies and the involvement of national, state, and local partners. DERA includes programs for existing diesel fleets, regulations for clean diesel engines and fuels, and regional collaborations and partnerships. DERA plans to distribute $150 million in 2023.

Other State Incentives

Every state provides a variety of electric vehicle incentives, as well as private enterprises incentives. The states with the most significant state-specific incentives include California, New Jersey, New York, Massachusetts, Pennsylvania, Texas, Colorado, South Carolina and Oklahoma.

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

Battery Safety and Testing

We believe our battery packs conform to mandatory regulations that govern transport of “dangerous goods,” which includes lithium-ion batteries that may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations ("UN") Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual of Tests and Criteria. The requirements for shipments of these goods vary by mode of transportation, such as ocean vessel, rail, truck and air.

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

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Such risks are discussed more fully below and include, but are not limited to, risks related to:

●	Being delinquent in our SEC reporting obligations;

●	The review and subsequent restatement of our financial statements;

●	Business interruptions resulting from the COVID-19 pandemic;

●	Our ability to execute our business plan to generate revenue and create a sustainable growth trajectory;

●	Our history of losses and our ability to achieve and/or sustain profitability in the future;

●	Difficulty in evaluating our current business and future prospects in light of our limited operating history;

●	Our future growth being dependent upon demand for new mid-sized zero-emission trucks and cargo vans, and other fleet vehicles;

●	Our ability to compete successfully against current and future competitors;

●

Our sales cycle, which can be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and generate revenue from those customers;

●	Developments in alternative technologies or improvements in the internal combustion engine, which may materially adversely affect the demand for electric vehicles and our products;

●	Our ability to keep up with advances in zero-emission electric vehicle technology, which will impact our ability to obtain or maintain a competitive position in the market;

●	The demand for commercial zero-emission electric vehicles depending, in part, on the continuation of current trends resulting from historical dependence on fossil fuels;

●	Our ability to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs;

●	Our ability to manage our anticipated growth effectively, which will affect our ability to execute our business plan, maintain high levels of service and adequately address competitive challenges;

●

The possible performance of our zero-emission electric vehicles in a manner that is not consistent with our customers’ expectations, which could harm our ability to develop, market and sell our vehicles;

●	Our dependence on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us;

●	The possibility that the facilities or operations of our third party providers could be damaged or adversely affected as a result of disasters or unpredictable events;

●

Our dependence on information technology and the possibility that any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business;

●	Harm to our brand image that could result from a failure of our suppliers to use ethical business practices and comply with applicable laws and regulations;

●	The success of our strategic relationships with third parties and our ability to identify and form adequate strategic relationships in the future;

●	The ability of our suppliers to scale their zero-emission vehicle manufacturing and assembling processes effectively and quickly from low volume production to high volume production;

●	Our exposure to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	The possibility of being compelled to undertake product recalls;

●	The adequacy of our warranty reserves to cover future warranty claims;

●	The adequacy of our insurance strategy to protect us from all business risks;

●	Our ability to design, develop, market and sell zero-emission electric vehicles and other product offerings that address additional market opportunities;

●	The availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric vehicles;

●	Our service model, which may be costly for us to operate and may not address the service requirements of our prospective customers;

●	Our decentralized assembly, sales and service model;

●	Our exposure to substantial regulation and unfavorable changes in such regulations;

●	Vehicle dealer and distribution laws, which could adversely affect our ability to sell our commercial zero-emission electric vehicles;

●	Environmental laws and regulations that could impose substantial costs upon us and cause delays in opening our sales, service and assembly facilities;

●	Failure to protect our intellectual property rights, which could impair our ability to protect our proprietary technology;

●	Our exposure to claims of infringement of another party’s intellectual property rights;

●	Legal proceedings that could result in substantial liabilities;

●	Current or future litigation or administrative proceedings;

●	Our use of battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames;

●	Unfavorable conditions in the global economy, rising interest rates and capital market liquidity issues;

●

Our dependence on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities;

●	Forecasts of market growth that may prove to be inaccurate, and our ability to grow our business at similar rates, or at all;

●	The availability of additional capital on acceptable terms, if at all, to support business growth;

●	Our possible pursuit of acquisitions of complementary businesses and technologies;

●	Our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures;

●	Our ability to utilize a significant portion of our net operating loss or research and development tax credit carryforwards;

●	Changes in accounting principles generally accepted in the United States that may have an adverse impact on our results of operations;

●	Volatility in the price of our common stock, which could result in substantial losses for our stockholders;

●	Costs and demands upon management as a result of complying with the laws and regulations affecting public companies;

●	Securities or industry analysts not publishing research or publishing inaccurate or unfavorable research about our business;

●	Our ability to meet our publicly announced guidance or other expectations about our business;

●	Our intent to not pay dividends for the foreseeable future; and

●	Provisions in our charter documents and under Delaware law that could discourage a takeover that stockholders may consider favorable.

●

In the future, we may be subject to additional environmental, social and governance ("ESG") disclosure requirements and these additional disclosures may make our common stock less attractive to investors.

Risks Related to Our Business

Business interruptions resulting from the COVID-19 pandemic have adversely affected, and could continue to adversely affect, our business, results of operations, and financial condition.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Since that time, the coronavirus pandemic has continued to spread, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures that have adversely affected workforces, organizations, economies, and financial markets globally, leading to economic uncertainty and increased market volatility. Global health concerns related to the COVID-19 pandemic have resulted in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate, and resulted in unexpected legal and regulatory changes, such as travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions that have negatively affected our ability to procure and sell our products and provide our services. More recently, the COVID-19 pandemic has led to a disruption of the global supply chain, which has adversely impacted, and may continue to adversely impact, our ability and that of our manufacturing partners to procure the components needed to produce our vehicles on terms acceptable to us and has resulted in delays in the delivery of our products to customers. If we are unable to effectively address such challenges and mitigate the potentially negative impacts of the pandemic and related supply chain disruptions on our business, it could result in additional delivery delays and canceled orders, reduced demand for our products and solutions, and adversely affect our customers’ ability to pay for our products and solutions.

Additionally, the COVID-19 pandemic has negatively impacted our ability to market our vehicles to new and existing customers, increased our production and sales cycle times and harmed our business, results of operations, financial condition, and could have other currently unforeseen negative impacts on us. We expect these negative impacts, among others, will continue due to the ongoing effects of the COVID-19 pandemic. While we have developed, and continue to develop, plans to address such ongoing effects and help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn will likely limit the ability of our mitigation efforts to be successful. Accordingly, our future performance will depend in part upon our ability to successfully respond and adapt to these challenges and we have developed, and continue to develop, plans to address the ongoing effects and help mitigate the potential negative impact of the pandemic on our business. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic as new strains of the virus emerge and its effects on our business, results of operations, or financial condition at this time. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not successfully execute our business plan to generate revenue and create a sustainable growth trajectory.

We did not generate significant revenues for the years ended December 31, 2022 and 2021, due in part to the combined impact of COVID-19 restrictions and the absence of HVIP funding available to our customers. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new purpose-built zero-emission vehicles could also slow our revenue growth.

We have a history of losses and we may not achieve and/or sustain profitability in the future.

For the years ended December 31, 2022 and 2021, we incurred net losses of $44.1 million and $7.7 million, respectively. The 2022 loss includes approximately $39.4 million of non-cash expenses, including a goodwill impairment charge of $37.1 million. As of December 31, 2022, we had working capital of approximately $16.9 million and accumulated deficit of approximately $52.2 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	make investments required to move our assembly operations to our facility in Arkansas;

•	design, develop and manufacture our light to medium to heavy-duty fleet vehicles and their components;

•	increase our sales and marketing to acquire new customers; and

•	increase our general and administrative functions to support our growing operations.

Because we may incur additional costs from these efforts before we receive any significant incremental revenues with respect thereto, our losses in future periods will likely be greater than the losses we would incur if we developed our business at a slower pace. In addition, these efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher costs. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Even if our revenue increases, we may not be able to sustain the rate of revenue growth. Revenue growth may be slower than anticipated or revenue may decline for a number of reasons, including continued problems accessing various incentive programs to assist our customers with their purchase of our vehicles, lack of demand for our zero-emission vehicles and drivetrain systems, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our common stock to decline.

While we believe that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. In February 2022, we acquired a US manufacturing facility in Osceola Arkansas that will require additional debt and/or equity capital in order to purchase related equipment and set up production lines which is expected to require up to $80 million of additional investment through 2027.

Our limited operating history and the pandemic makes it difficult to evaluate our current business and future prospects.

Our relatively short operating history, recent changes to our business model, the lack of available HVIP funding to assist our customers, and our inability to predict the ultimate duration and severity of COVID-19 impacts on our business make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, although we recently decreased our operating expenses significantly and intend to only increase these expenses as we perceive that the COVID-19 pandemic is subsiding and that customers are willing to move forward with our vehicles. We have limited insight into other trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing and developing our products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

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

Our future growth is dependent upon demand for new mid-sized zero-emission trucks and cargo vans, and other fleet vehicles.

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, new zero-emission trucks and other fleet vehicles. If this market does not develop as we expect or develops slower than expected, our business, prospects, financial condition and operating results will be harmed, and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of new zero-emission vehicles include:

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

•	the availability of service for zero-emission electric vehicles;

•	the environmental consciousness of owners of diesel- and gasoline-powered buses, truck and other fleet vehicles;

•	changes in the cost of oil and gasoline;

•	government regulations and economic incentives, including a change in the administrations and legislations of federal and state governments, promoting fuel efficiency and alternate forms of energy;

•	access to charging stations both public and private, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives and rebates to purchase and operate electric vehicles or future regulation requiring increased use of zero-emission or hybrid vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors such as, among other things, inflation and rising interest rates which could diminish our ability to access the capital markets for funding our business.

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

Most of our existing and potential competitors, including Ford, Nissan, Navistar, Freightliner, Mercedes-Benz, Odyne Systems, Lightning Systems, Nordresa, Workhorse, Mitsubishi/Fuso, BYD, Proterra, TransPower, Lion Electric Company, Rivian, GreenPower Motor Company, General Motors, Blue Bird, Tesla, Volkswagen, Volvo, PeterBilt, Nikola, and Motiv, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results.

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

There are companies in the zero-emission electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. Our competitors could be able to provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in zero-emission electric vehicle technology would result in a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new vehicles in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternatives if we are unable to source and integrate the latest technology into our vehicles. For example, we do not currently manufacture the items required to produce our vehicles, including battery cells, which makes us dependent upon other suppliers of technology for our battery packs, motors and other components of our electric vehicles. If for any reason we are unable to keep pace with changes in commercial electric vehicle technology, particularly battery technology, our competitive position may be adversely affected. However, our recently announced plans to acquire certain battery manufacturing equipment from ProGreens mentioned above will mitigate these issues as it pertains to batteries and battery packs.

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

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our zero-emission vehicles, including the use of traditional media such as television, radio and print even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material and component parts costs to us and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our anticipated growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Any failure to manage our anticipated growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. During the fourth quarter of 2020 and the first quarter of 2021, we significantly shrunk our operations in response to poor business conditions, but we began expanding our operations in the fourth quarter of 2021 as our business prospects improved and we believe that further expansion will be required, especially in connection with electric vehicle component assembly and manufacturing, service and warranty requirements. The requirements of being a public company have significantly increased our general and administrative costs. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We may in the future hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our zero-emission electric vehicles, the timing of which will depend on the success of our sales efforts. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric vehicles may not be available to hire, and we may need to expend significant time and expense in training the employees we hire. Competition for individuals with experience designing, manufacturing and servicing zero-emission electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, which could seriously harm our business and prospects.

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

We are dependent on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels and volumes acceptable to us. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

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

In addition, the impact of the COVID-19 pandemic has led to a disruption of the global supply chain, which has adversely impacted, and may continue to adversely impact, our ability and that of our manufacturing partners to procure the components needed to produce our vehicles on terms acceptable to us and has resulted in delays in the delivery of our products to customers. If we are unable to effectively address such challenges and mitigate the potentially negative impacts of the pandemic and related supply chain disruptions on our business, it could result in additional delivery delays and canceled orders, reduced demand for our products and solutions, and adversely affect our customers’ ability to pay for our products and solutions.

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

If major disasters such as earthquakes, tornadoes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, the production facilities of some of our third party providers may be seriously damaged, or they may have to stop or delay production and shipment of our products. We may also experience downtime due to a third party provider’s delay in production and shipment of our products due to, among other reasons, their inability to obtain supplies and materials. Either of these delays could have a material adverse impact on our business, operating results and financial condition.

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

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our zero-emission vehicles and drivetrain systems technology if, as a result of such violation, we were to attract negative publicity. If we, or others in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

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

We currently have and are seeking to establish new relationships with third parties to provide alternative parts sources, such as batteries, controllers and battery management systems. For example, we continue to test additional battery manufacturers’ products in order to have back-up options should our existing supplier have delivery or quality issues. However, we may not be able to identify or secure suitable business relationship opportunities in the future or to ensure that our competitors will not capitalize on such opportunities before we do. Our strategic relationships for batteries, motors and controllers will keep us competitive if maintained properly. We may not be able to offer benefits to companies that we would like to establish and maintain strategic relationships with. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

Our suppliers must scale their zero-emission vehicle manufacturing and assembling processes effectively and quickly from low volume production to high volume production.

Our existing production model utilizing third parties may not be well suited for the high-volume production required to scale our business. We do not know whether we or our existing suppliers will be able to develop efficient, low-cost manufacturing and assembly capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required, to successfully develop our business. Any failure by us or our suppliers to develop such manufacturing and assembly processes and capabilities and reliable sources of component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

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

If we and our suppliers are unable to scale our respective existing assembly processes and systems quickly while maintaining our current quality level, including supply chain constraints and the inability to manage complexity in our business, we may be unable to meet our customers’ vehicle quality and quantity requirements or our forecasted production schedule or lower our cost of sales. As a result, we may not be able to meet our customers’ delivery schedules and could face the loss of customers, or be exposed to liability to customers to which we promised delivery, which could adversely affect our business, prospects, financial condition and operating results.

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

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, New York Truck Voucher Incentive Program (“NYTVIP”), New York City Clean Trucks Voucher Program (“NYCCTP”), New Jersey Zero Emissions Incentive Program (“NJ-Zip”), Maryland Clean Fuels Incentive Program (“CFIP”), local air quality management districts, the EV Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $385,000 per qualifying vehicle purchased or converted. Certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could expire, be exhausted, be eliminated or applied in a way that adversely impacts sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. For example, the U.S. federal government and many state governments, as well as many national governments within the European Union, are facing political changes, fiscal crises and budgetary constraints, which could result in the elimination of programs, subsidies and incentives that encourage the purchase or conversion of zero-emission electric and hybrid vehicles. In addition, grants made by the DOE under the U.S. Recovery and Reinvestment Act of 2009 to clean technology companies, such as the EV Demonstration Project grant, may be subject to a high level of scrutiny in part due to recent financial difficulties experienced by recipients of DOE loan guarantees. In addition, currently some purchase subsidies are limited in total annual amounts and have been exhausted before all willing buyers have been able to consummate a purchase. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be adversely affected.

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

Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third-party bus and truck facilities to sell and to service our new vehicles through our FAR network. This plan, while off to a good start, may not prove to be workable and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission electric vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service vehicles that utilize our technology, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing vehicles that utilize our technology will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.

Traditional providers do not necessarily provide maintenance and repair services directly. Customers must instead service their vehicles through franchised dealerships or through third party maintenance service providers. We are pursuing agreements to provide third party service for us. However, it is unclear when or even whether such third party service providers will be able to acquire the expertise to service our zero-emission electric commercial vehicles. As vehicles that utilize our technology are placed in more locations, we may encounter negative reactions from our customers who are frustrated that they cannot use local service locations to the same extent as they have with their conventional commercial vehicles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

Our decentralized assembly, sales and service model will present numerous challenges and we may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

Our strategy of establishing sales, service, and assembly facilities in selected urban areas in the United States is substantially different from the prevailing centralized manufacturing and franchised distribution and service model used currently by our zero-emission manufacturing competitors. For example, we may not be able to utilize long established sales channels developed through a traditional franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well established distribution channels. If we determine that our decentralized model is inadequate, opening our own sales, service and assembly facility in any market generally will be capital intensive and require, among other things, establishing a local order volume that is sufficient to support the facility, finding a suitable and available location, negotiating a satisfactory lease agreement for the facility, obtaining permits and approvals from local and state authorities (which, in the case of facilities to be opened in foreign countries, may require obtaining approvals from national governments), building out the facility to our specifications and hiring and training employees to assemble, sell and service our zero-emission electric vehicles and converting existing vehicles to zero-emission electric vehicles. If we decide we must open our own facilities, we plan to seek state and local government incentives to defray the costs of opening facilities in the markets we have selected, but we may not be successful in this effort, or the incentives may not be as significant as we would like. As with any development project, the development and build-out of a facility will subject us to the risk of cost overruns and delays, which may be significant. Once our sales, service and assembly facilities are open for business, we will need to ensure that they maintain a high level of quality in order to satisfy customers and enhance the brand. Even if we are able to address all of the challenges discussed above, we have little experience in sales, service or assembly and our sales, service and assembly facilities in one or more markets may not adequately address customer service needs or be profitable and we may lose sales and our entire investment in such facilities, and therefore, damaging our reputation in the process. If we are unable to establish the local order volume we require in order to open new sales, service and assembly facilities or are unable to successfully assemble, sell, and service our zero-emission electric commercial vehicles adequately for customers and profitably operate these new facilities in our target markets, our business, prospects, financial condition and operating results may be adversely affected. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn could have a material and adverse impact on our business, financial condition, operating results and prospects.

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our success depends upon the continued service of Mr. Phillip Oldridge, our Chief Executive Officer, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. We entered into employment agreements with Mr. Oldridge and with Mrs. Susan M. Emry, our Executive Vice President, effective January 1, 2022. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Oldridge or Mrs. Emry or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

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

We need sufficient capital to fund our ongoing operations and continue our development, especially if we begin manufacturing our vehicles in the United States. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies. While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months, we may need to engage in additional equity or debt financing to secure additional funds. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings and available debt financing to fund our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders will suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges could be significantly impaired.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to record impairment charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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

Our management has determined that our disclosure controls were not effective as of December 31, 2022. If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles un the U.S. ("GAAP") Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either an “emerging growth company” or a “smaller reporting company,” such report must be attested to by our independent registered public accounting firm. The Sarbanes-Oxley Act also requires that our principal executive officer and principal financial officer conclude as to the effectiveness of our disclosure controls and procedures on a quarterly basis.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In making such conclusion, our management determined that such deficiencies were primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the closing of the Merger in March 2021, during such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2022.

Although we have yet to fully resolve such deficiencies as of the date of this report, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above-described deficiencies in the effectiveness of our disclosure controls and procedures.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a 20-year carryforward and, if not utilized, will begin to expire in 2032. Similarly, state NOLs generated for tax years 2018 and after will also have a 20-year carryforward and, if not utilized, will begin to expire in 2038. These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

Federal NOLs generated for tax years beginning with 2018 will carryforward indefinitely due to changes in the Coronavirus Aid, Relief and Economic Security ("CARES") Act of 2020. California tax law has not changed to conform to the new federal law on carryforward of NOLs generated in tax years beginning with 2018.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As discussed elsewhere in this report, the Merger with Envirotech Drive Systems, Inc. resulted in their shareholders owning approximately 56% of the Company’s outstanding shares at the Merger closing date, which is an ownership change under Section 382. As a result, the future utilization of the ADOMANI, Inc. NOL carryforwards will be limited to a number of factors, which cannot be calculated at this time.

Following the completion of the Merger, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVTDS in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The Company recognized a full valuation allowance for all deferred tax assets for the years ended December 31, 2022 and December 31, 2021.

In addition, future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

We may be subject to additional environmental, social and corporate governance (“ESG”) disclosure requirements which may increase our costs of compliance.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us.  Moreover, the SEC has recently proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. If approved, these new disclosure requirements  will likely increase our costs of compliance which would then increase our operating expenses. The increase in operating expenses may have a material impact on our financial condition and results of operations.

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

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations as reported on the NASDAQ Stock Market LLC. During the period January 1, 2022 through December 31, 2022, the closing price of a share of our common stock reached a high of $7.40 and a low of $1.98, with daily trade volumes reaching a high of 430,809 and a low of 2,476. During the year ended December 31, 2021, the closing price of a share of our common stock reached a high of $16.20 and a low of $3.80, with daily trade volumes reaching a high of 351,028 and a low of 3,594. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

In February 2022, we announced the acquisition of a manufacturing facility located in Osceola, Arkansas. The facility of approximately 580,000 square feet is currently the headquarters and is planned to become our primary manufacturing facility. The leased warehouse and production facility in Corona, California was assigned to our former sub-lease tenant effective April 1, 2022. We also lease other office and storage space on month-to-month leases or for terms expiring within one year.

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

On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation, filed a complaint captioned GreenPower Motor Company, Inc. v. Phillip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Phillip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.

On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Mollik/Electric DriveTrain Action:

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

On June 19, 2023, counsel for Electric Drivetrains and counsel for the Company participated in a mediation before mediator Mark LeHockey, Esq. At that mediation, Electric Drivetrains and the Company executed a binding term sheet to completely resolve this matter. On July 18, 2023, Electric Drivetrains and all Defendants executed a Settlement Agreement for complete resolution of the case and dismissal against all Defendants with prejudice. No Company proceeds will be used to resolve this matter. Based on the Settlement Agreement, Electric Drivetrains will dismiss this case, with prejudice, on or about August 23, 2023. On September 30, 2023, the Court dismissed this action with prejudice and the matter is completely resolved,

Except as set forth above, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ market under the symbol “EVTV.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of September 19, 2023, we had approximately 160 record holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

As discussed in Item 8, Notes 2 and 3 to the consolidated financial statements of Envirotech Vehicles, Inc. contained in this Annual Report on Form 10-K, as a result of the closing of the Merger on March 15, 2021, the historical results discussed in this section of the Annual Report are those of Envirotech Drive Systems, Inc. (“EVTDS”) as of and for the years ended December 31, 2022 and 2021, including the balance sheet accounts of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.), at December 31, 2022 and 2021, and including the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and EVTDS for the entire annual period ended December 31, 2022. The consolidated results of operations for the fiscal period ended December 31, 2021, include the results of operations of EVTDS for the entire annual period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and its subsidiaries for the post-merger period March 16, 2021 through December 31, 2021. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc., to Envirotech Vehicles, Inc., effective as of May 26, 2021.

For the years ended December 31, 2022 and 2021, respectively, we generated sales revenue of approximately $4.5 million and $2.0 million, respectively, and our net losses were $43.8 million and $7.7 million, respectively. The 2022 loss includes approximately $39.1 million of non-cash expenses, including a goodwill impairment charge of approximately $37.1 million.

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

Consulting and Research and Development Costs

These expenses are substantially related to our external consulting and research and development activity.

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2022, and the income tax benefit recorded in 2020 has been reversed in 2021 and effectively reserved as well.

Results of Operations

The following discussion compares operating data for the year ended December 31, 2022 to the data for the year ended December 31, 2021:

Sales

	Year Ended December 31,
	2022	2021	$ Change	% Change
Sales	$4,504,621	$2,042,844	$2,461,777	121%

Sales were approximately $4.50 million for the year ended December 31, 2022, compared to $2.04 million for the year ended December 31, 2021. Sales for the year ended December 31, 2022 consisted of [58] logistic cargo vans sold primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program, [5] cab and chassis trucks sold to FAR distributors and other customers and three used buses. Sales for the year ended December 31, 2021 consisted of 21 vehicles, (cargo vans and trucks) sold to customers and FAR distributors, as well as maintenance and inspection services provided.

Cost of Goods Sold

	Year Ended December 31,
	2022	2021	$ Change	% Change
Cost of goods sold	$2,772,673	$1,281,468	$1,491,205	116%

Cost of sales related to the sales revenue described above were approximately $2.77 million for the year ended December 31, 2022, which resulted in gross profit of $1.73 million and a gross margin percentage of 38%, compared to $1.28 million for the year ended December 31, 2021, which resulted in gross profit of $0.76 million and a gross margin percentage of 37%.

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
General and administrative[1]	$7,996,906	$8,238,531	$(241,625)	(3)%
Consulting	339,505	188,703	150,802	80%
Research and Development	149,912	58,139	91,773	158%
Goodwill impairment charge	37,093,047	—	37,093,047	N/A
Total operating expenses, net	$45,579,370	$8,485,373	$37,093,997	451%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Stock-based compensation expense	$1,614,845	$3,414,440	$(1,799,595)	(53)%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $7,996,906, compared to $8,238,531 for 2021, a decrease of $241,625, which was primarily related to a decrease in non-cash stock-based compensation expense of $1,799,595 and to the effect of $685,000 of lawsuit settlement expense in 2021, partially offset by increases in other general administrative expenses which increased in order to prepare for future expected growth.

Consulting

Consulting expenses were $339,505 for the year ended December 31, 2022, as compared to $188,703 for 2021, due primarily to payments to an Arkansas state relationship and incentive consulting firm that assisted the Company in securing the manufacturing facility in Osceola, Arkansas and payments to another firm that assists the Company with public affairs, media and public relations.

Research and Development

Research and development expenses were $149,912 for the year ended December 31, 2022, compared to $58,139 for the year ended December 31, 2021. The increased expense in 2022 was due to the development of new product lines, which includes a school bus and Class 5 cab over chassis truck.

Goodwill Impairment Charge

Based on the annual impairment test, we recorded a non-cash goodwill impairment charge of $37,093,047 as of December 31, 2022.

Other Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest income, net	$45,026	$4,412	$40,614	921%
Other (expense) income, net	(1,764)	288,185	(289,949)	(101)%
Total other income	$43,262	$292,597	$(249,335)	(85)%

Interest income, net consists primarily of interest earned on short-term investments, partially offset by interest expense on debt. Interest income, net increased to $45,026 for the year ended December 31, 2022 compared to $4,412 for the year ended December 31, 2021, primarily due to higher interest rates earned on short-term investments during 2022.

Other income of $288,185 for the year ended December 31, 2021 primarily consists of a gain of $290,520 on forgiveness of the Company’s loan under the Paycheck Protection Program established pursuant to the CARES Act.

Income Tax Expense

Income tax for the year ended December 31, 2021 consists primarily of $218,300 of EVTDS deferred income tax benefits reversed following the Merger.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $2,765,068 and short-term investments of $2,336,402, a combined total of $5,101,470, and working capital of $16,867,201. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our present operations during the next 12 months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

In February 2022, we announced Osceola, Arkansas as the site of our state-of-the-art manufacturing facility and new corporate offices. We moved into an approximately 580,000 square foot facility and is currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for us to obtain local tax incentives granted to the Company of up to $27 million, provided that the qualifying expenditures are made. We are not not currently contractually obligated to make the expenditures.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities	$(7,432,087)	$(12,936,755)
Cash flows provided by (used in) investing activities	5,507,719	(4,677,839)
Cash flows (used in ) provided by financing activities	(156,690)	20,590,987
Net change in cash, restricted cash and cash equivalents	$(2,081,058)	$2,976,393

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash goodwill impairment charges and stock-based compensation, and changes in the asset and liability accounts.

Net cash used in operating activities for the year ended December 31, 2022 was $7,432,087 compared to $12,936,755 for the year ended December 31, 2021, a decrease of cash used of $5,504,668. The decrease in net cash used in operating activities was due primarily to lower cash used by changes in our operating assets and liabilities, primarily related to accounts receivable, inventory and inventory deposits. The net cash used by changes in our operating assets and liabilities was $2,668,276 for the year ended December 31, 2022, due primarily to increases of $890,880 in accounts receivable and $1,820,785 in inventory. This compares to net cash used by changes in our operating assets and liabilities of $8,787,406 for 2021, due primarily to increases of $4,503,079 in inventory deposits, $3,198,877 in inventory and $1,415,657 in accounts receivable. The remainder of the decrease in net cash used in operating activities compared to 2021 was due to a lower net loss in 2022 after accounting for non-cash expenses. Although we reported a net loss of $43,804,160 for the year ended December 31, 2022, the loss included $39,040,349 of non-cash expenses, including a goodwill impairment charge of $37,093,047 and stock-based compensation of $1,614,845. Net loss for 2021 was $7,652,100, which included net non-cash expenses of $3,502,751, including stock-based compensation of $3,414,440.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 was $5,507,719, as compared to cash used in investing activities of $4,677,839 during the year ended December 31, 2021. Net cash provided in 2022 consisted of proceeds from sales and maturities of marketable securities of $9,619,242, partially offset by purchases of marketable securities of $3,942,940 and capital expenditures of $168,583. Net cash used in 2021 consisted of purchases of marketable securities of $16,233,213 and capital expenditures of $27,958, partially offset by proceeds from sales of and maturities of marketable securities of $8,210,000 and cash acquired in the merger of $3,373,332.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 was $156,690 and net cash provided by financing activities in 2021 was $20,590,987. Net cash used in financing for 2022 primarily consisted of principal repayments of debt of $276,690, partially offset by proceeds from the issuance of common stock for options exercised of $120,000. Net cash provided by financing activities in 2021 consisted primarily of the pre-merger $4,621,200 proceeds from the issuance of common stock raised by EVTDS in 2021 in anticipation of the Merger; a second common stock offering post-merger which raised $16,274,991, and $211,219 raised in 2021 from the issuance of stock for stock options that were exercised, partially offset by offering costs of $188,015 and debt repayments of $328,408.

Line of Credit

Effective August 4, 2022, the Company secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on December 31, 2022 and there is no current plan to borrow from it.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as the Company transfers assembly and corporate functions to the newly announced Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2022, the Company has no contractual obligations.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. No critical accounting policies existed at December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Envirotech Vehicles, Inc.

Osceola, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Envirotech Vehicles, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Barton CPA, PLLC

www.bartoncpafirm.com

We have served as the Company’s auditor since 2023.

Cypress, Texas

September 25, 2023

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2021 to 2023.

Houston, Texas

April 26, 2022

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,765,068	$4,846,490
Restricted cash	60,399	60,035
Marketable securities	2,336,402	8,002,700
Accounts receivable, net of allowance of $271,218 and $0, respectively,	2,073,691	1,428,030
Inventory, net	5,671,326	3,850,541
Inventory deposits	4,829,933	4,503,079
Prepaid expenses	445,963	332,514
Other current assets	156,457	—
Total current assets	18,339,239	23,023,389
Property and equipment, net	368,461	272,113
Goodwill	14,682,620	51,775,667
Other non-current assets	93,369	236,639
Total assets	$33,483,689	$75,307,808
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$603,744	$238,464
Accrued liabilities	652,528	1,280,020
Notes payable - Current	215,766	31,788
Total current liabilities	1,472,038	1,550,272
Long-term liabilities
Other non-current liabilities	—	2,427
Notes payable - Long Term	16,671	13,245
Total liabilities	1,488,709	1,565,944
Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 14,912,189 issued and outstanding as of December 31, 2022 and 2021, respectively	150	149
Additional paid-in capital	83,923,350	81,866,075
Accumulated deficit	(51,928,520)	(8,124,360)
Total stockholders’ equity	31,994,980	73,741,864
Total liabilities and stockholders’ equity	$33,483,689	$75,307,808

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Sales	$4,504,621	$2,042,844
Cost of sales	2,772,673	1,281,468
Gross profit	1,731,948	761,376
Operating expenses:
General and administrative	7,996,906	8,238,531
Consulting	339,505	188,703
Research and development	149,912	58,139
Goodwill impairment charge	37,093,047	—
Total operating expenses, net	45,579,370	8,485,373
Loss from operations	(43,847,422)	(7,723,997)
Other income (expense):
Interest income, net	45,026	4,412
Other (expense) income, net	(1,764)	288,185
Total other income	43,262	292,597
Loss before income taxes	(43,804,160)	(7,431,400)
Income tax expense	—	(220,700)
Net loss	$(43,804,160)	$(7,652,100)
Net loss per share to common stockholders:
Basic and diluted	$(2.92)	$(0.67)
Weighted shares used in the computation of net loss per share:
Basic and diluted	14,991,837	11,451,724

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	1	$—	$100	$(472,260)	$(472,160)
EVTDS common stock issued for cash	7,129,887	72	6,415,038	—	6,415,110
ADOMANI INC. common stock issued in Merger	5,635,348	56	55,738,323	—	55,738,379
Post-Merger common stock issued for cash	2,146,953	21	16,486,189	—	16,486,210
Offering costs netted against proceeds from common stock issued for cash	—	—	(188,015)	—	(188,015)
Stock based compensation	—	—	3,414,440	—	3,414,440
Net loss	—	—	—	(7,652,100)	(7,652,100)
Balance, December 31, 2021	14,912,189	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for litigation settlements accrued in 2021	58,899	—	322,431	—	322,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(43,804,160)	(43,804,160)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,804,160)	$(7,652,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,242	70,279
Provision for bad debt	245,219	303,879
Stock based compensation expense	1,614,845	3,414,440
Goodwill impairment charge	37,093,047	—
Gain on debt forgiveness	—	(290,520)
Other	(10,004)	4,673
Changes in assets and liabilities:
Accounts receivable	(890,880)	(1,415,657)
Inventory	(1,820,785)	(3,198,877)
Inventory deposits	(326,854)	(4,503,079)
Prepaid expenses	325,638	693,375
Other current assets	(156,457)	—
Other non-current assets	143,270	123,343
Accounts payable	365,284	(235,306)
Accrued liabilities	(305,065)	(10,229)
Other non-current liabilities	(2,427)	(240,976)
Net cash used in operating activities	(7,432,087)	(12,936,755)
Cash flows from investing activities:
Purchase of property and equipment, net	(168,583)	(27,958)
Purchases of marketable securities	(3,942,940)	(16,233,213)
Proceeds from sales and maturities of marketable securities	9,619,242	8,210,000
Cash acquired in merger	—	3,373,332
Net cash provided by (used in) investing activities	5,507,719	(4,677,839)
Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	21,107,410
Payments for deferred offering costs	—	(188,015)
Principal advances from (repayments on) debt	(276,690)	(328,408)
Net cash (used in) provided by financing activities	(156,690)	20,590,987
Net change in cash, restricted cash and cash equivalents	(2,081,058)	2,976,393
Cash, restricted cash and cash equivalents at the beginning of the period	4,906,525	1,930,132
Cash, restricted cash and cash equivalents at the end of the period	$2,825,467	$4,906,525
Supplemental cash flow disclosures:
Cash paid for interest expense	$16,338	$7,705
Cash paid for income taxes	$—	$2,400
Non-cash investing and financing activities:
Common stock issued in litigation settlements accrued in 2022	$322,431	$—
Notes payable issued to finance prepaid insurance	$439,087	$—
Notes payable issued to finance purchase of property and equipment	$25,007	$—

See accompanying notes to consolidated financial statements.

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

On March 15, 2021, the Company completed its acquisition of Envirotech Drive Systems, Inc., a Delaware corporation (“EVTDS”), a supplier of zero-emission trucks, cargo vans, chassis and other commercial vehicles. The transaction was completed in accordance with an Agreement and Plan of Merger, dated February 16, 2021 (the “Merger Agreement”), by and among the Company, EVTDS and EVT Acquisition Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). See Note 3 - Merger.

The Company was formerly known as ADOMANI, Inc. On May 26, 2021, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation the Company with the Secretary of State of the State of Delaware to change its name from ADOMANI, Inc. to Envirotech Vehicles, Inc., effective as of May 26, 2021.

On February 22, 2022, the Company announced Osceola, Arkansas, as the site of its state-of-the-art manufacturing facility and new corporate offices. The Company has moved into an approximately 587,000 square foot facility.

On June 28, 2022, we effected a 1-for-20 reverse stock split of our common stock with no change to authorized shares of common stock. All share, restricted stock unit (“RSU”), and per share or per RSU information through this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.00001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital.”

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures as of December 31, 2022 include the Consolidated Balance Sheet of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and subsidiaries, including EVTDS (see Note 3 - Merger), and for the fiscal period ended December 31, 2022, include the Consolidated Results of Operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and EVTDS for the entire annual period. The consolidated financial statements and related disclosures as of  December 31, 2021 include the Consolidated Balance Sheet of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and its subsidiaries, including EVTDS. The Consolidated Results of Operations for the fiscal period ended December 31, 2021, include the results of operations of EVTDS for the entire annual period and include the consolidated results of operations of Envirotech Vehicles, Inc. (formerly ADOMANI, Inc.) and its subsidiaries for the post-merger period March 16, 2021 through December 31, 2021.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2022, three customers accounted for approximately 43 percent of the annual revenue recorded. At December 31, 2021, the Company did have a concentration of customers; four customers’ balances account for approximately 81 percent of the outstanding accounts receivable; for the year ended December 31, 2021, four customers accounted for approximately 63 percent of the annual revenue recorded.

In applying ASC Topic 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue consists primarily of the sale of electric trucks and cargo vans. These sales represent a single performance obligation with revenue recognition occurring at the time title transfers. Transfer of title generally occurs when the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt. At this time, the title of the vehicle is transferred to the customer.

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

Other revenue for the year ended December 31, 2021 included performing basic vehicle maintenance and detailing, as well as safety inspections for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced. These sales were approximately $118,000 for the year ended December 31, 2021, and did not recur in 2022. The Company has therefore not provided any additional disaggregation information, as all other revenue relates to the sale of vehicles as discussed above.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value.

Restricted Cash—The Company classifies certain bank balances as restricted cash as these balances are required to support certain minor activities. See Concentration of Credit Risk below in this Note. The Company had $60,399 and $60,035 of restricted cash at December 31, 2022 and December 31, 2021, respectively.

Short-term Investments—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company also invests in bank certificates of deposit. The Company classifies these short-term investments as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. These securities had original maturity dates ranging from 158 days to 200 days, and at December 31, 2022, the remaining maturity dates on these securities ranged from 1 day to 90 days. At December 31, 2021, the aggregate amount of the Company’s investments in marketable securities was $8,002,700. These securities had original maturity dates ranging from 143 days to 364 days, and at December 31, 2021, the remaining maturity dates on these securities ranged from 13 days to 167 days.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The Company had trade accounts receivable of $2,344,909 and an allowance for doubtful accounts of $271,218 at December 31, 2022. The Company had trade accounts receivable of $1,428,030 as of December 31, 2021 with no allowance for bad debt. The trade accounts receivable balance at December 31, 2022 is primarily from credit-worthy customers many of whom are fully or partially funded through state government sponsored programs and the December 31, 2021 balance was in the collection process for guaranteed state grant funding subsequent to that date. The Company did have a concentration of customers; three customers’ balances account for approximately 37 percent of the outstanding accounts receivable; for the year ended December 31, 2022, At December 31, 2021, four customers’ balances account for approximately 81 percent of the outstanding accounts receivable; for the year ended December 31, 2021, four customers accounted for approximately 63 percent of the annual revenue recorded.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or net realizable value, uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $5,683,755 as of December 31, 2022 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to support in the future, resulting in a net inventory balance of $5,671,326 at  December 31, 2022. The Company had finished goods inventory on hand of $3,862,970 as of  December 31, 2021 and recorded an inventory ,valuation allowance of $12,429 resulting in a net inventory balance of $3,850,541 as of December 31, 2021.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Consolidated Balance Sheets. Upon completion of production, acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. Deposits paid to three vendors accounted for 70 percent of the deposits outstanding at December 31, 2022. Inventory deposits made in 2021 accounted for $2,731,294 of the balance outstanding at December 31, 2022. The Company had inventory deposits of $4,829,933 and $4,503,079 as of December 31, 2022 and December 31, 2021, respectively. Deposits paid to two vendors accounted for 96 percent of the deposits outstanding at December 31, 2021; one different vendor with an affiliation to the two vendors just mentioned accounted for approximately 85 percent of the cost of sales for the year ended December 31, 2021.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

EVTDS previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As of December 31, 2020, EVTDS did not recognize a full valuation allowance for all deferred tax assets. In March 2021, the Company recognized a full valuation allowance for all deferred tax assets, and as a result, recorded income tax expense of $218,300 for the year ended December 31, 2021. A full valuation allowance is also recorded at December 31, 2022.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2022 and 2021, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2022, 608,266 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,402,417 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As of December 31, 2021, 338,500 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,429,900 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. Stock options and warrants were not included in the diluted weighted average number of shares outstanding for the years ended December 31, 2022 and 2021, as the effect would be anti-dilutive.

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

The Company’s bank requires compensating balances, which are reported as Restricted Cash on the Company's Consolidated Balance Sheets as disclosed above, for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $60,399 and approximately $60,000 at December 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  December 31, 2022 and December 31, 2021, respectively.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. Based on the annual impairment test, which predominantly utilized the Company's quoted market price and the number of outstanding shares toward the end of the fourth quarter of 2022 as inputs, the Company recorded a non-cash goodwill impairment charge of $37,093,047 as of December 31, 2022. See Note 3 - Merger.

Research and Development ("R&D")—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. R&D expenses were $149,912 and $58,139 for the years ended December 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values using the Black-Scholes option pricing model and is recognized as compensation expense ratably over the requisite service period, which is generally the option or warrant vesting period. With respect to options to purchase 340,893 shares of common stock issued on January 7, 2022 and options to purchase 3,874 shares of common stock issued on January 31, 2022 (see Note 9 - Stock Options), the Company recorded non-cash stock-based compensation expense of $1,614,845 for the year ended December 31, 2022. With respect to the options to purchase 22,000 shares of common stock issued on August 4, 2021 (see Note 9 - Stock Options), non-cash stock-based compensation expense was $121,132 for the year ended December 31, 2021. An additional $3,293,308 was recorded related to the value of certain options assumed by the merged entity, bringing the total amount recorded for the year ended December 31, 2021 to $3,414,440.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except leasehold improvements, which are being amortized over the shorter of its useful life or the lease term. Major repairs and replacements, which extend the useful lives of equipment, are capitalized and depreciated over the estimated useful lives of the property. All other maintenance and repairs are expensed as incurred.

Leases—The Company accounts for leases as required by ASC Topic 842 - Leases. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements.

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

The primary reasons EVTDS consummated the merger with ADOMANI, Inc. were the opportunity to immediately become a public company without the process of doing its own initial public offering, affording it the opportunity to more quickly raise capital (see Note 7 - Common Stock) and provide liquidity options to its stockholders, at the same time acquiring the infrastructure required of a public company run by people experienced in investor relations and the public company regulatory compliance issues and filings required. In addition, since ADOMANI, Inc. had been the sole customer of EVTDS, the two management teams had experience working with each other and anticipated a smooth transition in addition to obtaining synergies, chief of which was a layer of profit required when two separate entities were involved in making and selling a vehicle that was immediately eliminated upon the Merger close, enabling the purchase price of vehicles to customers to be reduced. The combined entity also was able to exert more pressure on suppliers to reduce vehicle costs, which also supported the price reductions to customers.

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

EVTDS entered into an exclusive 50-year distribution agreement as of October 4, 2017 to become the sole USA distributor of EVT Canada. This agreement grants EVTDS the exclusive right in the United States to promote sales, including the right to use trademarks, trade names, service marks and logos and to obtain orders based on sales targets for orders. The agreement also provides that EVT Canada may not independently appoint additional distributors. The Company obtained this agreement in the Merger.

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

This allocation is based on management’s estimated fair value of the ADOMANI Inc. assets and liabilities at March 15, 2021. ADOMANI, Inc. assets were derived from a total value of $53,509,622, based on 5,635,247 shares of common stock outstanding on March 15, 2021 and the closing price that day of $9.498 per share. The fair value of certain of the stock options assumed by EVTDS in the Merger of $2,228,757 (see Note 9 - Stock Options) was added to reach an adjusted value of $55,738,379. From that amount, total assets acquired of $5,570,628 (including a reduction in the carrying value of finished goods inventory of $26,400 to reflect fair value) was deducted, and total acquired liabilities of $1,607,916 were added, in order to arrive at the $51,775,667 of goodwill recorded, none of which will be deductible for future income tax purposes. The Company incurred approximately $415,472 in transaction costs related to the Merger, which were expensed.

Since the closing of the Merger on March 15, 2021, primarily due to the fact that EVTDS brought no employees or sales people to the merged entity, and that sales and operating activities have been conducted on a company-wide basis, not on the basis of either EVTDS alone or the ADOMANI entities alone, other than nominal expense items related to EVTDS leases assumed in the Merger (see Notes 11 - Commitments and 13 - Leases), all accounting subsequent to the closing of the Merger has been and will continue to be done on a consolidated basis. The Company therefore is not able to segregate the operating results of operations between the formerly separate entities in the current periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Merger discussed above as if it had occurred on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the year ended December 31, 2021 that would have been realized if the Merger had occurred on January 1, 2021, nor does it purport to project the results of the merged entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the merged entities.

For the year ended December 31,
Pro forma combined results of operations	2021
Sales	$1,740,255
Net loss	$(10,296,024)

The adjustments for the year ended December 31, 2021 resulted in a reduction of sales of $319,000 and a $91,800 increase in net loss. The sales adjustment resulted from sale of vehicles by EVTDS to ADOMANI, Inc. However, the actual loss for ADOMANI, Inc. for the period January 1, 2021 through March 15, 2021 that is included in this pro forma information included an adjustment to fully amortize the unamortized stock-based compensation expense related to outstanding stock options that fully vested at the closing of the Merger. This adjustment increased pro forma expenses, and therefore the pro forma net loss for the year ended December 31, 2021 by approximately $1,826,623 more than would otherwise have been recorded absent the consummation of the Merger.

Goodwill

The following table presents a reconciliation of the carrying amount of goodwill for the year ended December 31, 2022:

Goodwill, December 31, 2021	$51,775,667
Goodwill impairment charge	(37,093,047)
Goodwill, December 31, 2022	$14,682,620

4. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Furniture and fixtures	$56,646	$41,799
Leasehold improvements	122,711	28,112
Machinery & equipment	165,753	86,266
Vehicles	252,724	252,724
Test/Demo vehicles	15,784	15,784
Total property and equipment	613,618	424,685
Less accumulated depreciation	(245,157)	(152,572)
Net property and equipment	$368,461	$272,113

Depreciation expense was $97,242 and $70,729 for the years ended December 31, 2022 and 2021, respectively.

5. Income Taxes

The cumulative estimated net operating loss (“NOL”) carry-forward is $37,312,984 and $31,347,786 at December 31, 2022 and 2021, respectively. $22,935,645 of this carry-forward may be carried forward indefinitely while $14,377,339 is subject to expiration over a 20-year period. EVTDS recognized a cumulative tax benefit of $218,300 on its financial statements through the year ended December 31, 2020, and therefore did not reserve the deferred tax asset. As mentioned in Note 2, that benefit has been reversed and recorded as income tax expense in the consolidated results of operations for the year ended December 31, 2021, effectively establishing a valuation allowance for it. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2022	2021
Tax effected net operating loss	$1,169,392	$866,991
Deferred tax asset attributable to:
Net operating loss carryover	6,666,335	5,716,044
Research and development tax credit carryforward	274,891	274,891
Sub-total	8,110,618	6,857,926
Valuation allowance	(8,110,618)	(6,857,926)
Net deferred tax asset	$—	$—
Cumulative NOL	$37,312,984	$31,347,786

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2022 for the Envirotech Vehicles, Inc./ADOMANI, Inc. losses, and includes the years 2014 through 2020 for EVTDS, as the 2021 EVTDS loss is included in the consolidated Envirotech Vehicles, Inc. loss. Because a change in ownership occurred as a result of the Merger, net operating loss carryover will be limited as to use in future years. Federal tax returns for tax years since 2019 are still open for examination by the Internal Revenue Service.

6. Notes Payable

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,649. The balance of this note on  December 31, 2022 is $13,245 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets.

On August 10, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 48 months, beginning in August 2022, with monthly payments of $521. The balance of this note on December 31, 2022 is $22,923 of which $6,252 is classified as Notes Payable - current and $16,671 is classified as Notes Payable - Long Term on the Company's Consolidated Balance Sheets.

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bearing interest at 3.25% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on December 31, 2022, and there is no current plan to borrow from it.

Effective May 2, 2018, ADOMANI, Inc. secured a line of credit from Morgan Stanley. Borrowings under the line of credit bear interest at 30-day LIBOR plus 2.0%. There is no maturity date for the line, but Morgan Stanley may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Morgan Stanley accounts. Borrowings under the line may not exceed 95% of such cash, cash equivalents, and marketable securities balances. The maximum amount the Company could borrow at December 31, 2021, was approximately $10.4 million; there was no principal amount outstanding at that date. This line is currently closed.

Effective June 15, 2022, the Company entered into a premium financing agreement with First Insurance Funding to finance certain insurance coverage. The $225,000 loan is payable over nine months, beginning in July 2022, and bears interest at 5.8% with monthly payments of $25,608. The balance of this note is $76,087 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets.

Effective August 20, 2022, the Company entered into a second premium financing agreement with First Insurance Funding to finance other insurance coverages. The $214,088 loan is payable over nine months, beginning in September 2022, and bears interest at 6.3% with monthly payments of $24,416. The balance of this note is $120,182 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets.

7. Common Stock

On March 15, 2021, in connection with the closing of the Merger, the Company issued 7,129,887 shares of its common stock to the former stockholders of EVTDS in exchange for their shares of EVTDS (see Note 3), increasing the total number of outstanding shares of common stock of the Company to 12,765,236 as of immediately following the closing of the Merger.

On December 24, 2020, ADOMANI, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors, whereby the Company agreed to sell, and the investors agreed to purchase, shares of common stock of the Company, and warrants (the “Warrants”) to purchase additional shares of the Company’s common stock (the “Financing”).

The first closing of the Financing occurred on December 29, 2020. ADOMANI, Inc. raised net cash proceeds, net of offering costs, of approximately $5.3 million through the sale and issuance of 575,000 shares of its common stock at a purchase price equal to $10.00 per share and Warrants to purchase up to an aggregate of 431,250 shares of its common stock at an exercise price of $10.00 per share. The share and Warrant amounts issued include 32,500 shares and 24,375 Warrants issued to the underwriter in lieu of paying $325,000 of fees in cash. Although this ADOMANI, Inc. activity occurred before the close of the Merger, it is discussed here because it was primarily the source of the $3,373,332 cash acquired by EVTDS in the Merger that closed on March 15, 2021. See Note 3.

The second closing of the Financing was completed on May 7, 2021, following the closing of the Merger (see Note 3) and the subsequent effectiveness of the Registration Statement on Form S-3 (File No. 333-255341) filed with the SEC on April 19, 2021, registering for resale the shares of the Company’s common stock sold, and the shares issuable under the Warrants issued, in connection with the Financing. At the second closing of the Financing, the Company raised aggregate net cash proceeds of $16,274,991 through the sale and issuance of an additional 1,916,667 shares of its common stock at a purchase price equal to $9.00 per share, and additional Warrants to purchase up to an aggregate of 958,334 shares of its common stock at an exercise price of $20.00 per share. The share and Warrant amounts issued include 108,333 shares and a Warrant to purchase 54,167 shares issued to the underwriter in lieu of paying $975,000 of fees in cash.

In addition to the $16,274,991 cash equity proceeds received during the year ended December 31, 2021 discussed in the previous paragraph, the Company also received $120,000 and $211,219 cash equity proceeds from the exercise of various stock option agreements during the years ended December 31, 2022 and 2021, respectively, as discussed in Note 9.

8. Stock Warrants

As a result of the Merger closing (see Note 3), as of March 15, 2021, the Company had outstanding warrants to purchase an aggregate of 534,067 shares of common stock, 102,817 of which were exercisable. The warrants were previously issued by ADOMANI, Inc. and assumed in the Merger. Of the 534,067 outstanding at the Merger date, 27,483 and 62,500 expired unexercised during 2022 and 2021, respectively. In connection with the second closing of the Financing discussed in Note 7, the Company issued additional warrants to purchase up to 958,334 shares of its common stock. The Company’s outstanding warrants as of December 31, 2022 are summarized as follows, and all were exercisable at that date:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding warrants expiring January 9, 2023	12,833	$75	0.02
Outstanding warrants expiring January 28, 2025	431,250	$10	2.08
Outstanding warrants expiring May 7, 2026	958,334	$20	3.35
Outstanding warrants on December 31, 2022	1,402,417	$17	2.93

The Warrants issued as part of the Purchase Agreement (see Note 7) contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled.

As of December 31, 2022 and 2021, the outstanding warrants have no intrinsic value.

9. Stock Options

The following is a summary of stock option activity under the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding EVTDS at December 31, 2020	-
Options acquired in Merger	649,643	$5.80	4.61
Exercised	(287,536)	$2.40
Cancelled/Forfeited at $2.40 Exercise Price	(3,357)	$2.40
Cancelled/Forfeited at $9.00 Exercise Price	(10,500)	$9.00
Cancelled/Forfeited at $26.20 Exercise Price	(9,750)	$26.20
Subtotal, as follows:	338,500
Outstanding options at $2.40 Exercise Price	50,000	$2.40
Outstanding options at at $9.00 Exercise Price	281,750	$9.00
Outstanding options at $26.20 Exercise Price	6,750	$26.20
Outstanding at December 31, 2021	338,500	$8.40	6.98
Options Granted during 2022:
Options Granted at $2.00 Exercise Price	250,000	$2.00
Options Granted at $2.40 Exercise Price	90,893	$2.40
Options Granted at $3.62 Exercise Price	2,762	$3.62
Options Granted at $9.00 Exercise Price	1,111	$9.00
Exercised	(50,000)	$2.40
Canceled/Forfeited	(25,000)	$9.00
Subtotal, as follows:	608,266
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.05
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.05
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	4.09
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	7.96
Outstanding Options at $26.20 Exercise Price	6,750	$9.00	5.30
Outstanding at December 31, 2022	608,266	$5.30	8.52
Exercisable at December 31, 2022	605,101	$5.30	8.54

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

On January 31, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s Chief Financial Officer, options to purchase 2,762 shares of common stock at an exercise price of $3.62 per share and options to purchase 1,111 shares of common stock at an exercise price of $9.00 per share. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of grant.

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

On August 4, 2021, the Company’s Compensation Committee granted Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, options to purchase 22,000 shares of common stock at an exercise price of $5.506 per share. The Committee determined that Mr. Oldridge would be immediately vested in the options granted.

The options granted during 2022 were valued using the Black-Scholes option pricing model, resulting in a weighted average fair market value of approximately $4.71 per option for the years ended December 31, 2022. The weighted average assumptions used in the valuation of the options are summarized in the following table:

2022
Risk-free interest rate	1.76%
Expected volatility	146.3%
Expected option term (years)	9.7
Expected dividend yield	0%

As of December 31, 2022, outstanding options had intrinsic value of $32,500, all of which was exercisable.

10. Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771.

EVTDS has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on January 1, 2020. The monthly rent under the SRI Office Lease is $2,730.

In addition to the SRI Equipment Leases and the SRI Office Lease, during 2021, the Company purchased a heavy-duty pick-up truck and a trailer from SRI for $81,293. The Company uses such equipment to transport its electric vehicles to and from customer demonstration sites and to and from equipment outfitters when the vehicles have custom bodies and accessories added for specific customers.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility was $2,800. On January 13, 2023, based on a review of office and warehousing space in the Porterville market, the Company’s audit committee approved an increase in the monthly rent to $5,000 for 2023. See Notes 11 and 13. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI.

During 2021, the Company purchased two used automobiles from Mr. Oldridge for an aggregate purchase price of $33,250. The Company purchased such vehicles from Mr. Oldridge for use by the Company’s employees for sales calls and other business purposes.

In connection with the closing of the Merger in March 2021, the Company purchased two electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to EVTDS for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at December 31, 2022.

The following table summarizes these related party transactions for the years ending December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
SRI Equipment Leases	$93,247	$116,559
SRI Office Lease	26,390	14,000
Truck & trailer purchase from SRI	—	81,293
Total SRI	119,637	211,852
Vehicles purchased from Phillip W. Oldridge	—	161,250
ABCI Office leases	33,600	50,610
Total	$153,237	$423,712

11. Commitments

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

The following table summarizes the Company's future minimum payments under contractual commitments, excluding debt, as of December 31, 2021:

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$46,173	$46,173	$-	$-	$-
Employment contracts	2,500,000	500,000	1,500,000	500,000	-
Total	$2,546,173	$546,173	$1,500,000	$500,000	$-

12. Contingencies

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

On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation, filed a complaint captioned GreenPower Motor Company, Inc. v. Phillip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Phillip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint alleges (i) RICO violations, (ii) conspiracy to commit RICO violations, (iii) breach of fiduciary duties, (iv) breach of an employment contract, (v) conversion of GreenPower property, (vi) violation of the Defend Trade Secrets Act, and (vii) violations of California’s Business and Profession Code. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.

On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. We believe that the lawsuit is without merit and intend to vigorously defend the action.

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

13. Leases

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

As of December 31, 2022, the Company is a party to eight operating leases. Five of these leases are office or warehouse leases; the remaining three are equipment leases (see Note 10). As disclosed in Note 2, the Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. In applying the guidance in ASC 842, the Company has determined that all current leases as of December 31, 2022 should be classified as short-term operating leases.

The Company has entered into the SRI Equipment Leases (see Note 10). Rent expense under the SRI Equipment Leases was $93,247 for each of the years ended December 31, 2022 and 2021.

The Company has entered into the SRI Office Lease (see Note 10). Rent expense under the SRI Office Lease was $26,390 and $24,711 for the years ended December 31, 2022 and 2021, respectively.

The Company has entered into the ABCI Office Lease (see Note 10). Rent expense under the ABCI Office Lease was $33,600 and $30,800, for the years ended December 31, 2022 and 2021, respectively.

The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale, Florida area effective February 15, 2022. The lease has a one-year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the year ended December 31, 2022 was $16,853.

In February 2017, ADOMANI, Inc. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In December 2019, ADOMANI, Inc. signed a lease for combined office space and warehouse location in Corona, California. The facility had been used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished goods vehicle inventories prior to November 2020 when ADOMANI, Inc. vacated its former corporate office space in Corona, California, and made such facility the new corporate office location in addition to its prior use. The lease is for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease was $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $13,108 at commencement and would have escalated to $13,906 by its conclusion. However, the Company vacated the premises effective March 31, 2022, and the lease was taken over on April 1, 2022 by its sublease tenant, as discussed below.

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

As required by ASC 842, in conjunction with the Corona, California lease, the Company recognized an operating liability with a corresponding Right-Of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such lease. As of December 31, 2021, the ROU asset had a balance of $133,672, which is included in other non-current assets in the consolidated balance sheet. Current liabilities relating to the ROU asset, which are included in accrued liabilities in the consolidated balance sheet, were $131,245 at December 31, 2021. Non-current liabilities relating to the ROU asset, which are included in other non-current liabilities in the consolidated balance sheet, were $2,427 as of December 31, 2021. Because the lease was assumed by Masters effective April 1, 2022, and terminated on December 31, 2022, there were no remaining ROU assets or lease liabilities as of December 31, 2022.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2022	2021
Lease expenses
Operating lease expenses	$61,380	$164,234
Short-term lease expenses	$167,367	$88,312
Total lease cost	$228,747	$252,546
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$45,767	$212,955
Weighted-average remaining lease term (in years):
Operating leases	0.60	1.03
Weighted-average discount rate:
Operating leases	14%	14%

14. Subsequent Events

EVTV evaluated its subsequent events through September 25, 2023, which is the date the financial statements were issued or available to be issued.

In March 2023, the Company entered into an agreement with  Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 ("turnover date") and a rental commencement date of September 1, 2023. There is a grace period of two months for rental payments, starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. The sublease may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence both in the region and the United States.

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

Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2022.

Although we have yet to fully resolve such deficiencies as of the date of this prospectus, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above- described deficiencies in the effectiveness of our disclosure controls and procedures.

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

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information regarding our executive officers and directors as of the date of this report:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	62	Chief Executive Officer, Chairman of the Board and Director
Susan M. Emry	46	Executive Vice President, Corporate Secretary and Director
Douglas M. Campoli	59	Chief Financial Officer and Treasurer
Directors
Melissa Barcellos(1)(2)(3)	39	Director
Michael Di Pietro(1)(2)(3)	67	Director
Terri White Elk(1)(2)	53	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

Executive Officers

Phillip W. Oldridge, Chief Executive Officer, Chairman of the Board, and Director

Phillip W. Oldridge has served as our Chief Executive Officer since September 2020 and as our Chairman of the Board and a director since March 2021. Prior to joining us, Mr. Oldridge was the founder and the Chief Executive Officer of GreenPower Motor Company, Inc., a publicly traded designer and manufacturer of passenger transit and shuttle buses, from November 2011 until June 2019, where he also served as a member of the board of directors from December 2012 until June 2019. From November 2006 until January 2010, Mr. Oldridge served as the Chief Executive Officer of Bus and Coach International, a manufacturer of buses and coaches. Before that, Mr. Oldridge was the Chief Executive Officer of Nevada Charter Inc., a bus and coach charter company, from October 1994 until December 2001. Mr. Oldridge holds a Master of Business Administration from Richmond, the American University in London, from which he also received a Bachelor of Science degree. The Board believes that Mr. Oldridge’s extensive senior executive management and board experience in private and public companies qualifies him to serve on the Board of Directors.

Susan M. Emry, Executive Vice President, Corporate Secretary, and Director

Susan M. Emry has served as our Executive Vice President since December 2021 and as a director since January 7, 2022. Ms. Emry has over 30 years of experience in the transportation, vehicle manufacturing and financial industries. In April 2021, Ms. Emry was appointed to serve as the Company’s Controller. From 2017 until March 2021, Ms. Emry was a Director, and the President, Chief Financial Officer and Secretary, of Envirotech Drive Systems, Inc. until we acquired that company upon the closing of the Merger. In addition, from 2006 to 2020, Ms. Emry also served as Chief Financial Officer of Sardo Bus and Coach Upholstery, a company specializing in transit vehicle refurbishment. From 1992 to 2020, Ms. Emry held various roles of increasing responsibility with Michael Di Pietro, CPA, where she provided management advisory and tax preparation services primarily in the high-net-worth client division. The Board believes that Ms. Emry’s extensive experience in transportation, vehicle manufacturing and financial industries experience qualifies her to serve on the Board of Directors.

Douglas M. Campoli, Chief Financial Officer and Treasurer

Douglas M. Campoli joined the Company as Chief Financial Officer since April 2023. Prior to joining the Company, he was the Chief Financial Officer and Treasurer of Arcimoto, Inc., a publicly listed company that manufactures three-wheeled fun utility electric vehicles, from June 2015 to April 2023. He was the Founder of Strategic Financial Consulting from February 2013 to June 2015, providing financial consulting services for startup and existing businesses. From September 2012 to September 2013, Mr. Campoli was Chief Financial Officer of ManaFuel, bringing energy independence to Pacific Island Nations. From May 2007 to February 2011, he was Chief Financial Officer of GarageGames.com, Inc. From 2004 to May 2007, Mr. Campoli was Chief Financial Officer of SeQuential Biofuels, Inc. Prior to 2004, he held various financial positions at Genuity Inc. (previously GTE Internetworking), and AT&T Paradyne Corp. Mr. Campoli is a Certified Cash Manager and holds a B.S. in Business and Finance from the University of South Florida and an M.B.A. with a concentration in Finance from the University of Tampa.

Non-Employee Directors

Melissa Barcellos, Director

Melissa Barcellos has served as a director since March 2021. Ms. Barcellos is the Manager of Economic Development of the City of Prince George, British Columbia, a position she has held since September 2015. She has also served as Principal and Benefit Auctioneer of Melissa Lynn Auctions in Prince George, British Columbia, since May 2011. From February 2013 through September 2015, Ms. Barcellos was an Economic Development Officer of Initiatives of the City of Prince George. Ms. Barcellos received a Bachelor of Commerce in Marketing and General Business from the University of Northern British Columbia, a Post Graduate Certificate in Economic Development from the University of Waterloo, and a Post Graduate Certificate in Real Property Valuation from the Sauder School of Business of the University of British Columbia. Based on these qualifications, the Board believes that Ms. Barcellos is qualified to serve on the Board of Directors.

Michael Di Pietro, Director

Michael Di Pietro has served as a director since March 2021. Mr. Di Pietro is the President of Michael DiPietro, CPA, Inc., a full-service public accounting firm he founded in 1991. Since July 2018, Mr. Di Pietro has served on the board of directors of Cathedral High School, a private, college preparatory Catholic all-boys school located in Los Angeles, California, where he is currently the chair of the finance committee. Mr. Di Pietro also previously served as a Director of Chino Commercial Bank, a community bank located in Chino, California, from April 2012 until April 2019. Mr. Di Pietro holds a Bachelor of Arts degree in Accounting from the University of South Florida, a Master of Arts in Accounting from the University of Notre Dame, and a Master of Divinity and Biblical Studies from Fuller Theological Seminary. Based on these qualifications, the Board believes that Mr. Di Pietro is qualified to serve on the Board of Directors.

Terri White Elk, Director

Terri White Elk has served as a director since March 2021. Ms. White Elk is a member of the Real Estate Investment Sales team at Keller Williams Realty SW in Las Vegas, Nevada, a position she has held since July 2003. Ms. White Elk also served as Operations Manager of Innovative Real Estate Strategies, a real estate and investment firm based in Las Vegas, Nevada, from July 2009 until May 2018, and was a Sales Executive at Legacy Partners Inc., a real estate development firm, from March 2005 until September 2008. Ms. White Elk received a Bachelor of Arts degree in Political Science from Arizona State University. Based on these qualifications, the Board believes that Ms. White Elk is qualified to serve on the Board of Directors.

Board Composition and Filling Vacancies

Currently, our board of directors consists of five directors. The authorized number of directors may be changed only by resolution of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with each class holding office for a three-year term. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company or management. Each director serves until such director’s successor is duly elected and qualified or such director’s earlier resignation, death or removal. Our board of directors is responsible for our business and affairs and considers various matters that require its approval.

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

The Audit Committee met as a committee three times during the fiscal year ended December 31, 2022.

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

In carrying out these responsibilities, the Compensation Committee will review all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders. The Compensation Committee met as a committee three times during the fiscal year ended December 31, 2022.

Compensation Committee Interlocks and Insider Participation

There are not currently, and during the fiscal year ended December 31, 2022, there were not any, interlocks of any of our executive officers or directors serving on the compensation committee or equivalent committee of another entity that has any director or executive officer serving on our Compensation Committee, any of our other committees, or our board of directors.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Ms. Barcellos (Chairperson) and Mr. Di Pietro. The Nominating and Corporate Governance Committee operates under a written charter, which is available on our website at www.evtvusa.com.

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

In assessing the composition of our board of directors, the Nominating and Corporate Governance Committee considers the current and anticipated needs of our board of directors, and seeks to maintain an appropriate balance of different business backgrounds, skills and expertise based on the nature and requirements of our business. In evaluating potential director candidates, the Nominating and Corporate Governance Committee considers all relevant information regarding such candidates, including the membership criteria stated above, and whether such candidates would meet the Nominating and Corporate Governance Committee’s objectives for the overall composition of our board of directors, as well as the candidates’ ability and willingness to devote adequate time to the related responsibilities. When appropriate, the Nominating and Corporate Governance Committee will recommend qualified candidates for nomination by our entire board of directors. The Nominating and Corporate Governance met as a committee two times during the fiscal year ended December 31, 2022.

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

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Overview

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2022 and 2021. These executive officers, who include our current principal executive officer and the two most highly-compensated executive officers (other than our principal executive officers), for the year ended December 31, 2022, were:

•	Phillip W. Oldridge, our Chief Executive Officer;

•	Susan M. Emry, our Executive Vice President; and

•	Christian S. Rodich, our former Chief Financial Officer.

We refer to these individuals in this section as our “Named Executive Officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2022 and 2021:

					Option	All Other
		Salary		Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)		($)	($)(1)	($)		($)
Phillip W. Oldridge	2022	300,000		—	947,321	18,000	(5)	1,265,321
Chief Executive Officer	2021	250,000	(2)	—	1,835,581	—		2,085,581

Susan M. Emry	2022	200,000		—	667,318	—		867,318
Executive Vice President	2021	68,000	(3)	—	—	—		68,000

Christian S. Rodich(4)	2022	146,667		20,000	206	—		166,873
Former Chief Financial Officer

(1)

The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)	For the year ended December 31, 2021, Mr. Oldridge was paid $250,000 of the annual $300,000 included in his employment agreement that was effective March 1, 2021.
(3)

This amount represents the salary paid to Ms. Emry from her April 16, 2021 hire date as Controller through December 31, 2021. Ms. Emry was an unpaid officer of Envirotech Drive Systems, Inc. from January 1, 2021 through April 15, 2021.

(4)

Mr. Rodich was appointed as Chief Financial Officer on February 3, 2022. The reported salary represents the amount paid to Mr. Rodich from his hire date of February 3, 2022 through December 31, 2022. Under the terms of his offer letter, Mr. Rodich received a signing/relocation bonus of $20,000. Mr. Rodich resigned as Chief Financial Officer effective February 24, 2023.

(5)	All other compensation for Mr. Oldridge represents the value of a $1,500 monthly auto allowance paid per the terms of his employment agreement.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2022. Our Named Executive Officers did not hold any restricted stock or other awards as of December 31, 2022:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Phillip W. Oldridge	250,000	—		9.00	1/7/2031
Chief Executive Officer	150,000	—		2.00	1/7/2032
	50,000	—		2.40	1/7/2032

Susan M. Emry	100,000	—		2.00	1/7/2032
Executive Vice President	40,893	—		2.40	1/7/2032

Christian S. Rodich	505	2,257	(1)	3.62	1/31/2032
Former Chief Financial Officer	203	908	(1)	9.00	1/31/2032

(1)	The options were granted to Mr. Rodich on January 31, 2022, and vest ratably at 1/60th per month over five years from the grant date.

Compensation Arrangements with Named Executive Officers

Phillip W. Oldridge

Mr. Oldridge is our Chief Executive Officer and chairman of our board of directors. We entered into an employment agreement with Mr. Oldridge, dated as of December 31, 2021 (the “Oldridge Agreement”). Mr. Oldridge’s base salary increased to $300,000 per year from the previously disclosed $1 per year effective March 31, 2021. He was paid $250,000 of that amount in 2021. The auto allowance of $1,500 per month contained in his contract commenced being paid in 2022. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. On January 7, 2021, we granted Mr. Oldridge an option to purchase 250,000 shares of our common stock under the 2017 Equity Incentive Plan (the “2017 Plan”) at an exercise price of $9.00 per share with an accounting value of $1,714,449. The shares subject to such option were initially scheduled to vest over a three-year period, with one-third of the shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments thereafter, subject to continued service with us through each vesting date; however, upon the closing of our acquisition of Envirotech Drive Systems, Inc. on March 16, 2021, our board of directors elected to accelerate the vesting of all outstanding options, whereupon such option vested in full and became exercisable by Mr. Oldridge. On August 4, 2021, we granted Mr. Oldridge an option to purchase 22,000 shares of our common stock under the 2017 Plan at an exercise price of $5.506 per share, with an accounting value of $121,132. Mr. Oldridge was immediately vested in the option on the grant date, and exercised it on November 30, 2021. On January 7, 2022, under the 2017 Plan, we granted Mr. Oldridge options to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share, with an accounting value of $710,729, and options to purchase 50,000 shares of our common stock at an exercise price of $2.40 per share, with an accounting value of $236,592. The options granted on January 7, 2022 vested immediately and expire on the tenth anniversary of the grant date.

Susan M. Emry

Mrs. Emry has been our Executive Vice President since December 1, 2021. She was appointed as a member of our board of directors on January 7, 2022. We entered into an employment agreement, dated as of December 31, 2021 (the “Emry Agreement”), with Mrs. Emry, whose base salary was increased to $200,000 per year effective on January 1, 2022. Mrs. Emry, formerly an executive with Envirotech Drive Systems, Inc., as described above who did not get paid a salary, joined the Company on April 16, 2021 as Controller. The compensation paid to Mrs. Emry in 2021 reflects the Controller salary for the period April 16, 2021 through December 31, 2021. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. On January 7, 2022, under the 2017 Plan, we granted Mrs. Emry options to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share, with an accounting value of $473,819, and options to purchase 40,893 shares of our common stock at an exercise price of $2.40 per share, with an accounting value of $193,498. The options granted on January 7, 2022 vested immediately and expire on the tenth anniversary of the grant date.

Christian S. Rodich

Mr. Rodich was appointed as our Chief Financial Officer on February 3, 2022. The Company entered into an offer letter with Mr. Rodich, pursuant to which Mr. Rodich received an annual base salary of $160,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Under the offer letter, Mr. Rodich would also receive stock options to purchase 3,874 shares of the Company’s common stock, vesting over five years, subject to his continued service through the applicable vesting date. Under the offer letter, Mr. Rodich would also receive a signing/relocation bonus of $20,000. On January 31, 2022, under the 2017 Plan, we granted Mr. Rodich options to purchase 2,763 shares of our common stock at an exercise price of $3.62 per share, with an accounting value of $150, and options to purchase 1,111 shares of our common stock at an exercise price of $9.00 per share, with an accounting value of $56. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of the grant date. Mr. Rodich resigned as Chief Financial Officer of the Company effective February 24, 2023.

Severance and Change in Control Payments and Benefits

Our Named Executive Officers are not entitled to any severance or change in control payments or benefits, other than as provided in the section entitled “Compensation Arrangements with Named Executive Officers” above and in award agreements that set forth the terms and conditions of the stock options granted to such individuals pursuant to the 2017 Plan. Each such award agreement provides that, in the event of a “transfer of control,” any unvested portion of such option may vest immediately, subject to the Compensation Committee deciding that. For such purposes, a “transfer of control” includes the direct or indirect sale or exchange by our stockholders of all or substantially all of our capital stock, (a) where our stockholders before such sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock after such sale or exchange; (b) a merger in which we are not the surviving corporation; (c) a merger in which we are the surviving corporation and our stockholders before such merger do not retain, directly or indirectly, at least a majority of the beneficial interest in the our voting stock after such merger; (d) the sale, exchange, or transfer of all or substantially all of our assets; or (e) our liquidation or dissolution.

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

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in material claims for indemnification. We believe that our indemnity agreements and our amended and restated certificate of incorporation and our amended and restated bylaws provisions are necessary to attract and retain qualified persons as directors and executive officers.

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

Non-Employee Director Compensation

Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2022, our directors who also served as employees were Mr. Oldridge, our Chief Executive Officer, and Mrs. Emry, our Executive Vice President.

We have a formal policy pursuant to which our non-employee directors are eligible to receive equity awards and annual cash retainers as compensation for service on our Board and committees of our Board. The policy currently provides for annual compensation of $12,000 and reimbursement for all directors of reasonable expenses incurred during the course of their performance.

The table below sets forth the compensation earned by each of our non-employee directors during the fiscal year December 31, 2022:

Fees earned or
paid in cash
Name	($)
Terri White Elk	12,000
Michael A. DiPietro	12,000
Melissa Barcellos	12,000
Bradley Dixon	12,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 28, 2023, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees for election to the Board;

•	each of our executive officers named in the summary compensation table included in the Annual Report; and

•	all of our directors and executive officers as a group.

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

On June 28, 2022, we effected a 1-for-20 reverse stock split of our common stock with no change to authorized shares of common stock. All share information presented below and elsewhere in this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split.

Applicable percentage ownership in the following table is based on 15,021,088 shares of our common stock outstanding as of February 28, 2023. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after February 28, 2023 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o Envirotech Vehicles, Inc., 1425 Ohlendorf Road, Osceola, AR 72370.

	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Shares
Directors and Executive Officers:
Phillip W. Oldridge(2)	472,000	3.1%
Susan M. Emry(3)	245,995	1.6%
Christian S. Rodich(4)	774	*
Melissa Barcellos(5)	114,200	*
Michael A. Di Pietro	8,830	*
Terri White Elk	—	*
All directors and executive officers as a group (6 persons)(6)	841,799	5.4%
5% Stockholders:
Gerald Douglas Conrod(7)	2,432,826	16.1%
162315 Family Trust(8)	1,344,634	8.9%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)

Consists of (i) 22,000 shares of our common stock held of record by Phillip W. Oldridge and (ii) 450,000 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after February 28, 2023.

(3)

Consists of (i) 105,102 shares of our common stock held of record by Susan M. Emry and (ii) 140,893 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after February 28, 2023.

(4)	Consists of 774 shares of our common stock underlying options that were vested and exercisable upon Mr. Rodich’s employment termination date of February 24, 2023.
(5)

Represents (i) 113,792 shares of our common stock held of record by Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, over which Ms. Barcellos has voting and investment control pursuant to a Voting Trust Agreement dated March 20, 2017 and (ii) 408 shares of our common stock held of record by Melissa Barcellos.

(6)	Consists of (i) 250,132 shares of our common stock and (ii) 591,667 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after February 28, 2023.
(7)

The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by Gerald Douglas Conrod in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, Gerald Douglas Conrod is the beneficial owner of 1,088,192 shares of our common stock, and has sole voting and dispositive power over such shares. Mr. Conrod serves as co-trustee of 162315 Family Trust and, in such capacity, shares voting and dispositive power over the 1,100,884 shares held of record by the trust. Mr. Conrod disclaims beneficial ownership of the shares held by the trust. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) an additional 162,500 shares of our common stock purchased by 162315 Family Trust at the second closing of our previously announced private investment in public equity, or PIPE, transaction, on May 7, 2021, pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020 (the “Purchase Agreement”), that we entered into with certain institutional and accredited investors and pursuant to which, among other things, we sold and issued, and the investors purchased, shares of our common stock and related warrants to purchase additional shares of our common stock in a series of two closings (the “Financing”); and (ii) an additional 81,250 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of the Financing that are exercisable. The address of Gerald Douglas Conrod is 1961 Douglas Street, Victoria, British Columbia, V8T 4K7, Canada.

(8)

The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by 162315 Family Trust in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, 162315 Family Trust is the beneficial owner of 1,100,884 shares of our common stock, and has sole voting and dispositive power over such shares. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) an additional 162,500 shares of our common stock purchased by 162315 Family Trust at the second closing of the Financing on May 7, 2021; and (ii) an additional 81,250 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of the Financing that are exercisable. The address of 162315 Family Trust is 1103 Goldstream Avenue, Victoria, British Columbia, V9B 2Y9, Canada.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our directors and Named Executive Officers, which are described in the sections titled “Management” and “Executive Compensation,” below we describe transactions since January 1, 2021 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

As more fully discussed in the audited financial statements of Envirotech Vehicles, Inc. for the years ended December 31, 2022 and 2021 located at Item 8 of this Annual Report on Form 10-K, the Company has entered into leases with SRI Professional Services, Incorporated (“SRI”), including the SRI Equipment Leases and the SRI Office Leases. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.

In addition to the SRI Equipment Leases, and the SRI Office Leases, during 2021, the Company purchased a heavy-duty pick-up truck and a trailer from SRI for $81,293. The Company uses such equipment to transport its electric vehicles to and from customer demonstration sites and to and from equipment outfitters when the vehicles have custom bodies and accessories added for specific customers.

During 2021, the Company purchased two used automobiles from Mr. Oldridge for an aggregate purchase price of $33,250. The Company purchased such vehicles from Mr. Oldridge for use by the Company’s employees for sales calls and other business purposes.

In connection with the closing of the Merger in March 2021, the Company purchased two electric trucks from Mr. Oldridge for an aggregate purchase price of $128,000. The purchase price for such vehicles was paid in full to Mr. Oldridge during 2021.

Prior to the closing of the Merger, Mr. Oldridge had permitted the vehicles to be used by the Company as customer demonstration vehicles for no cost. The purchase price of $64,000 per vehicle was less than the purchase price of $83,000 per vehicle that ADOMANI, Inc. had paid to Envirotech Drive Systems, Inc. for similar vehicles in prior transactions. One of the vehicles purchased by the Company was subsequently sold to a customer of the Company in March 2021 and the second truck remains in the Company’s inventory at December 31, 2022.

The Company has also entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. Mr. Oldridge is a director of ABCI.

The following table summarizes these related party transactions for the years ending December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
SRI Equipment Leases	$93,247	$116,559
SRI Office Lease	26,390	14,000
Truck & trailer purchase from SRI	—	81,293
Total SRI	119,637	211,852
Vehicles purchased from Phillip W. Oldridge	—	161,250
ABCI Office leases	33,600	50,610
Total	$153,237	$423,712

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

Barton CPA, PLLC served as our independent registered public accounting firm for the fiscal year ended December 31, 2022. MaloneBailey, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2021 and served in this capacity for ADOMANI, Inc. each of the eight fiscal years ended December 31, 2020. During this time, through and including December 31, 2022, there were no disagreements between us and Barton CPA, PLLC and MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Independent Registered Public Accounting Firm Fees

The following table shows the fees that were billed for audit and other services provided during the fiscal years ended December 31, 2022 and 2021:

	For the Fiscal Year Ended
	December 31,
	2022	2021
Audit Fees(1)	$282,500	$164,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$225,000	$189,000

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our 2022 Annual Report on Form 10-K, and the review of our financial statements included in 2022 quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

(2)

Audit-related fees consist of fees for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” There were no separate charges in either period related to such services.

(3)

Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and international tax compliance. No tax services were provided in either period.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1
3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8
4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1
4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1
4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1
4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2
4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2
4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7
4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1
4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8
9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1
10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8
10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9
10.4+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15
10.5+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17
10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18
10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
10.8	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1
10.9	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1
10.10	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1
10.12	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1
10.13	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2
10.14	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3
10.15	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4
10.16	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1
10.17+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2
10.18	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1
10.19	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1
10.20	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2
10.21	Agreement and Plan of Merger, dated February 16, 2021, by and among Adomani, Inc., EVT Acquisition Company, Inc., and Envirotech Drive Systems, Inc.	8-K	001-38078	2/17/2021	2.1
10.22+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Phillip W. Oldridge.	8-K	001-38078	1/7/2022	10.1
10.23+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Susan M. Emry.	8-K	001-38078	1/7/2022	10.2
10.24+	Offer Letter with Christian S. Rodich dated February 3, 2022	8-K	001-38078	2/8/2022	10.1

Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
21.1	Subsidiaries of the Company					X
23.1	Consent of Barton CPA, PLLC, independent registered public accounting firm					X
23.2	Consent of MaloneBailey, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

ENVIROTECH VEHICLES INC.

Date: September 25, 2023	By:	/s/ Phillip W. Oldridge
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

Signature	Title	Date

/s/ Phillip W. Oldridge	Chief Executive Officer and Director	September 25, 2023
Phillip W. Oldridge	(Principal Executive Officer)

/s/ Douglas M. Campoli	Chief Financial Officer and Treasurer	September 25, 2023
Douglas M. Campoli

/s/ Melissa Barcellos	Director	September 25, 2023
Melissa Barcellos

/s/ Michael Di Pietro	Director	September 25, 2023
Michael Di Pietro

/s/ Susan M. Emry	Director	September 25, 2023
Susan M. Emry

/s/ Terri White Elk	Director	September 25, 2023
Terri White Elk