Form 10-Q
period 2023-03-31
Envirotech Vehicles, Inc.
filed 2023-10-16
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38078

ENVIROTECH VEHICLES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1425 Ohlendorf Road
Osceola, AR 72370
(Address of principal executive offices, including zip code)
(870) 970-3355
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.00001 per share	EVTV	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

The number of shares outstanding of the registrant's common stock as of October 12, 2023 was 15,106,088.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains "forward-looking statements" that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The special note set forth in this Quarterly Report, including in "Risk Factors" and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	ability to generate demand for our zero-emission commercial fleet vehicles in order to generate revenue;

•	dependence upon external sources for the financing of our operations;

•	ability to effectively execute our business plan;

•	ability and our suppliers' ability to scale our zero-emission products assembling processes effectively and quickly from low volume production to high volume production;

•	ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•

ability and our manufacturing partners' ability to navigate the current disruption to the global supply chain and procure the raw materials, parts, and components necessary to produce our vehicles on terms acceptable to us and our customers;

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

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in greater detail, particularly in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to "Envirotech," the "Company," "we," "our," and "us" refer to Envirotech Vehicles, Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

PARTY I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,668,909	$2,765,068
1,889,	60,684	60,399
Marketable securities	1,009,378	2,336,402
Accounts receivable, net of allowance of $271,218 and $271,218, respectively	1,889,514	2,073,691
Inventory, net	5,733,421	5,671,326
Inventory deposits	5,169,872	4,829,933
Prepaid expenses	284,468	445,963
Other current assets	180,023	156,457
Total current assets	15,996,269	18,339,239
Property and equipment, net	358,958	368,461
Goodwill	14,682,620	14,682,620
Other non-current assets	93,370	93,369
Total assets	$31,131,217	$33,483,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884,045	$603,744
Accrued liabilities	357,848	652,528
Notes payable - current	60,000	215,766
Total current liabilities	1,301,893	1,472,038
Long-term liabilities
Notes payable - long-term	15,108	16,671
Total liabilities	1,317,001	1,488,709

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 15,021,088 Issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	150	150
Additional paid-in capital	84,010,494	83,923,350
Accumulated deficit	(54,196,428)	(51,928,520)
Total stockholders’ equity	29,814,216	31,994,980
Total liabilities and stockholders’ equity	$31,131,217	$33,483,689

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Sales	$523,199	$89,900
Cost of sales	404,836	76,427
Gross profit	118,363	13,473
Operating expenses
General and administrative	2,165,532	2,882,848
Consulting	174,809	70,800
Research and development	70,888	—
Total operating expenses, net	2,411,229	2,953,648
Income (loss) from operations	(2,292,866)	(2,940,175)
Other income (expense):
Interest income, net	32,153	12,272
Other income	(7,195)	(8,959)
Total other income	24,958	3,313
Loss before income taxes	(2,267,908)	(2,936,862)
Income tax expense	—	—
Net loss	$(2,267,908)	$(2,936,862)
Net loss per share to common stockholders:
Basic and diluted	$(0.15)	$(0.20)
Weighted shares used in the computation of net loss per share:
Basic and diluted	15,021,088	14,926,860

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	$29,814,216

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,189	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,484	—	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(11,061,222)	$72,737,278

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,267,908)	$(2,936,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,984	18,659
Unrealized loss on marketable securities	7,195	4,137
Stock based compensation expense	87,144	1,614,845
Changes in assets and liabilities:
Accounts receivable	184,177	(89,352)
Inventory	(62,095)	(3,435,765)
Inventory deposits	(339,939)	1,032,114
Prepaid expenses	161,495	125,119
Other current assets	(33,337)	—
Other non-current assets	—	160,770
Accounts payable	280,297	(67,940)
Accrued liabilities	(294,676)	(331,259)
Net cash used in operating activities	(2,248,663)	(3,905,534)
Cash flows from investing activities:
Purchase of property and equipment, net	(19,481)	(12,502)
Investment in marketable securities	—	(999,937)
Sale of marketable securities	1,329,599	4,000,000
Net cash provided by investing activities	1,310,118	2,987,561
Cash flows from financing activities:
Proceeds from issuance of common stock	—	120,000
Principal repayments on debt	(157,329)	(7,947)
Net cash (used in) provided by financing activities	(157,329)	112,053
Net change in cash, restricted cash and cash equivalents	(1,095,874)	(805,920)
Cash, restricted cash and cash equivalents at the beginning of the period	2,825,467	4,906,525
Cash, restricted cash and cash equivalents at the end of the period	$1,729,593	$4,100,605
Supplemental cash flow disclosures:
Non-cash common stock lawsuit settlement	$—	$197,431

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of March 31, 2023 and the consolidated results of operations for the three months ended March 31, 2023 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc.'s audited financial statements for the years ended  December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of Envirotech Vehicles, Inc., its wholly-owned subsidiary Envirotech Drive Systems Incorporated, ADOMANI California, Inc., ADOMANI ZEV Sales, Inc., Zero Emission Truck and Bus Sales of Arizona, Inc., Envirotech Vehicles, Inc. (Philippines) and ZEV Resources, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At March 31, 2023, the Company did have a concentration of customers; six customers’ balances account for approximately 74 percent of the outstanding accounts receivable; for the three months ended March 31, 2023, 4 customers accounted for 100% of the reported revenue.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $60,684 and $60,399 restricted cash at March 31, 2023 and at December 31, 2022, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At March 31, 2023, the aggregate amount of the Company’s investments in marketable securities was $1,009,378. These securities had original maturity dates ranging from 154 days to 199 days, and at March 31, 2023, the remaining maturity dates on these securities ranged from 91 days to 182 days. Investments in marketable securities at  December 31, 2022 were $2,336,402.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $2,160,732 as of March 31, 2023 and a recorded allowance for bad debt of $271,218 based on a review of factors noted above, resulting in a net trade accounts receivable balance of $1,889,514. The Company had trade accounts receivable of $2,344,909 as of December 31, 2022 and a recorded allowance for bad debt of $271,218, resulting in a net trade accounts receivable balance of $2,073,691. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at March 31, 2023 is from credit-worthy customers, many of whom are our Company’s FARs, the  December 31, 2022 balance was in the collection process for guaranteed state grant funding subsequent to that date. Account receivable balances guaranteed by state grant funding as a percentage of total were 82% and 70% on March 31, 2023 and December 31, 2022, respectively. As discussed above, at March 31, 2023, the Company did have a concentration of customers; six customers’ balances account for approximately 74 percent of the outstanding accounts receivable; for the three months ended March 31, 2023, 4 customers accounted for 100 percent of the reported revenue.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $5,745,850 as of March 31, 2023 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of March 31, 2023, resulting in a net inventory balance of $5,733,421 as of March 31, 2023. The Company had finished goods inventory on hand and a related inventory valuation of $5,683,755 and $12,429 allowance as of December 31, 2022, resulting in a net inventory balance of $5,671,326.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Balance Sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $5,169,872 and $4,829,933 as of March 31, 2023 and December 31, 2022, respectively. Deposits paid to one vendor accounted for 92 percent of the deposits outstanding at March 31, 2023.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  March 31, 2023 and December 31, 2022, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2023, 608,266 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

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

During the three months ended March 31, 2023, the Company’s bank required compensating balances for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $60,684 at March 31, 2023.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2023 and December 31, 2022, respectively.

Goodwill—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at March 31, 2023, that $14,682,620 in goodwill did not experience impairment. The Company recorded a non-cash goodwill impairment charge of $37,093,047 for the year ended December 31, 2022 resulting in a goodwill balance of $14,682,620 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $70,888 during the three months ended March 31, 2023. There were no research and development costs for the three months ended March 31, 2022

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $87,144 was recorded for the three months ended March 31, 2023.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$56,646	$56,646
Leasehold improvements	122,711	122,711
Machinery & equipment	170,333	165,753
Vehicles	252,725	252,724
Test/Demo vehicles	30,684	15,784
Total property and equipment	633,099	613,618
Less accumulated depreciation	(274,141)	(245,157)
Net property and equipment	$358,958	$368,461

Depreciation expense was $28,984 and $18,659 for the three months ended March 31, 2023 and 2022, respectively.

4.	Debt

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,648.99. The balance of this note is $5,298 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets on  March 31, 2023.

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $18,755 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $21,360 of which $6,252 is classified as Notes Payable - current and $15,108 is classified as Notes Payable - Long Term on the Company's Consolidated Balance Sheets on March 31, 2023.

Effective June 15, 2022, the Company entered into a premium financing agreement with First Insurance Funding to finance certain insurance coverage. The $225,000 loan is payable over nine months, beginning in July 2022, and bears interest at 5.8% with monthly payments of $25,608. The balance of this note is zero on March 31, 2023.

Effective August 20, 2022, the Company entered into a second premium financing agreement with First Insurance Funding to finance other insurance coverages. The $214,088 loan is payable over nine months, beginning in September 2022, and bears interest at 6.3% with monthly payments of $24,416. The balance of this note is $48,451 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets on March 31, 2023.

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on  March 31, 2023 and there is no current plan to borrow from it.

5.	Stock Warrants

The Company’s outstanding warrants as of  March 31, 2023 is summarized as follows, and all were exercisable at that date.

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	1.83
Outstanding warrants expiring May 7, 2026	958,334	$20.00	3.10
Outstanding warrants on March 31, 2023	1,389,584	$17.43	2.68

In connection with the second closing of the Financing discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2022, the Company issued additional warrants to purchase up to 958,334 shares of its common stock, all of which were exercisable as of March 31, 2023. The Warrants issued as part of the Purchase Agreement related to the Financing contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled.

Approximately 12,833 stock warrants have expired in the three months ended March 31, 2023.

As of March 31, 2023, the outstanding warrants have no intrinsic value.

6.	Stock Options and Restricted Shares

Stock Options

As a result of the Merger closing (see Notes 2 and 3) there were 649,643 fully vested stock options outstanding at March 15, 2021 that were previously issued by ADOMANI, Inc. and assumed in the Merger. The outstanding options at  March 31, 2023 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	8.80
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	8.80
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	3.84
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	7.71
Outstanding Options at $26.20 Exercise Price	6,750	$9.00	5.05
Outstanding at March 31, 2023	608,266	$5.30	8.27
Exercisable at March 31, 2023	605,297	$5.30	8.29

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

As of March 31, 2023, outstanding options had intrinsic value of $355,670.

Restricted Shares

During the first quarter of 2023, the Company awarded 85,000 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $87,144 during the three months ended March 31, 2023. These restricted shares were issued in the third quarter of 2023.

7.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of these agreements, the Company recorded rent expense of $23,312 for the three months ended March 31, 2023.

The Company has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which the Company has leased office and warehouse space in the Porterville, California area for a term that commenced on January 1, 2020. The monthly rent under the SRI Office Lease is $2,730. The Company recorded rent expense of $5,460 for the three months ended March 31, 2023 in connection with this agreement.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI. The Company recorded rent expense of $20,600 for the three months ended March 31, 2023 in connection with this agreement.

During the first quarter of 2023, the Company reimbursed Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, $81,269 for use of the CEO's personal airplane for certain business-related activities.

8.	Commitments

Other Agreements

On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors (the “Board”). The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry will receive an annual base salary of $200,000 and will be eligible for a bonus at the sole discretion of the Board. Mrs. Emry will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. There are no future minimum payments under the terms of both agreements as each party has a right to terminate the agreement without any contractual payments other than what has been stated in their respective contracts.

Future minimum payments under operating leases are not material.

9.	Contingencies

Except as set forth below, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

GreenPower Litigation

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, , previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, EVTDS and certain other companies affiliated therewith. The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower alleges that the Company conspired with Mr. Oldridge to build its business, competing products and unfairly compete with GreenPower. GreenPower seeks general damages, special damages and punitive damages, plus interest and costs against EVTDS. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. The Company has denied all claims, believes the lawsuit is without merit, and intends to vigorously defend the action.

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

On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower Motor Company Inc., a Canadian Corporation, filed a complaint captioned GreenPower Motor Company, Inc. v. Phillip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. GreenPower also named the Phillip Oldridge Trust and a purported entity called EVT Motors, Inc., but has since dismissed those parties. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-Competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.  On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

Mollik Litigation - Resolved

On August 23, 2018, a purported class action lawsuit captioned M.D. Ariful Mollik v. ADOMANI, Inc. et al., Case No. RIC 1817493, was filed in the Superior Court of the State of California for the County of Riverside against the Company, certain of its executive officers, Edward R. Monfort, the former Chief Technology Officer and a former director of ADOMANI, Inc., and the two underwriters of the Company’s offering of common stock under Regulation A in June 2017. This complaint alleges that documents related to our offering of common stock under Regulation A in June 2017 contained materially false and misleading statements and that all defendants violated Section 12(a)(2) of the Securities Act, and that the Company and the individual defendants violated Section 15 of the Securities Act, in connection therewith. The plaintiff seeks on behalf of himself and all class members: (i) certification of a class under California substantive law and procedure; (ii) compensatory damages and interest in an amount to be proven at trial; (iii) reasonable costs and expenses incurred in this action, including counsel fees and expert fees; (iv) awarding of rescission or recessionary damages; and (v) equitable relief at the discretion of the court.

On June 19, 2023, counsel for Electric Drivetrains and counsel for the Company participated in a mediation at which Electric Drivetrains and the Company executed a binding term sheet to completely resolve this matter. On July 18, 2023, Electric Drivetrains and all Defendants executed a Settlement Agreement for complete resolution of the case and dismissal against all Defendants with prejudice. No Company proceeds will be used to resolve this matter. On September 30, 2023, the Court dismissed this action with prejudice and the matter is completely resolved.

Brooks Litigation

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others (the “Brooks Case”). The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. Mr. Brooks seeks damages of $13,500,000.00 plus interest and attorney’s fees. On September 20, 2019, Mr. Brooks filed his first amended complaint (“FAC”) reasserting his breach of contract claim and alleging five additional claims for (i) violations of Cal. Corp. Code Section 25401, (ii) fraud, negligent misrepresentation, (iv) elder abuse, and (v) unfair competition. The parties participated in mediation during which they resolved the matter. On March 7, 2022, the Court issued an Order approving the settlement and the parties are in the process of effectuating its terms. This case has now been completely dismissed.

10.	Leases

As of March 31, 2022, the Company is a party to eight operating leases. Five of these leases are office or warehouse leases; the remaining three are equipment leases. The Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. In applying the guidance in ASC 842, the Company has determined that all current leases as of March 31, 2023 should be classified as short-term operating leases.

The Company has entered into the SRI Equipment Leases. Rent expense under the SRI Equipment Leases was $23,312 and $23,312 for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively.

The Company has entered into the SRI Office Lease. Rent expense under the SRI Office Lease was $5,460 and $2,730 for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively.

The Company has entered into the ABCI Office Lease. Rent expense under the ABCI Office Lease was $20,600 and $8,400 for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively.

The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale, Florida area effective February 15, 2022. The lease has a one-year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three months ended March 31, 2023 and three months ended March 31, 2022, was $4,500 and $2,408, respectively.

In February 2017, the Company. signed a lease for storage space in Stockton, California to serve as a location to store vehicles and other equipment utilized for marketing and trade-show purposes. The lease is on a month-to-month basis and can be terminated by either party with 30-days’ notice. The total amount due monthly is $1,000.

In December 2019, the Company signed a lease for combined office space and warehouse location in Corona, California. The facility had been used to conduct research and development activity, stage materials, assemble and/or manufacture vehicles, perform pre-delivery inspections, test demo vehicles, and securely store vehicles, equipment, parts and finished goods vehicle inventories prior to November 2020 when ADOMANI, Inc. vacated its former corporate office space in Corona, California, and made such facility the new corporate office location in addition to its prior use. The lease is for a period of 36 months, commencing on January 1, 2020, and terminating on December 31, 2022. The base rent for the term of the lease was $495,720, with $265 due per month for fire sprinkler alarm monitoring and landscape maintenance. The base rent amount due monthly was $13,108 at commencement and would have escalated to $13,906 by its conclusion. However, the Company vacated the premises effective March 31, 2022, and the lease was taken over on April 1, 2022 by its sublease tenant, as discussed below.

On February 4, 2020, the Company. signed a sublease agreement with Masters Transportation, Inc. (“Masters”) for Masters to occupy a portion of the Corona, California, facility that the Company occupied effective January 1, 2020 (see above). The effective date of the Masters’ sublease was February 1, 2020, and it expires when the Company’s lease on the Corona, California facility expires on December 31, 2022. Under the sublease, Masters is obligated to pay the Company monthly rent payments in an amount equal to $6,000 at commencement and thereafter escalating to $6,365 by its conclusion. On April 1, 2022, Masters took over the remaining lease obligation for the facility.

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

In March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 squarer yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 ("turnover date") and a rental commencement of September 1, 2023. Ther is a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. The sublease may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended
	March 31,
	2023	2022
Lease expenses
Operating lease expenses	$—	$56,101
Short-term lease expenses	58,264	124,645
Total lease cost	$58,264	$180,746
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$58,264	$56,890
Weighted-average remaining lease term (in years):
Operating leases	—	0.62
Weighted-average discount rate:
Operating leases	—%	14%

11.	Subsequent Events

   The Company evaluates subsequent events that have occurred after the balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. There were no material transactions that occurred subsequently to March 31, 2023 that would require the Company to disclose in this filing.

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

For the three months ended March 31, 2023 and 2022, we generated sales revenue of $523,199 and $89,900, respectively, and our net loss for the three months ended March 31, 2023 was $2,267,908. Our net loss for the three months ended March 31, 2022 was $2,936,862.

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

Zero-emission electric vehicle experience. Our dealer and service network are not currently completely established, although we do have certain agreements in place. One issue they may have, and we may encounter, is finding appropriately trained technicians with zero-emission electric fleet vehicle experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission electric vehicles may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

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

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2023.

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2023 to the corresponding period ended March 31, 2022:

Sales

Sales were $523,199 and $89,900 for the three months ended March 31, 2023 and 2022, respectively. Sales for the three months ended March 31, 2023 consisted of six logistic cargo vans sold primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program. Sales for the three months ended March 31, 2022 consisted of one cab and chassis truck sold primarily to New Jersey customers utilizing the NJ ZIP program. The increase in sales was primarily due to an increase in the number of vehicles sold and an increase in average selling price as a result of a more favorable product mix.

Cost of Sales

Cost of sales were $404,836 and $76,427 for the three months ended March 31, 2023 and 2022, respectively. Cost of sales for the three months ended March 31, 2023 consisted of the costs related to the sale of the vehicles sold as described above.

General and Administrative Expenses

General and administrative expenses were $2,165,532 and $2,882,848 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $717,316  was primarily related to a $1,527,699 decrease of non-cash stock-based compensation expense, partially offset by increase in payroll-related expenses of $377,616 as we seek to expand our employees in anticipation of future growth, increase in professional fees of $319,773 (primarily legal fees), increase in contract labor costs of $113,717 primarily related to engineering and technical assistance, increase in advertising and marketing expenses of $72,877 as we continue to seek new revenue opportunities;  increase in travel and related expenses of $135,500 related primarily to tradeshows and other marketing activities, and increase in other general and administrative expenses of $209,100 due to anticipated business growth.

Consulting Expenses

Consulting expenses were $174,809 and $70,800 for the three months ended March 31, 2023 and 2022, respectively. The increase in the current year period was due primarily to fees paid to an outside human resources firm in conjunction with the search for two key positions.

Research and Development Expenses

Research and development expenses were $70,888 for the three months ended March 31, 2023 and no expense was incurred for the three months ended March 31, 2022. The increase in the current year period was due to the development of new product lines.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Cash flows (used in), provided by operating activities	$(2,248,663)	$(3,905,534)
Cash flows provided by investing activities	1,310,118	2,987,561
Cash flows provided by financing activities	(157,329)	112,053
Net change in cash, restricted cash and cash equivalents	$(1,095,874)	$(805,920)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $2,248,663, primarily due to a net loss of $2,267,908 and changes in operating assets and liabilities, net of $104,078, partially reduced by non-cash operating charges of $123,323. The changes in operating assets and liabilities, net was due to inventory deposits of $339,939, accrued liabilities of $294,676, inventory of $62,095 and other current assets of $33,337, partially offset by changes in accounts receivable of $184,177, prepaid expenses of $161,495 and accounts payable of $280,297.

Net cash used in operating activities for the three months ended March 31, 2022 was $3,905,534, primarily due to a net loss of $2,936,862 and changes in operating assets and liabilities, net of $2,606,313, partially reduced by non-cash operating charges of $1,637,641. The changes in operating assets and liabilities, net was due to inventory of $3,435,765, accrued liabilities of $331,259, accounts payable of $67,940, partially offset by changes in inventory deposits of $1,032,114, other non-current assets of $160,770 and prepaid expenses of $125,119.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $1,310,118, primarily due to the sale of our marketable securities of $1,329,599, partially offset by $19,481 of capital expenditures. Net cash provided by investing activities during the three months ended March 31, 2022 was $2,987,561, primarily due to the net sale of our marketable securities of $3,000,063, partially offset by $12,502 of capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $157,329 as a result of repayment of certain notes payable. Net cash provided by financing activities for the three months ended March 31, 2022 was $112,053, primarily from the issuance of common stock of $120,000, partially offset by payments on notes payable of $7,947.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $1,668,909 and marketable securities of $1,009,378, a combined total of $2,678,287 and working capital of approximately $14.7 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

On February 2022, we announced Osceola, Arkansas as the site of its state-of-the-art manufacturing facility and new corporate offices. We moved into an approximately 580,000 square foot facility and are currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for us to obtain local tax incentives of up to $27 million, provided that the qualifying expenditures are made. We are not currently contractually obligated to make the expenditures.

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand that we to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on March 31, 2023 and there is no current plan to borrow from it.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, we do not have any contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the three months ended March 31, 2023. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended March 31, 2023 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

There were no material changes during the quarter ended March 31, 2023 from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Envirotech Vehicles, Inc.

Date: October 16, 2023	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2023	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)