Form 10-Q
period 2023-06-30
Envirotech Vehicles, Inc.
filed 2023-10-16
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 13, 2023 was 15,106,088.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$833,282	$2,765,068
Restricted cash	—	60,399
Marketable securities	1,013,044	2,336,402
Accounts receivable, net of allowance of $271,218 and $271,218, respectively	2,733,719	2,073,691
Inventory, net	6,938,250	5,671,326
Inventory deposits	3,058,479	4,829,933
Prepaid expenses	89,221	445,963
Other current assets	162,695	156,457
Total current assets	14,828,690	18,339,239
Property and equipment, net	390,463	368,461
Goodwill	14,682,620	14,682,620
Other non-current assets	138,369	93,369
Total assets	$30,040,142	$33,483,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$966,433	$603,744
Accrued liabilities	388,038	652,528
Notes payable - current	6,252	215,766
Total current liabilities	1,360,723	1,472,038
Long-term liabilities
Notes payable - long-term	14,066	16,671
Total liabilities	1,374,789	1,488,709

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 15,021,088 Issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	150	150
Additional paid-in capital	84,115,660	83,923,350
Accumulated deficit	(55,450,457)	(51,928,520)
Total stockholders’ equity	28,665,353	31,994,980
Total liabilities and stockholders’ equity	$30,040,142	$33,483,689

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Sales	$2,132,880	$1,505,910	$2,656,079	$1,595,810
Cost of sales	1,253,886	845,008	1,658,722	921,435
Gross profit	878,994	660,902	997,357	674,375
Operating expenses
General and administrative	2,041,146	1,646,136	4,206,678	4,528,984
Consulting	46,433	99,518	221,242	170,318
Research and development	57,924	87,412	128,812	87,412
Total operating expenses, net	2,145,503	1,833,066	4,556,732	4,786,714
Income (loss) from operations	(1,266,509)	(1,172,164)	(3,559,375)	(4,112,339)
Other income (expense):
Interest income, net	13,949	(4,516)	46,102	7,756
Other (expense)/income	(1,469)	98	(8,664)	(8,861)
Total other income/(expense)	12,480	(4,418)	37,438	(1,105)
Income (loss) before income taxes	(1,254,029)	(1,176,582)	(3,521,937)	(4,113,444)
Income tax expense	—	—	—	—
Net income (loss)	$(1,254,029)	$(1,176,582)	$(3,521,937)	$(4,113,444)
Net income (loss) per share to common stockholders:
Basic and diluted	$(0.08)	$(0.08)	$(0.23)	$(0.27)
Weighted shares used in the computation of net income (loss) per share:
Basic and diluted	15,021,088	14,996,631	15,021,088	14,961,938

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	29,814,216
Stock based compensation	—	—	$105,166	—	105,166
Net loss	—	—	—	(1,254,029)	(1,254,029)
Balance, June 30, 2023	15,021,088	$150	$84,115,660	$(55,450,457)	$28,665,353

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,178	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,495	—	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(11,061,222)	$72,737,278
Net loss	—	—	—	(1,176,582)	(1,176,582)
Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(12,237,804)	$71,560,696

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,521,937)	$(4,113,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,545	37,608
Unrealized loss on marketable securities	8,664	4,137
Stock based compensation expense	192,310	1,614,845
Changes in assets and liabilities:
Accounts receivable	(660,028)	(1,507,435)
Inventory	(1,266,924)	(2,728,452)
Inventory deposits	1,771,454	(68,646)
Prepaid expenses	356,742	60,246
Other assets	(66,143)	158,270
Accounts payable	317,469	28,023
Accrued liabilities	(264,486)	(331,464)
Other liabilities	—	219,924
Net cash used in operating activities	(3,073,334)	(6,626,388)
Cash flows from investing activities:
Purchase of property and equipment, net	(36,331)	(52,471)
Investment in marketable securities	—	(2,003,909)
Sale of marketable securities	1,329,599	8,000,000
Net cash provided by investing activities	1,293,268	5,943,620
Cash flows from financing activities:
Proceeds from issuance of common stock	—	120,000
Principal repayments on debt	(212,119)	(13,245)
Net cash (used in) provided by financing activities	(212,119)	106,755
Net change in cash, restricted cash and cash equivalents	(1,992,185)	(576,013)
Cash, restricted cash and cash equivalents at the beginning of the period	2,825,467	4,906,525
Cash, restricted cash and cash equivalents at the end of the period	$833,282	$4,330,512
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$1,227
Non-cash common stock lawsuit settlement, reverse stock split rounding	$—	$199,162

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of June 30, 2023 and the consolidated results of operations for the three and six months ended June 30, 2023 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc.'s audited financial statements for the years ended  December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At June 30, 2023, the Company did have a concentration of customers; ten customers’ balances account for approximately 87 percent of the outstanding accounts receivable. Four customers accounted for 65 percent of the reported revenue for the three months ended June 30, 2023. Six customers accounted for 65 percent of the reported revenue for the six months ended June 30, 2023.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had zero and $60,399 restricted cash at  June 30, 2023 and at December 31, 2022, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At June 30, 2023, the aggregate amount of the Company’s investments in marketable securities was $1,013,044. These securities had original maturity dates ranging from 154 days to 199 days, and at June 30, 2023, the remaining maturity dates on these securities ranged from 1 day to 90 days. Investments in marketable securities at  December 31, 2022 were $2,336,402.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $3,004,937 as of  June 30, 2023 and a recorded allowance for doubtful accounts of $271,218 based on a review of factors noted above, resulting in a net trade accounts receivable balance of $2,733,719. The Company had trade accounts receivable of $2,344,909 as of  December 31, 2022 and an allowance for doubtful accounts of $271,218. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  June 30, 2023 is from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,950,679 as of  June 30, 2023 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of June 30, 2023, resulting in a net inventory balance of $6,938,250 as of June 30, 2023. The Company had finished goods inventory on hand and a related inventory valuation of $5,683,755 and $12,429 allowance as of December 31, 2022.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $3,058,479 and $4,829,933 as of  June 30, 2023 and December 31, 2022, respectively. Deposits paid to one vendor accounted for 98 percent of the deposits outstanding at June 30, 2023.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  June 30, 2023 and December 31, 2022, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2023, 623,266 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  June 30, 2023 and December 31, 2022, respectively.

Goodwill—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at June 30, 2023, that $14,682,620 in goodwill did not experience impairment. The Company recorded a non-cash goodwill impairment charge of $37,093,047 for the year ended December 31, 2022 resulting in a goodwill balance of $14,682,620 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $57,924 and $128,812 during the three and six months ended June 30, 2023. Research and development costs were $87,412 and $87,412 during the three and six months ended June 30, 2022, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $105,166 and $192,310 was recorded for the three and six months ended June 30, 2023, respectively. Non-cash stock-based compensation expense of $0 and $1,614,845 was recorded for the three and six months ended June 20, 2022, respectively.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$56,646	$56,646
Leasehold improvements	136,847	122,711
Machinery & equipment	173,049	165,753
Vehicles	297,940	252,724
Test/Demo vehicles	30,684	15,784
Total property and equipment	695,166	613,618
Less accumulated depreciation	(304,703)	(245,157)
Net property and equipment	$390,463	$368,461

Depreciation expense was $30,561 and $59,545 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $18,948 and $27,380 for the three and six months ended June 30, 2022, respectively.

4.	Debt

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,649. The balance of this note is zero at June 30, 2023.

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $18,755 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $21,360 of which $6,252 is classified as Notes Payable - current and $14,066 is classified as Notes Payable - long term on the Company's consolidated balance sheets on June 30, 2023.

Effective June 15, 2022, the Company entered into a premium financing agreement with First Insurance Funding to finance certain insurance coverage. The $225,000 loan is payable over nine months, beginning in July 2022, and bears interest at 5.8% with monthly payments of $25,608. The balance of this note is zero on June 30, 2023.

Effective August 20, 2022, the Company entered into a second premium financing agreement with First Insurance Funding to finance other insurance coverages. The $214,088 loan is payable over nine months, beginning in September 2022, and bears interest at 6.3% with monthly payments of $24,416. The balance of this note is zero on June 30, 2023.

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on June 30, 2023 and there is no current plan to borrow from it.

5.	Stock Warrants

The Company’s outstanding warrants as of June 30, 2023 is summarized as follows, and all were exercisable at that date.

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	1.58
Outstanding warrants expiring May 7, 2026	958,334	$20.00	2.85
Outstanding warrants on June 30, 2023	1,389,584	$17.43	3.18

The Warrants issued as part of the Purchase Agreement related to the Financing contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled. 12,833 warrants expired during the first half of 2023.

As of June 30, 2023, the outstanding warrants have no intrinsic value.

6.	Stock Options and Restricted Shares

The outstanding options at  June 30, 2023 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2022	608,266	$5.30	8.77
Options granted during 6 months ended June 30, 2023:
Options Granted at $2.65 Exercise Price	15,000	$2.65
Subtotal, as follows:	623,266
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.30
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.30
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	4.34
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	8.21
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.55
Outstanding options at $2.65 Exercise Price	15,000	$2.65	9.79
Outstanding at June 30, 2023	623,266	$5.24	8.80

The number of options exercisable on June 30, 2023 is 606,130.

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

On April 19, 2023 options to purchase 15,000 shares of common stock at an exercise price of $2.65 per share were granted to two employees. These options vest ratably over three years.

As of June 30, 2023, outstanding options had intrinsic value of $25,000.

Restricted Shares

During the first quarter of 2023, the Company awarded 85,000 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $102,991 and $190,135 during the three and six months ended June 30, 2023. These restricted shares were issued in the third quarter of 2023.

7.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of these agreements, the Company recorded rent expense of $23,312 and $46,624 for the three and six months ended June 30, 2023, respectively.

The Company has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on January 1, 2020. The monthly rent under the SRI Office Lease is $2,730. The Company recorded rent expense of $2,730 and $8,190 for the three and six months ended June 30, 2023, respectively, in connection with this agreement. This lease was cancelled during the second quarter of 2023.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI. The Company recorded rent expense of $17,800 and $38,400 for the three and six months ended June 30, 2023, respectively, in connection with this agreement.

During the first half of 2023, the Company reimbursed Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, $81,269 for use of the CEO's personal airplane for certain business-related activities.

During the second quarter of 2023, the Company purchased a vehicle from Phillip W. Oldridge for $45,216.

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

As of December 31, 2022, the Company is a party to eight operating leases. Five of these leases are office or warehouse leases; the remaining three are equipment leases. The Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. In applying the guidance in ASC 842, the Company has determined that all current leases as of June 30, 2023 should be classified as short-term operating leases.

The Company has entered into the SRI Equipment Leases. Rent expense under the SRI Equipment Leases was $23,312 and $46,624 for the three months and six months ended June 30, 2023, respectively. Rent expense under the SRI Equipment Leases was $23,312 and $46,624 for the three months and six months ended June 30, 2022, respectively.

The Company has entered into the SRI Office Lease. Rent expense under the SRI Office Lease was $2,730 and $8,190 for the three months and six months ended June 30, 2023, respectively. Rent expense under the SRI Office Lease was $7,280 and $10,010 for the three months and six months ended June 30, 2022, respectively.

The Company has entered into the ABCI Office Lease. Rent expense under the ABCI Office Leases was $17,800 and $38,400 for the three months and six months ended June 30, 2023, respectively. Rent expense under the ABCI Office Lease was $8,400 and $16,800 for the three months and six months ended June 30, 2022, respectively.

The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale, Florida area effective February 15, 2022. The lease has a one-year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three and six months ended June 30, 2023 was $4,500 and $9,000, respectively. Rent expense for the Toledo Jet Center Lease for the three and six months ended June 30, 2022 was $4,815 and $7,223, respectively.

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

The Company’s total net rent expense for the three and six months ended June 30, 2023 was $59,277 and $117,540, respectively, and for the three and six months ended June 30, 2022 was $55,118 and $128,167, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Six Months Ended
	June 30,
	2023	2022
Lease expenses
Operating lease expenses	$—	$50,371
Short-term lease expenses	117,540	77,796
Total lease cost	$117,540	$128,167
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$—	$51,160
Weighted-average remaining lease term (in years):
Operating leases	—	0.80
Weighted-average discount rate:
Operating leases	—%	14%

11.	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. There were no material transactions that occurred subsequently to June 30, 2023 that would require the Company to disclose in this filing.

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

For the three months ended June 30, 2023 and 2022 , we generated sales revenue of $2,132,880 and $1,505,910, respectively, and our net loss for the three months ended  June 30, 2023  and June 30, 2022 was $1,254,029 and 1,176,582, respectively. For the six months ended June 30, 2023 and 2022 , we generated sales revenue of $2,656,079 and $1,595,810, respectively, and our net loss for the six months ended  June 30, 2023  and June 30, 2022 was $3,521,937 and $4,113,444, respectively.

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

Results of Operations

The following discussion compares operating data for the three and six months ended June 30, 2023 to the corresponding periods ended June 30, 2022:

Sales

Sales for the three months ended June 30, 2023 and 2022 were $2,132,880 and $1,505,910, respectively. Sales for the three months ended June 30, 2023 consisted of 19 logistics cargo vans and one cab and chassis truck while sales for the three months ended June 30, 2022 consisted of 14 logistics cargo vans. The increase in sales was primarily due to an increase in the number of units sold as a result of favorable market conditions. A significant number of these sales were primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program.

Sales for the six months ended June 30, 2023 and 2022 were $2,656,079 and $1,595,810, respectively. Sales for the six months ended June 30, 2023 consisted of 25 logistics cargo vans and one cab and chassis truck while sales for the six months ended June 30, 2022 consisted of 14 logistics cargo vans and one cab and chassis truck. The increase in sales was primarily due to an increase in the number of units sold as a result of favorable market conditions. A significant number of these sales were primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 and 2022 were $1,253,886 and $845,008, respectively. Cost of sales for the six months ended June 30, 2023 and 2022 were $1,658,722 and $921,435, respectively.  These costs consisted of the costs related to the sale of the vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $2,041,146 and $1,646,136 for the three months ended June 30, 2023 and 2022, respectively. G&A expenses increased by $395,010 primarily due to an increase in investor relations expenses of $133,795 related to compliance with regulatory authorities, an increase in stock-based compensation of $105,164 from the issuance of awards in the second quarter, an increase in contract labor costs of $96,176 to assist in our operations, an increase in travel expenses of $105,795 as we seek additional growth opportunities, an increase in payroll of $45,479 in anticipation of future growth and in increase of $84,4211 in other expenses, partially offset by a decrease in legal fees of $175,820 as a result of lower litigation expenses.

G&A expenses were $4,206,678 and $4,528,984 for the six months ended June 30, 2023 and 2022, respectively. G&A expenses decreased by $322,306 primarily due to a decrease in stock compensation expense of $1,422,535, a decrease in legal fees of $126,890 due to lower litigation costs, partially offset by an increase in payroll of $98,570 in anticipation of future growth, an increase in marketing costs of $47,667 and increase in travel costs of $241,296 as we seek additional growth opportunities, an increase in contract labor costs of $209,893 to assist in our operations, an increase in dues and subscription of $106,619 as we seek potential new markets, an increase in investor relations fees of $153,720 due to higher compliance costs and an overall increase in other costs of $369,354 in anticipation of future growth in our business.

Consulting Expenses

Consulting expenses were $46,433 and $99,518 for the three months ended June 30, 2023 and 2022, respectively. The decrease in consulting expenses was due to a reduction in public affairs activities in 2023 versus 2022. Consulting expenses were $221,242 and $170,318 for the six months ended June 30, 2023 and 2022, respectively. The increase in consulting expenses was primarily due to increased search costs for key employees, partially offset by a decrease in costs related to public affairs consulting.

Research and Development ("R&D") Expenses

Research and development expenses were $57,924 and $87,412 for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to a reduction in R&D activities during the three months ended June 30, 2023 compared to the same period in 2022. Research and development expenses were $128,812 and $87,412 for the six months ended June 30, 2023 and 2022, respectively. The increase in R&D expenses was primarily due to activities pertaining to the development of new product lines.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Cash flows used in operating activities	$(3,073,334)	$(6,626,388)
Cash flows provided by investing activities	1,293,268	5,943,620
Cash flows (used in) provided by financing activities	(212,119)	106,755
Net change in cash, restricted cash and cash equivalents	$(1,992,185)	$(576,013)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $3,073,334, primarily due to a net loss of $3,521,937, partially offset by changes in operating assets and liabilities, net of $233,300 and non-cash operating charges of $260,519. The changes in operating assets and liabilities, net was due to a decrease in inventory deposits of $1,771,454, a decrease in prepaid expenses of $356,742 and an increase in accounts payable of $317,469, partially offset by an increase in inventory of $1,266,924, an increase in accounts receivable of $660,028 and a decrease in accrued liabilities of $264,486.

Net cash used in operating activities for the six months ended June 30, 2022 was $6,626,388, primarily due to a net loss of $3,426,701 and changes in operating assets and liabilities, net of $4,169,534, partially offset by non-cash operating charges of $1,656,590. The changes in operating assets and liabilities, net was due to an increase in inventory of $2,728,452, an increase in accounts receivable of $1,507,435, a decrease in accrued liabilities of $331,464 and in increase in inventory deposits of $68,646, partially offset by a decrease in other assets of $158,270, a decrease in prepaid expenses of $60,246 and an increase in accounts payable of $28,023.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $1,248,052, primarily due to the sale of our marketable securities of $1,329,599, partially offset by $36,331 of capital expenditures. Net cash provided by investing activities during the six months ended June 30, 2022 was $5,943,620, primarily due to the net sale of our marketable securities of $5,996,091, partially offset by $52,471 of capital expenditures.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $212,119 as a result of repayment of certain notes payable. Net cash provided by financing activities during the six months ended June 30, 2022 was $106,755, primarily from the issuance of common stock of $120,000, partially offset by payments on notes payable of $13,245.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $833,282 and marketable securities of $1,013,044, a combined total of $1,846,326 and working capital of approximately $13.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand us to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on June 30, 2023 and there is no current plan to borrow from it

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as the Company transfers assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2023, we have no contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the period ended June 30, 2023. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended June 30, 2023 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

There were no material changes during the quarter ended June 30, 2023 from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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