Form 10-K/A
period 2022-12-31
Envirotech Vehicles, Inc.
filed 2023-10-17
CIK 1563568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

1425 Ohlendorf Road
Osceola, AR 72370
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (870) 970-3355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock, $0.00001 par value	EVTV	Nasdaq Stock Market LLC

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

As of September 20, 2023, 15,106,088 shares of the registrant’s common stock were issued and outstanding.

Auditor Name: Barton CPA PLLC	Auditor Location: Cypress, Texas	Auditor PCAOB Firm ID: 6968

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Envirotech Vehicles, Inc. (the “Company”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on September 25, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the certifications of the Principal Executive Officer and Principal Financial Officer of the Company required under Section 302 of the Sarbanes-Oxley Act of 2002 that were included as Exhibits 31.1 and 31.2 to the Original Filing, respectively (the “Certifications”). Specifically, the introductory sentence of paragraph 4 of the Certifications omits the following required language: “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))”. Corrected copies of the certifications of the Principal Executive Officer and Principal Financial Officer of the Company required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.3 and 31.4 to this Amendment.

The certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that were filed and furnished, respectively, as Exhibits 31.1, 31.2 and 32.1 to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.2. Part IV, Item 15 of the Original Filing has been amended to reflect the new certifications.

Other than as described above, this Amendment does not amend, update or restate any information included in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. This Amendment should be read in conjunction with the Original Filing.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1
3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8
4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1
4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1
4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1
4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2
4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2
4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7
4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1
4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8
9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1
10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8
10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9
10.4+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15
10.5+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17
10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18
10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
10.8	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1
10.9	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1
10.10	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1
10.12	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1
10.13	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2
10.14	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3
10.15	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4
10.16	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1
10.17+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2
10.18	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1
10.19	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1
10.20	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2
10.21	Agreement and Plan of Merger, dated February 16, 2021, by and among Adomani, Inc., EVT Acquisition Company, Inc., and Envirotech Drive Systems, Inc.	8-K	001-38078	2/17/2021	2.1
10.22+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Phillip W. Oldridge.	8-K	001-38078	1/7/2022	10.1
10.23+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Susan M. Emry.	8-K	001-38078	1/7/2022	10.2
10.24+	Offer Letter with Christian S. Rodich dated February 3, 2022	8-K	001-38078	2/8/2022	10.1

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
21.1	Subsidiaries of the Company	10-K	001-38078	9/25/2023	21.1
23.1	Consent of Barton CPA, PLLC, independent registered public accounting firm	10-K	001-38078	9/25/2023	23.1
23.2	Consent of MaloneBailey, LLP, independent registered public accounting firm	10-K	001-38078	9/25/2023	23.2
24.1	Power of Attorney (included on signature page)	10-K	001-38078	9/25/2023	24.1
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	10-K	001-38078	9/25/2023	31.1
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	10-K	001-38078	9/25/2023	31.2
31.3	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.4	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38078	9/25/2023	32.1
32.2#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

ENVIROTECH VEHICLES INC.

Date: October 17, 2023	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer