Form 10-Q/A
period 2023-03-31
Envirotech Vehicles, Inc.
filed 2023-11-01
CIK 1563568

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Envirotech Vehicles, Inc. (the “Company”) for the quarterly period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on October 16, 2023 (the “Original Filing”). This Amendment is being filed solely to correct a scrivener’s error in Part I, Item 1 “Financial Statements,” related to the presentation of “Restricted Cash” in the table entitled “Unaudited Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.” This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are filed with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than as described above, this Amendment does not amend, update or restate any information included in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. This Amendment should be read in conjunction with the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,668,909	$2,765,068
Restricted Cash	60,684	60,399
Marketable securities	1,009,378	2,336,402
Accounts receivable, net of allowance of $271,218 and $271,218, respectively	1,889,514	2,073,691
Inventory, net	5,733,421	5,671,326
Inventory deposits	5,169,872	4,829,933
Prepaid expenses	284,468	445,963
Other current assets	180,023	156,457
Total current assets	15,996,269	18,339,239
Property and equipment, net	358,958	368,461
Goodwill	14,682,620	14,682,620
Other non-current assets	93,370	93,369
Total assets	$31,131,217	$33,483,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884,045	$603,744
Accrued liabilities	357,848	652,528
Notes payable - current	60,000	215,766
Total current liabilities	1,301,893	1,472,038
Long-term liabilities
Notes payable - long-term	15,108	16,671
Total liabilities	1,317,001	1,488,709

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,021,088 and 15,021,088 Issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	150	150
Additional paid-in capital	84,010,494	83,923,350
Accumulated deficit	(54,196,428)	(51,928,520)
Total stockholders’ equity	29,814,216	31,994,980
Total liabilities and stockholders’ equity	$31,131,217	$33,483,689

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

Envirotech Vehicles, Inc.

Date: November 1, 2023	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)