Form 10-Q
period 2023-09-30
Envirotech Vehicles, Inc.
filed 2023-11-14
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2023 was 15,106,088.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$879,042	$2,765,068
Restricted cash	—	60,399
Marketable securities	—	2,336,402
Accounts receivable, net of allowance of $271,218 and $271,218, respectively	1,624,369	2,073,691
Inventory, net	6,882,247	5,671,326
Inventory deposits	3,133,753	4,829,933
Prepaid expenses	909,847	445,963
Other current assets	162,695	156,457
Total current assets	13,591,953	18,339,239
Property and equipment, net	356,271	368,461
Goodwill	11,290,491	14,682,620
Other non-current assets	183,369	93,369
Total assets	$25,422,084	$33,483,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$739,236	$603,744
Accrued liabilities	411,323	652,528
Notes payable - current	476,497	215,766
Total current liabilities	1,627,056	1,472,038
Long-term liabilities
Notes payable - long-term	13,024	16,671
Total liabilities	1,640,080	1,488,709

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of September 30, 2023, and December 31, 2022	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,106,088 and 15,021,088 issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	151	150
Additional paid-in capital	85,220,733	83,923,350
Accumulated deficit	(61,438,880)	(51,928,520)
Total stockholders’ equity	23,782,004	31,994,980
Total liabilities and stockholders’ equity	$25,422,084	$33,483,689

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Sales	$100,024	$1,029,280	$2,756,103	$2,625,090
Cost of sales	80,283	677,855	1,739,005	1,599,290
Gross profit	19,741	351,425	1,017,098	1,025,800
Operating expenses
General and administrative	2,578,727	1,584,973	6,785,405	6,113,957
Consulting	(13,312)	94,187	207,930	264,505
Research and development	46,734	25,000	175,546	112,412
Goodwill impairment charge	3,392,129	—	3,392,129	—
Total operating expenses, net	6,004,278	1,704,160	10,561,010	6,490,874
Loss from operations	(5,984,537)	(1,352,735)	(9,543,912)	(5,465,074)
Other (expense)/income:
Interest (expense)/income, net	(2,647)	30,200	43,455	37,956
Other expense	(1,239)	(1,233)	(9,903)	(10,094)
Total other (expense)/income	(3,886)	28,967	33,552	27,862
Loss before income taxes	(5,988,423)	(1,323,768)	(9,510,360)	(5,437,212)
Income tax expense	—	—	—	—
Net income loss	$(5,988,423)	$(1,323,768)	$(9,510,360)	$(5,437,212)
Net loss per share to common stockholders:
Basic and diluted	$(0.40)	$(0.09)	$(0.63)	$(0.36)
Weighted shares used in the computation of net loss per share:
Basic and diluted	15,068,208	15,013,236	15,036,967	14,981,836

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	29,814,216
Stock based compensation	—	—	$105,166	—	105,166
Net loss	—	—	—	(1,254,029)	(1,254,029)
Balance, June 30, 2023	15,021,088	$150	$84,115,660	$(55,450,457)	$28,665,353
Common stock issued for services	85,000	1	(1)	—	—
Stock based compensation	—	—	1,105,074	—	1,105,074
Net loss	—	—	—	(5,988,423)	(5,988,423)
Balance, September 30, 2023	15,106,088	$151	$85,220,733	$(61,438,880)	$23,782,004

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	14,912,178	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for lawsuit settlement	38,495	—	197,431	—	197,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(2,936,862)	(2,936,862)
Balance, March 31, 2022	15,000,673	$150	$83,798,350	$(11,061,222)	$72,737,278
Net loss	—	—	—	(1,176,582)	(1,176,582)
Balance, June 30, 2022	15,000,673	$150	$83,798,350	$(12,237,804)	$71,560,696
Common stock issued for lawsuit settlement	20,415	—	125,000	—	125,000
Net loss	—	—	—	(1,323,768)	(1,323,768)
Balance, September 30, 2022	15,021,088	$150	$83,923,350	$(13,561,572)	$70,361,928

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,510,360)	$(5,437,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,737	56,700
Unrealized loss (gain) on marketable securities	9,903	(6,033)
Stock based compensation expense	1,297,384	1,614,845
Goodwill impairment charge	3,392,129	—
Changes in assets and liabilities:
Accounts receivable	449,322	(1,956,906)
Inventory	(1,210,921)	(2,103,834)
Inventory deposits	1,696,180	(351,970)
Prepaid expenses	3,190	(377,107)
Other assets	(112,382)	158,265
Accounts payable	90,272	(76,919)
Accrued liabilities	(238,030)	(194,907)
Other liabilities	—	403,328
Net cash used in operating activities	(4,039,576)	(8,271,750)
Cash flows from investing activities:
Purchase of property and equipment, net	(36,331)	(90,204)
Investment in marketable securities	—	(2,291,036)
Sale of marketable securities	2,342,643	8,323,461
Net cash provided by investing activities	2,306,312	5,942,221
Cash flows from financing activities:
Proceeds from issuance of common stock	—	120,000
Principal repayments on debt	(213,161)	(13,766)
Net cash (used in) provided by financing activities	(213,161)	106,234
Net change in cash, restricted cash and cash equivalents	(1,946,425)	(2,223,295)
Cash, restricted cash and cash equivalents at the beginning of the period	2,825,467	4,906,525
Cash, restricted cash and cash equivalents at the end of the period	$879,042	$2,683,230
Supplemental cash flow disclosures:
Cash paid for interest expense	$5,808	$2,272
Non-cash common stock issued for services	$1	$—
Non-cash common stock lawsuit settlement	$—	$322,431

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of September 30, 2023 and the consolidated results of operations for the three and nine months ended September 30, 2023 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc.'s audited financial statements for the years ended  December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At September 30, 2023, the Company did have a concentration of customers; five customers’ balances account for approximately 88 percent of the outstanding accounts receivable. One customer accounted for 100 percent of the reported revenue for the three months ended September 30, 2023. Seven customers accounted for 67 percent of the reported revenue for the nine months ended September 30, 2023.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had zero and $60,399 restricted cash at  September 30, 2023 and at December 31, 2022, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At September 30, 2023, the aggregate amount of the Company’s investments in marketable securities was zero. Investments in marketable securities at  December 31, 2022 were $2,336,402.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,895,587 as of  September 30, 2023 and a recorded allowance for doubtful accounts of $271,218, resulting in a net trade accounts receivable balance of $1,624,369. The Company had trade accounts receivable of $2,344,909 as of  December 31, 2022 and an allowance for doubtful accounts of $271,218, resulting in a net trade receivable balance of $2,073,691. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  September 30, 2023 is from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,894,676 as of  September 30, 2023 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future as of September 30, 2023, resulting in a net inventory balance of $6,882,247 as of September 30, 2023. The Company had finished goods inventory on hand and a related inventory valuation of $5,683,755 and $12,429 allowance as of December 31, 2022, resulting in a net inventory balance of $5,671,326.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $3,133,753 and $4,829,933 as of  September 30, 2023 and December 31, 2022, respectively. Deposits paid to one vendor accounted for 98 percent of the deposits outstanding at September 30, 2023.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  September 30, 2023 and December 31, 2022, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2023, 1,207,888 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  September 30, 2023 and December 31, 2022, respectively.

Goodwill—Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment, if any. The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at September 30, 2023, that $14,682,620 in goodwill did experience impairment. Therefore, the Company recorded a non-cash goodwill impairment charge of $3,392,129 for the three and nine months ended September 30, 2023, resulting in a goodwill balance of $11,290,491 at September 30, 2023. The Company recorded a non-cash goodwill impairment charge of $37,093,047 for the year ended December 31, 2022 resulting in a goodwill balance of $14,682,620 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $46,734 and $175,546 during the three and nine months ended September 30, 2023. Research and development costs were $25,000 and $112,412 during the three and nine months ended September 30, 2022, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $1,105,074 and $1,297,384 was recorded for the three and nine months ended September 30, 2023, respectively. Non-cash stock-based compensation expense of $0 and $1,614,845 was recorded for the three and nine months ended September 30, 2022, respectively.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$56,646	$56,646
Leasehold improvements	136,847	122,711
Machinery & equipment	173,049	165,753
Vehicles	297,940	252,724
Test/Demo vehicles	30,684	15,784
Total property and equipment	695,166	613,618
Less accumulated depreciation	(338,895)	(245,157)
Net property and equipment	$356,271	$368,461

Depreciation expense was $34,192 and $93,737 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $19,093 and $56,700 for the three and nine months ended September 30, 2022, respectively.

4.	Debt

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,649. The balance of this note is zero at September 30, 2023.

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $19,276 of which $6,252 is classified as Notes Payable - current and $13,024 is classified as Notes Payable - long term on the Company's consolidated balance sheets on September 30, 2023.

Effective June 15, 2022, the Company entered into a premium financing agreement with First Insurance Funding to finance certain insurance coverage. The $225,000 loan is payable over nine months, beginning in July 2022, and bears interest at 5.8% with monthly payments of $25,608. The balance of this note is zero on September 30, 2023.

Effective August 20, 2023, the Company entered into a second premium financing agreement with First Insurance Funding to finance other insurance coverages. The $467,074 loan is payable over nine months, beginning in September 2023, and bears interest at 8.2% with monthly payments of $53,675. The balance of this note, including accrued interest, is $470,246 on September 30, 2023.

Effective August 4, 2022, EVT secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand the Company immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by the Company in its Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. This line of credit was closed during the third quarter of 2023 and there was no amount outstanding at the time of closing.

5.	Stock Warrants

The Company’s outstanding warrants as of September 30, 2023 are summarized as follows, and all were exercisable at that date.

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	1.33
Outstanding warrants expiring May 7, 2026	958,334	$20.00	2.60
Outstanding warrants on September 30, 2023	1,389,584	$17.43	2.93

The Warrants issued as part of the Purchase Agreement related to the Financing contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled. 12,833 warrants expired during the first nine months of 2023. As of September 30, 2023, the outstanding warrants have no intrinsic value.

6.	Stock Options and Restricted Shares

The outstanding options at  September 30, 2023 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2022	608,266	$5.30	8.77
Options granted (expired) during 9 months ended September 30, 2023:
Options Granted at $2.65 Exercise Price	15,000	$2.65
Options Granted at $2.10 Exercise Price	588,495	$2.10
Options expired at $9.00 Exercise Price	(1,111)	$9.00
Options expired at $3.62 Exercise Price	(2,762)	$3.62
Subtotal, as follows:	1,207,888
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.05
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.05
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	7.96
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.30
Outstanding options at $2.65 Exercise Price	15,000	$2.65	9.54
Outstanding Options Granted at $2.10 Exercise Price	588,495	$2.10	9.95
Outstanding at September 30, 2023	1,207,888	$3.71	9.24

The number of options exercisable on September 30, 2023 is 1,194,971.

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

On January 31, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s Chief Financial Officer, options to purchase 2,763 shares of common stock at an exercise price of $3.62 per share and options to purchase 1,111 shares of common stock at an exercise price of $9.00 per share. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of grant. These options were forfeited three months after Mr. Rodich resigned from his employment with the Company.

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

On July 11, 2023, the Company’s Compensation Committee granted the Board of Directors options to purchase 588,495 shares of common stock at an exercise price of $2.10 per share. The options vested immediately and expire on the tenth anniversary of grant.

As of September 30, 2023, the outstanding options had no intrinsic value.

Restricted Shares

During the first quarter of 2023, the Company awarded 85,000 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $14,713 and $204,850 during the three and nine months ended September 30, 2023. These restricted shares were issued as common stock in the third quarter of 2023.

7.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of these agreements, the Company recorded rent expense of $23,312 and $69,935 for the three and nine months ended September 30, 2023, respectively.

The Company has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on January 1, 2020. The monthly rent under the SRI Office Lease is $2,730. The Company recorded rent expense of $5,460 and $13,650 for the three and nine months ended September 30, 2023, respectively, in connection with this agreement.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI. The Company recorded rent expense of $15,000 and $53,400 for the three and nine months ended September 30, 2023, respectively, in connection with this agreement.

During the first nine months of 2023, the Company reimbursed Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, $81,269 for use of the CEO's personal airplane for certain business-related activities.

During the second quarter of 2023, the Company purchased a vehicle from Phillip W. Oldridge for $45,216, which remains unpaid as of  September 30, 2023.

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

In March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 ("turnover date") and a rental commencement of September 1, 2023. However, the warehouse building was not available for use to the Company till the early part of the fourth quarter of 2023. Therefore, the commencement date for purposes of accounting under the guidance of ASC Topic 842 - Leases, is deferred until the fourth quarter of 2023, which is when the Company was given availability to use the warehouse building. There is a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The sublease may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. The Company will account for this lease as an operating lease under ASC Topic 842.

Future minimum payments under operating leases are as follows:

	Payments due by period
					More
		Less than			than 5
	Total	one year	1 - 3 years	4 - 5 years	years
Operating lease obligations	$374,913	$191,363	$183,550	$—	$—
Total	$374,913	$191,363	$183,550	$—	$—

9.	Contingencies

Except as set forth below, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

GreenPower Litigation

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, EVTDS and certain other companies affiliated therewith. The notice of civil claim alleges that Mr. Oldridge breached certain fiduciary duties owed to GreenPower by working with certain parties in direct competition with and at the expense of GreenPower. GreenPower alleges that the Company conspired with Mr. Oldridge to build its business, competing products and unfairly compete with GreenPower. GreenPower seeks general damages, special damages and punitive damages, plus interest and costs against EVTDS. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. The Company has denied all claims, believes the lawsuit is without merit, and intends to vigorously defend the action.

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

On February 8, 2022, GreenPower Motor Company, Inc., a Delaware Corporation, and GreenPower filed a complaint captioned GreenPower Motor Company, Inc. v. Phillip Oldridge, et al., Case No. 5:22-cv-00252 in the United States District Court for the Central District of California. The complaint names the Company and the following affiliated entities, officers, or directors: Phillip Oldridge, Envirotech Electric Vehicles Inc., Envirotech Drive Systems Incorporated US, Envirotech Drive Systems Incorporated Canada, Sue Emry, David Oldridge, S&P Financial and Corporate Services, Inc. The complaint seeks an undisclosed amount of compensatory and punitive damages, injunctive relief to prevent the alleged anti-competitive behavior, restitution for harm, an award of treble damages, and associate fees and costs. The complaint’s allegations are centered around the same assertions in the pending Canadian litigation.  On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

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

On June 19, 2023, counsel for Electric Drivetrains and counsel for the Company participated in a mediation at which Electric Drivetrains and the Company executed a binding term sheet to completely resolve this matter. On July 18, 2023, Electric Drivetrains and all defendants executed a Settlement Agreement for complete resolution of the case and dismissal against all defendants with prejudice. No Company proceeds were paid in the settlement. On September 30, 2023, the Court dismissed this action with prejudice and the matter is completely resolved.

Brooks Litigation

On June 19, 2019, Alan K. Brooks, an ADOMANI investor, filed a complaint, captioned Alan K. Brooks v. ADOMANI, Inc., et al., Case No. 1-CV-349153 in the Superior Court of California for the County of Santa Clara, against the Company, certain of the Company’s executive officers and directors, two of the underwriters of the Company’s offering of common stock under Regulation A in June 2017, and certain of the underwriters’ personnel, among others. The complaint alleges that the Company and other defendants breached the terms of an agreement between Mr. Brooks and the Company by refusing to release 1,320,359 shares of ADOMANI, Inc. stock to Mr. Brooks. The parties participated in mediation during which they resolved the matter. On March 7, 2022, the Court issued an Order approving the settlement. The Company paid $540,000 in the settlement, comprised of $170,000 in common stock, $170,000 in cash and $170,000 in carrier cash. This case has now been completely dismissed.

10.	Leases

As of September 30, 2023, the Company is a party to nine operating leases. Six of these leases are office or warehouse leases; the remaining three are equipment leases. The Company accounts for leases as required by ASC Topic 842. The Company has elected to apply the short-term lease exception to all leases of one year or less. In applying the guidance in ASC 842, the Company has determined that all current leases (except for the Philippines lease as described below) as of September 30, 2023 should be classified as short-term operating leases.

The Company has entered into the SRI Equipment Leases. Rent expense under the SRI Equipment Leases was $23,312 and $69,936 for the three months and nine months ended September 30, 2023, respectively. Rent expense under the SRI Equipment Leases was $23,312 and $69,936 for the three months and nine months ended September 30, 2022, respectively.

The Company has entered into the SRI Office Lease. Rent expense under the SRI Office Lease was $5,460 and $13,650 for the three months and nine months ended September 30, 2023, respectively. Rent expense under the SRI Office Lease was $8,190 and $18,200 for the three months and nine months ended September 30, 2022, respectively.

The Company has entered into the ABCI Office Lease. Rent expense under the ABCI Office Leases was $15,000 and $53,400 for the three months and nine months ended September 30, 2023, respectively. Rent expense under the ABCI Office Lease was $8,400 and $25,200 for the three months and nine months ended September 30, 2022, respectively.

The Company has entered into the Toledo Jet Center Lease for office space in the Ft. Lauderdale, Florida area effective February 15, 2022. The lease has a one-year term with the option to renew after one year. Rent expense for the Toledo Jet Center Lease for the three and nine months ended September 30, 2023 was $4,500 and $13,500, respectively. Rent expense for the Toledo Jet Center Lease for the three and nine months ended September 30, 2022 was $4,815 and $12,038, respectively.

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

In March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 ("turnover date") and a rental commencement of September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date for purposes of accounting under the guidance of ASC Topic 842 - Leases, is deferred until the fourth quarter of 2023, which is when the Company was given availability to use the warehouse building. There is a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The sublease may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. The Company will account for this lease as an operating lease under ASC Topic 842.

The Company’s total net rent expense for the three and nine months ended September 30, 2023 was $59,857 and $177,397, respectively, and for the three and nine months ended September 30, 2022 was $52,579 and $180,746, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Nine Months Ended
	September 30,
	2023	2022
Lease expenses
Operating lease expenses	$—	$56,101
Short-term lease expenses	177,397	124,645
Total lease cost	$177,397	$180,746
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$—	$56,890
Weighted-average remaining lease term (in years):
Operating leases	—	0.62
Weighted-average discount rate:
Operating leases	—%	14%

11.	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. There were no material transactions that occurred subsequently to September 30, 2023 that would require the Company to disclose in this filing.

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

For the three months ended September 30, 2023 and 2022 , we generated sales revenue of $100,024 and $1,029,280, respectively, and our net loss for the three months ended  September 30, 2023  and September 30, 2022 was $5,988,423 and $1,323,768, respectively. For the nine months ended September 30, 2023 and 2022 , we generated sales revenue of $2,756,103 and $2,625,090, respectively, and our net loss for the nine months ended  September 30, 2023  and nine months ended September 30, 2022 was $9,510,360 and $5,437,212, respectively.

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

Dependence on external sources of financing of our operations. We have historically depended on external sources of capital to finance our operations. Accordingly, our future performance will depend in part upon our ability to achieve independence from external sources for the financing of our operations.

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

Market growth. We believe the market for all-electric solutions for alternative fuel technology, specifically all-electric vehicles, will continue to grow as more purchases of new zero-emission vehicles and as more conversions of existing fleet vehicles to zero-emission vehicles are made. However, unless the costs to produce such vehicles decrease dramatically, purchasers of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability, the amounts of such assistance to our customers, or our ability to access such funds.

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

Results of Operations

The following discussion compares operating data for the three and nine months ended September 30, 2023 to the corresponding periods ended September 30, 2022:

Sales

Sales for the three months ended September 30, 2023 and 2022 were $100,024 and $1,029,280, respectively. Sales for both the three months ended September 30, 2023 and September 30, 2022 consisted of logistics cargo vans. The decrease in sales was primarily due to delays in certain administrative processes due to state policy changes beyond our control.

Sales for the nine months ended September 30, 2023 and 2022 were $2,756,103 and $2,625,090, respectively. The slight increase in sales was primarily due to an increase in the number of units sold as a result of favorable market conditions. A significant number of these sales were primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program.

Cost of Sales

Cost of sales for the three months ended September 30, 2023 and 2022 were $80,283 and $677,855, respectively. Cost of sales for the nine months ended September 30, 2023 and 2022 were $1,739,005 and $1,599,290, respectively.  These costs consisted of the costs related to the sale of the vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $2,578,727 and $1,584,973 for the three months ended September 30, 2023 and 2022, respectively. G&A expenses increased by $993,754 primarily due to an increase of $1,105,074 in stock-compensation expense due to equity awarded during the third quarter of 2023 that vested immediately, an increase of $59,760 in payroll costs in anticipation of business growth, an increase of $92,384 in accounting and compliance costs as a public company and an increase of $6,821 in overall G&A expenses for costs incurred with running the business, partially offset by a decrease of $143,813 in advertising and marketing costs as we focus on certain marketing priorities, a decrease in travel expenses of $41,145 as we reduced expenses as a cost saving initiative during the third quarter of 2023, a decrease in legal fees of $47,569 due to lower litigation costs, and a decrease of $37,758 in investor relations expenses as a result of our cost cutting measures noted above.

G&A expenses were $6,785,405 and $6,113,957 for the nine months ended September 30, 2023 and 2022, respectively. G&A expenses increased by $674,448 primarily due toan increase in contract labor costs of $240,833 to assist in our operations, an increase in payroll costs of $158,330 in anticipation of business growth, an increase in travel expenses of $200,151 as we explore business markets globally, an increase of $117,962 in investor relations expenses as we explore incentives by the federal and state governments across the United States, an increase of $126,470 in accounting and compliance costs as a public company, and an overall increase of $371,564 in G&A expenses for costs incurred with running the operations, partially offset by a decrease of $174,459 in legal costs due to lower litigation costs, a decrease in advertising and marketing expenses of $48,942 as we focus on certain marketing priorities and a decrease of $317,461 related to stock-based compensation costs due to lower fair valuations of equity awards.

Consulting Expenses

Consulting expenses were ($13,312) and $94,187 for the three months ended September 30, 2023 and 2022, respectively. The decrease in consulting expenses was due to a reduction in public affairs activities (which also included a credit for certain expenses) in 2023 versus 2022. Consulting expenses were $207,930 and $264,505 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in consulting expenses was primarily due to a decrease in costs related to public affairs consulting, partially offset by increased search costs for key employees.

Research and Development ("R&D") Expenses

R&D expenses were $46,734 and $25,000 for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in R&D activities related to the development of new product lines during the three months ended September 30, 2023 compared to the same period in 2022. R&D expenses were $175,546 and $112,412 for the nine months ended September 30, 2023 and 2022, respectively. The increase in R&D expenses was primarily due to activities pertaining to the development of new product lines.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill. As a result of this test, we recorded an impairment charge of $3,392,129 related to our goodwill for the three and nine months ended September 30, 2023. No impairment charges were recorded for the three and nine months ended September 30, 2022.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Cash flows used in operating activities	$(4,039,576)	$(8,271,750)
Cash flows provided by investing activities	2,306,312	5,942,221
Cash flows (used in) provided by financing activities	(213,161)	106,234
Net change in cash, restricted cash and cash equivalents	$(1,946,425)	$(2,223,295)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $4,039,576, primarily due to a net loss of $9,510,360, partially offset by changes in operating assets and liabilities, net of $677,631 and non-cash operating charges of $4,793,153, of which $3,392,192 was related to a non-cash goodwill impairment charge and $1,297,384 was related to non-cash stock-based compensation expense. The changes in operating assets and liabilities, net was due to a decrease in accounts receivable of $449,322 as cash collections outpaced sales, a decrease of $1,696,180 in inventory deposits, a decrease in prepaid expenses of $3,190, an increase in accounts payable of $90,272, partially offset by an increase in inventory of $1,210,921, an increase in other assets of $112,382 and decrease in accrued liabilities of $238,030.

Net cash used in operating activities for the nine months ended September 30, 2022 was $8,271,750, primarily due to a net loss of $5,437,212 and changes in operating assets and liabilities, net of $4,500,050, partially offset by non-cash operating charges of $1,665,512, of which $1,614,845 was related to stock-based compensation expense. The changes in operating assets and liabilities, net was due to an increase in inventory of $2,103,834, an increase in accounts receivable of $1,956,906, a decrease in accrued liabilities of $194,907 and in increase in inventory deposits of $351,970, a decrease in accounts payable of $76,919 and an increase in prepaid expenses of $377,107, partially offset by a decrease in other assets of $158,265, a decrease in prepaid expenses of $60,246 and an increase in other liabilities of $403,328.

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing and government incentives to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; and the amount of expenses we incur to satisfy future warranty claims.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was $2,306,312, primarily due to the sale of our marketable securities of $2,342,643, partially offset by $36,331 of capital expenditures. Net cash provided by investing activities during the nine months ended September 30, 2022 was $5,942,221, primarily due to the net sale of our marketable securities of $6,032,425, partially offset by $90,204 of capital expenditures.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 was $213,161 as a result of repayment of certain notes payable. Net cash provided by financing activities during the nine months ended September 30, 2022 was $106,234, primarily from the issuance of common stock of $120,000, partially offset by payments on notes payable of $13,766.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $879,042 and working capital of approximately $12.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

On February 2022, we announced Osceola, Arkansas as the site of our state-of-the-art manufacturing facility and new corporate offices. We moved into an approximately 580,000 square foot facility and are currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for us to obtain local tax incentives of up to $27 million, provided that the qualifying expenditures are made. We are not currently contractually obligated to make the expenditures.

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand us to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. This line was closed during the third quarter of 2023 and there was no principal amount outstanding at the time of closing.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2023, we have no contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the period ended September 30, 2023. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended September 30, 2023 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

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

On June 19, 2023, counsel for Electric Drivetrains and counsel for the Company participated in a mediation at which Electric Drivetrains and the Company executed a binding term sheet to completely resolve this matter. On July 18, 2023, Electric Drivetrains and all defendants executed a Settlement Agreement for complete resolution of the case and dismissal against all defendants with prejudice. No Company proceeds were paid in the settlement. On September 30, 2023, the Court dismissed this action with prejudice and the matter is completely resolved.

ITEM 1A. RISK FACTORS

There were no material changes during the quarter ended September 30, 2023 from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Envirotech Vehicles, Inc.

Date: November 14, 2023	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)