Form 10-K
period 2023-12-31
Envirotech Vehicles, Inc.
filed 2024-03-28
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Stock Market LLC. on June 30, 2023, was approximately $30.3 million.

As ofMarch 22, 2024, 15,520,637 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

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

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Envirotech,” “the Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

Part I

Item 1.	BUSINESS

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. We currently offer Class 2 through 4 logistics vans, class 4 through 5 urban trucks, school buses, electric forklifts, street sweepers, neighborhood electric vehicles (“NEV”) and right-hand drive vans and urban trucks.

Our vehicles are manufactured by original equipment manufacturers ("OEM") located in China, Malaysia and the Philippines and can be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our vehicles include options for telemetrics for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission products may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

For the years ended December 31, 2023 and 2022, our net losses were $12.7 million and $43.8 million, respectively. Included in the net losses for 2023 and 2022 were non-cash charges of approximately $6.4 million and $38.7 million, respectively.

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

According to the International Energy Agency ("IEA"), approximately 10.5 million passenger electric vehicles (“EVs”) were sold globally in 2022. This represented 14% of 2022 vehicle sales and a 62% increase in EV sales versus the prior year, resulting in a total fleet of approximately 27 million units and expected to grow to over 100 million by 2026. Sales are expected to grow by another 35% in 2023 to reach 14 million representing 18% of the overall car market. According to Bloomberg New Energy Finance (“Bloomberg NEF”) per their Electric Vehicle Outlook 2023 report, annual passenger EV sales are estimated to more than double between 2022 and 2026 to 26.6 million. China and Europe have been the leaders on electric vehicle adoption and per the same report, are expected to account for nearly 75% of EV sales in 2026, with the U.S. representing 15% of the global EV market. Government policy, however, remains ever-changing and likely continues to play a foundational role in the rate of adoption around the world.

In China, the government has mandated that electric vehicles make up 40% of all auto sales by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. In 2022, around half of the total growth in electric vehicles sales was in China, according to the Global EV Outlook 2022 report by the IEA. In the U.S., 630,000 new electric vehicles were sold in 2021, reflecting an acceleration in growth as this was about double the sales experienced in 2020. The overall market for electric vehicles consists of multiple, discrete markets for various vehicle types, including passenger cars, buses, two-wheelers and others. Passenger cars are the most prominent, but two-wheelers are far more prevalent, particularly in Asia, and buses and trucks, although smaller in number, are significantly higher in price and often purchased in bulk by major corporate customers or government or transit agencies.

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

Additionally, the Infrastructure Bill included $7.5 billion to build a national network of 500,000 chargers by 2030. Through a combination of grant and incentive programs for state and local governments and the private sector, it is expected to support the deployment of a mix of chargers in apartment buildings, in public parking, throughout communities, and across a robust network on our nation’s roadways. Some geographic areas have considerably more charging stations than others, contributing to more significant electric vehicle usage in those regions.

Commercial Vehicles

In 2022, nearly 66,000 electric buses and 60,000 medium- and heavy-duty trucks were sold worldwide, representing about 4.5% of all bus sales and 1.2% of truck sales worldwide. China continues to dominate production and sales of electric (and fuel cell) trucks and buses. However, the global market is growing and is expected to continue to grow in the foreseeable future.

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

School Buses

School buses present another significant potential market for electrification. The U.S. has approximately 480,000 school buses that are particularly well suited to running solely on electricity. Traditional diesel school buses, which make up over half the total fleet, not only consume large amounts of fuel - more than 800 million gallons of diesel a year in the United States, at a fuel economy of only 4–5 mpg - but also directly impact children with tailpipe emissions. In response, the EPA committed to distributing $5 billion over five years via the Clean School Bus Program. In 2022, the EPA allocated approximately $1 billion in funding and again in 2023 as part of this program. The awards will cover the initial cost of acquiring most buses and will subsidize charging hardware and infrastructure.

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

Along with holding many U.S. certifications, we are identified as an eligible manufacturer by the Internal Revenue Service ("IRS") of light to heavy-duty electric vehicles in the United States. This is significant because, as of January 1, 2023, federal tax credits are available for electric cars and trucks from eligible manufacturers. Individuals that purchase electric vehicles weighing less than 14,000 lbs. will receive a credit of $7,500. Commercial operators will receive a tax credit of up to $40,000 for each purchased vehicle over 14,000 lbs. Furthermore, with the Alternative Fuel Infrastructure Tax Credit, depending on the size of the chargers, businesses are eligible for a tax credit of up to 30% of the cost of the chargers and infrastructure, up to $100,000 per unit. Additionally, the Senate passed the Inflation Reduction Act, the budget reconciliation bill that includes $3 billion over five years to establish a new grant program to install electrified equipment and reduce emission at ports.

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

Our Solution

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of ownership. Our vehicles are manufactured by OEMs located in China, Malaysia and the Philippines and marketed, sold, warrantied and serviced through our developing distribution and service network. Our vehicles are designed to help fleet operators unlock the benefits of technology that reduces GHG, NOx, PM and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

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

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

•

Develop Sales Staff. Due to coronavirus ("COVID-19") pandemic impacts and to other business challenges in 2020, we had to eliminate our in-house sales team in 2020. We have not been able to reestablish our sales team during 2021, 2022 and 2023 to help our current and future customer base, and instead relied primarily on our executives to work on sales activity. Our executives, on a limited basis, also engaged industry consultants with ties to trucking fleets, county and city transportation managers, as well as school districts and an extensive dealer network to assist with the sales activity.

•

Build Dealership and Service Networks. We are building an international dealership and service network for the sales and service of our purpose-built zero-emission electric commercial vehicles either manufactured by or for us.

•	Develop Third-Party Relationships. We have completed existing negotiations with partners and are seeking additional partners for sales, service and support.

•

Provide Demonstrations. We have been and continue to seek out and respond to local, state and federal pilot demonstration opportunities in interest areas for which we have relevant current product offerings or in areas of interest that are congruent with product(s) that are on our product development roadmap, but still in early-stage development. In 2023, we participated in numerous events across the United States, Canada and Asia that demonstrated our product offerings.

•

Obtain Approvals from Incentive Programs. Our products have been approved for various local, state and federal vehicle designations and incentive programs. For example, the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) administered by CARB was meant to accelerate the purchase of cleaner, more efficient trucks and buses in California. Our products are currently approved for voucher programs in California and New Jersey. Our class 4 through 8 vehicles also qualify for up to $40,000 of the federally available tax credit.

•

Grow Our Manufacturing, Installation and Service Capability. In 2023, we increased our integration efforts and began completing the final assembly of sub-assembly components at our Osceola, Arkansas facility. In 2024, we also intend to install the manufacturing equipment in Osceola required to begin producing our vehicles ourselves in the United States. As facility space and technician time requirements at partners are exceeded, we intend to consolidate manufacturing, installation and service of our zero-emission vehicles in Osceola as we work towards becoming a fully integrated electric vehicle manufacturer.

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

Our Customers

Our current primary focus is Class 3 to 5 trucks, class 3 and 4 cargo vans and school buses. Our target customers primarily include public and private fleet operators that have an interest in meeting or exceeding local, state and federal emission regulatory guidelines while saving money on fuel and maintenance costs over the lifecycle of their fleet vehicles and that also have an interest in tangible demonstrations of their GHG-reducing efforts. These targets include:

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

Our Products and Services

Our products and services primarily include purpose-built, zero-emission vehicles and chassis of all sizes manufactured by OEMs, and are marketed, sold, warrantied and serviced through our developing distribution and service network.

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

Customer Service, Support and Training

Our sales team has historically been used as the first point of customer contact for customer support and training.  We are hiring sales personnel and other internal staff currently to support our current and planned operations.

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

Envirotech Electric Vehicles Incorporated ("EEVI")

EEVI is a Canadian company engaged in the design, prototyping and certification of electric components and vehicles, including complete drivetrain systems. Previously, we engaged EEVI to design and supply a series of zero-emission electric Class 3 and 6 trucks, cargo vans and chassis built to our specifications and requirements. The vehicles are initially comprised of a cab, chassis and electric drivetrain system. Any customer can then customize the trucks by adding a box or stake bed to the vehicle in accordance with their needs. We received the first truck and cargo van pursuant to our arrangement with EEVI. As the dealer for EEVI, we submitted additional information to the HVIP Department of CARB and received our HVIP listing in November 2019, which renders the trucks and vans eligible for buy-down funding based on the gross vehicle weight rating ("GVWR").

We also own certain rights under an Exclusive Supply Agreement entered into with EEVI (the “Exclusive Distribution Agreement”). Pursuant to the Exclusive Distribution Agreement, EEVI appointed us as the exclusive distributor of all of EEVI’s products in the United States on the terms and subject to the conditions set forth therein. Unless earlier terminated in accordance with the terms thereof, the Exclusive Distribution Agreement will remain in effect for a term expiring on December 17, 2070. The Exclusive Distribution Agreement provides us certainty of product supply and consistency of design between different classes or type of vehicles; allows us to license the products to third party resellers, distributors and others which should enhance our ability to sell vehicles and permits us to use trademarks associated with the vehicles, all of which we believe is very advantageous to executing our business plan.

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

Backlog

As of December 31, 2023, we had a backlog of 5 zero-emission Class 4 trucks and 19 zero-emission Class 4 cargo vans, which consists of unfilled firm orders for products undersigned contracts with customers.

Employees

As of December 31, 2023, we had 14 employees in total, which are all full-time employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

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

Governmental Programs and Incentives

We believe that the availability of government subsidies and incentives currently is an important factor considered by our customers when purchasing vehicles that utilize our technology, and that our growth depends in part on the availability and amounts of these subsidies and incentives. This is especially true over the next five to ten years. With the federal government allocating $5 billion for the Clean School Bus Program, another $5 billion for the National Electric Vehicle Infrastructure program, $3 billion over 5 years to establish a new grant program to install electrified equipment and reduce emission at ports and federal tax incentives, there are significant funds available to purchase electric vehicles.

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

Clean School Bus Program

The EPA's Clean School Bus program provides funding to eligible applicants for the replacement of existing school buses with clean, alternative fuel school buses or zero-emission school buses. EPA may award up to 100% of the cost of the replacement bus, charging equipment, or fueling infrastructure. Eligible applicants are school districts, state and local government programs, federally recognized Native American tribes, non-profit organizations, and eligible contractors.

Heavy-Duty Zero Emission Vehicle ("ZEV") and Infrastructure Grants

By the early spring of 2024, the EPA is expected to create a grant program for heavy-duty ZEVs and associated infrastructure. Grant award amounts vary and may cover up to 100% of total project costs. The Inflation Reduction Act invests $1 billion to replace dirty heavy-duty vehicles with clean, zero-emission vehicles, support zero-emission vehicle infrastructure, and to train and develop workers. The EPA will be distributing this $1 billion in funding for clean heavy-duty vehicles between now and 2031. $400 million is designated for communities in nonattainment areas.

Diesel Emissions Reduction Act ("DERA")

The EPA established the DERA Program to reduce pollution emitted from diesel engines through the implementation of varied control strategies and the involvement of national, state, and local partners. DERA includes programs for existing diesel fleets, regulations for clean diesel engines and fuels, and regional collaborations and partnerships.

Other State Incentives

Most state provides a variety of electric vehicle incentives, as well as private enterprises incentives. The states with the most significant state-specific incentives include California, New Jersey, New York and Massachusetts.

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

Company Information

We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website is www.evtvusa.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report.

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

●	Our dependence on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us;

●	The possibility that the facilities or operations of our third-party providers could be damaged or adversely affected as a result of disasters or unpredictable events;

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

We did not generate significant revenues for the years ended December 31, 2023 and 2022, due in part to the combined impact of COVID-19 restrictions and the absence of HVIP funding available to our customers. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and our revenue growth. Our success in implementing our strategy of producing and selling new purpose-built zero-emission vehicles could also slow our revenue growth.

We have a history of losses and we may not achieve and/or sustain profitability in the future.

For the years ended December 31, 2023 and 2022, we incurred net losses of $12.7 million and $43.8 million, respectively. The 2023 and 2022 losses included approximately $5.1 million and $37.1 million of non-cash goodwill impairment charges, respectively. As of December 31, 2023, we had working capital of approximately $10.3 million and accumulated deficit of approximately $64.6 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

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

While we believe that our existing cash and cash equivalents and our working capital as of December 31, 2023 will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. In February 2022, we acquired a US manufacturing facility in Osceola Arkansas that will require additional debt and/or equity capital in order to purchase related equipment and set up production lines which is expected to require up to $80 million of additional investment through 2027.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Our relatively short operating history, recent changes to our business model and the lack of available HVIP funding to assist our customers make it difficult to evaluate our current business and our future prospects. It is difficult to predict our future revenues and appropriately budget for our expenses, although we decreased our operating expenses significantly and have recently increased these expenses as we perceive that the COVID-19 pandemic is subsiding and that customers are willing to move forward with our vehicles. We have limited insight into other trends that may emerge and affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing and developing our products and services. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

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

Public health crises and other global health pandemics, epidemics or disease outbreaks could adversely impact our business, results of operation and financial condition.

A significant public health crisis, pandemic or disease outbreak, such as COVID-19, could adversely impact our business as well as those of our suppliers and customers. For example, the COVID-19 pandemic disrupted the global vehicle industry and customer sales, production volumes, supply of components critical to our business, and purchases of zero-emission electric vehicles by end-consumers. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. The extent to which a pandemic or similar significant health crises will impact our business in the future is uncertain. In addition, to the extent such significant health crises may adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.

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

Acquisitions could also result in dilutive issuances of equity securities and/or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Risks Relating to the Design, Supply and Manufacturing of our Products

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

In addition, the impact of the COVID-19 pandemic disrupted the global supply chain, which adversely impacted our ability and that of our manufacturing partners to procure the components needed to produce our vehicles on terms acceptable to us and resulted in delays in the delivery of our products to customers. If we are unable to effectively address such challenges and mitigate the potentially negative impacts of the pandemic and related supply chain disruptions on our business, it could result in additional delivery delays and canceled orders, reduced demand for our products and solutions, and adversely affect our customers’ ability to pay for our products and solutions.

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

The ability of our suppliers to scale their manufacturing and assembling processes is in part dependent on ours and their supply chain and on our collective ability to execute our decentralized production strategy. Even if we and our suppliers are successful in developing our high-volume manufacturing and assembly capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including, as a result of factors beyond our control, such as problems with suppliers and vendors, in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we or our third-party suppliers integrate into may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we or our suppliers experience disruptions in our respective supply chains or if we or they cannot obtain materials of sufficient quality at reasonable prices.

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

If we and our suppliers are unable to scale our respective existing assembly processes and systems quickly while maintaining our current quality level, including supply chain constraints and the inability to manage complexity in our business, we may be unable to meet our customers’ vehicle quality and quantity requirements or our forecasted production schedule or lower our cost of sales. As a result, we may not be able to meet our customers’ delivery schedules and could face the loss of customers or be exposed to liability to customers to which we promised delivery, which could adversely affect our business, prospects, financial condition and operating results.

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

Risks Relating to the Legal and Regulatory Matters

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

Our management has determined that our disclosure controls were not effective as of December 31, 2023. If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles un the U.S. ("GAAP") Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer either a “smaller reporting company,” such report must be attested to by our independent registered public accounting firm.

Based on the evaluation required by Section 404 of the Sarbanes-Oxley Act, our management determined that our internal control over financial reporting was not effective as of December 31, 2023, primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the closing of our acquisition of Envirotech Drive Systems, Inc. (:EVT") March 2021, during such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2021, 2022 and 2023.

Although we have yet to fully resolve such deficiencies as of the date of this Annual Report, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above-described deficiencies in the effectiveness of our disclosure controls and procedures.

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

Risks Related to Intellectual Property

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

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results. Furthermore, our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligation.

Risks Related to our Financial Condition

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

As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a 20-year carryforward and, if not utilized, will begin to expire in 2032. Similarly, state NOLs generated for tax years 2018 and after will also have a 20-year carryforward and, if not utilized, will begin to expire in 2038. These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

Federal NOLs generated for tax years beginning with 2018 will carryforward indefinitely due to changes in the Coronavirus Aid, Relief and Economic Security ("CARES") Act of 2020. California tax law has not changed to conform to the new federal law on carryforward of NOLs generated in tax years beginning with 2018.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As discussed elsewhere in this report, the acquisition of EVT resulted in their shareholders owning approximately 56% of the Company’s outstanding shares at the closing date of the acquisition, which is an ownership change under Section 382. As a result, the future utilization of the ADOMANI, Inc. NOL carryforwards will be limited to a number of factors, which cannot be calculated at this time.

Following the completion of the our acquisition of EVT, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVT in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The Company recognized a full valuation allowance for all deferred tax assets for the years ended December 31, 2023 and December 31, 2022.

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

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. We are particularly subject to fluctuations as reported on the Nasdaq Stock Market LLC ("Nasdaq"). During the period January 1, 2023 through December 31, 2023, the closing price of a share of our common stock reached a high of $3.92 and a low of $1.03, with daily trade volumes reaching a high of 291,200 and a low of 1,500. During the period January 1, 2022 through December 31, 2022, the closing price of a share of our common stock reached a high of $7.40 and a low of $1.98, with daily trade volumes reaching a high of 430,809 and a low of 2,476. During the year ended December 31, 2021, the closing price of a share of our common stock reached a high of $16.20 and a low of $3.80, with daily trade volumes reaching a high of 351,028 and a low of 3,594. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.  CYBERSECURITY

Risk Management and Strategy

Our risk management strategy comprises of ensuring access controls are in place to prevent unauthorized users from accessing our systems. Our systems are completely cloud-based and our providers have their own security protocols to assist us. We retain audit logs and login records for review, and we use multifactor authentication and username/password management for all of our systems.

Governance

Our cybersecurity program is overseen by our Executive team comprising of the Executive Vice President and the Chief Financial Officer. An experienced information technology personnel identifying, assessing, monitoring, managing and communicating the Company’s cybersecurity risks. In the event of a cybersecurity threat, the IT personnel assesses the threat and determines the course of action to eliminate the threat. Depending on the circumstances, such threat is communicated to the executive team and if warranted to the Audit Committee for further action.

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

In March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 and a rental commencement of September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States.

Item 3.  LEGAL PROCEEDINGS

The information set forth under Note 12 to our consolidated financial statements contained in Item 8, Part II of this Annual Report is incorporated herein by reference.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq market under the symbol “EVTV.”

Holders

As of March 22, 2024, we had approximately 157 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None

Repurchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I of this Annual Report.

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

For the years ended December 31, 2023 and 2022, respectively, we generated sales revenue of approximately $2.9 million and $4.5 million, respectively, and our net losses were $12.7 million and $43.8 million, respectively. The 2023 loss includes approximately $6.4 million of non-cash expenses, including a goodwill impairment charge of approximately $5.1 million.

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

Goodwill Impairment Charge

In accordance with ASC 350-20 "Intangibles-Goodwill and Other - Goodwill", an impairment test is required at least annually or when a triggering event occurs. An impairment charge is recorded when our fair value is less than the carrying value of our net assets.

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2023 and 2022.

Results of Operations

The following discussion compares operating data for the year ended December 31, 2023 to the data for the year ended December 31, 2022:

Sales

	Year Ended December 31,
	2023	2022	$ Change	% Change
Sales	$2,862,853	$4,504,621	$(1,641,768)	-36%

Sales were approximately $2.9 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022. Sales for the year ended December 31, 2023 consisted of 24 logistic cargo vans sold primarily to customers in New Jersey and California through the states incentives programs, 2 cab and chassis trucks sold to other customers. Sales for the year ended December 31, 2022 consisted of 58 logistics cargo vans and trucks sold primarily to customers in New Jersey who utilized vouchers from the NJ ZIP program, 5 cab and chassis trucks sold to FAR distributors and other customers and three used buses. Sales decreased primarily due to, among other things, less favorable market demand.

Cost of Goods Sold

	Year Ended December 31,
	2023	2022	$ Change	% Change
Cost of goods sold	$1,857,273	$2,772,673	$(915,400)	-33%

Cost of sales related to the sales revenue described above were approximately $1.86 million for the year ended December 31, 2023, which resulted in gross profit of $1.01 million and a gross margin percentage of 35%, compared to approximately $2.7 million for the year ended December 31, 2022, which resulted in gross profit of $1.73 million and a gross margin percentage of 38%. The decrease in gross margin percentage was primarily due to higher outbound freight costs in 2023 compared to the same period in 2022.

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
General and administrative	$8,171,344	$7,996,906	$174,438	2%
Consulting	213,930	339,505	(125,575)	-37%
Research and Development	236,181	149,912	86,269	158%
Goodwill impairment charge	5,098,784	37,093,047	(31,994,263)	N/A
Total operating expenses, net	$13,720,239	$45,579,370	$(31,859,131)	451%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$1,322,577	$1,614,845	$(292,268)	(18)%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $8,171,344, compared to $7,996,906 for 2022 General and administrative expenses increased slightly by $174,438 primarily due to higher payroll costs due to additional hiring of certain key management positions and higher rent expense due to our Philippines warehouse that was rented starting in 2023, partially offset by lower bad debt expense and stock-based compensation expense.

Consulting

Consulting expenses were $213,930 for the year ended December 31, 2023, as compared to $339,505 for 2022, The decrease in consulting expenses was primarily due to a decrease in costs related to public affairs consulting, partially offset by increased search costs for key employees.

Research and Development

Research and development expenses were $236,181 for the year ended December 31, 2023, compared to $149,912 for the year ended December 31, 2022. The increased expense in 2023 was due to the development of new product lines.

Goodwill Impairment Charge

Based on the annual impairment test, we recorded a non-cash goodwill impairment charge of $5,098,784 and $37,093,047 as of December 31, 2023 and December 31, 2022, respectively.

Other Income (Expense)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest income, net	$34,835	$45,026	$(10,191)	(23)%
Other (expense) income, net	(4,155)	(1,764)	(2,391)	136%
Total other income	$30,680	$43,262	$(12,582)	(29)%

Interest income, net consists primarily of interest earned on short-term investments, partially offset by interest expense on debt. Interest income, net decreased by $10,191 in 2023 compared to 2022, primarily due to lower balances on our short-term investments during 2023.

Other (expense) income, net consists of miscellaneous non-operating items.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $456,719 and working capital of $10,282,613. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our present operations during the next 12 months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

In February 2022, we moved into an approximately 580,000 square foot facility in Osceola, Arkansas. This facility is the site of our state-of-the-art manufacturing facility and new corporate offices. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require up to $80 million of additional investment through 2027. Investments and employee hiring requirements over the next 10 years will provide an opportunity for us to obtain local tax incentives granted to the Company of up to $27 million, provided that the qualifying expenditures are made. We are not currently contractually obligated to make the expenditures.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities	$(4,245,100)	$(7,432,087)
Cash flows provided by (used in) investing activities	2,306,833	5,507,719
Cash flows (used in ) provided by financing activities	(430,481)	(156,690)
Net change in cash, restricted cash and cash equivalents	$(2,368,748)	$(2,081,058)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $4,245,100, primarily due to a net loss of $12,683,979, partially offset by changes in operating assets and liabilities, net of $1,857,884 and non-cash operating charges of $6,580,995, of which $5,098,784 was related to a non-cash goodwill impairment charge and $1,322,577 was related to non-cash stock-based compensation expense. The changes in operating assets and liabilities, net was due to an increase in accounts receivable of $1,360,660 as cash collections outpaced sales, a decrease of $1,529,545 in inventory deposits, a decrease in prepaid expenses of $298,798, an increase in accounts payable of $111,838 partially offset by an increase in inventory of $1,159,267 as we ramp up for future growth in sales, an increase in other non-current assets of $72,230, an increase in other current assets of $21,806 and a decrease in accrued liabilities of $189,654.

Net cash used in operating activities for the year ended December 31, 2022 was $7,432,087, primarily due to a net loss of $43,804,160 and changes in operating assets and liabilities, net of $2,668,276, partially offset by non-cash operating charges of $39,040,349, of which $37,093,047 was related to a non-cash goodwill impairment charge and $1,614,845 was related to stock-based compensation expense. The changes in operating assets and liabilities, net was due to an increase in inventory of $1,820,785, an increase in accounts receivable of $890,880, a decrease in accrued liabilities of $305,065, an increase in inventory deposits of $326,854  and a decrease in other non-current liabilities of $2,427, partially offset by an increase in accounts payable of $365,284 and a decrease in prepaid expenses of $325,638 and an increase in other assets of $143,270.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 was $2,306,833, primarily due to the sale of our marketable securities of $2,342,643, partially offset by $35,810 of capital expenditures. Net cash provided by investing activities during the year ended December 31, 2022 was $5,507,719, primarily due to the net sale of our marketable securities of $5,676,302, partially offset by $168,583 of capital expenditures.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023 was $430,481 as a result of repayment of certain notes payable. Net cash used by financing activities during the year ended December 31, 2022 was $156,690, primarily from the issuance of common stock of $120,000, partially offset by payments on notes payable of $276,690.

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on December 31, 2023 and the line of credit was closed in 2023.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will begin increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the consolidated financial statements in Item 8 of this Annual Report, we have no contractual obligations.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. No critical accounting policies existed at December 31, 2023.

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

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Certified Public Accountants and Advisors
A PCAOB Registered Firm
817-721-0341 bartoncpafirm.com Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Envirotech Vehicles, Inc. and its Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Envirotech Vehicles, Inc. and its Subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Envirotech Vehicles, Inc. and its Subsidiaries as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Envirotech Vehicles, Inc. and its Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Envirotech Vehicles, Inc. and its Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter: As of December 31, 2023, the Company’s goodwill was $9,583,836. As disclosed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. In the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $5,098,784 as disclosed in Note 2 to the consolidated financial statements.

Auditing management’s quantitative impairment test for goodwill was complex and judgmental due to the significant estimation required to determine the fair value of a reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average costs of capital, revenue growth rates, operating margins, working capital and terminal value, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit: We performed substantive procedures which included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) testing the completeness, accuracy and relevance of the data used in estimating the fair value of the reporting units; and (iii) evaluating the reasonableness of the significant assumptions used by management.

We have served as Envirotech Vehicles, Inc. and its Subsidiaries’ auditor since 2023.

Cypress, Texas
March 28, 2024

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$456,719	$2,765,068
Restricted cash	—	60,399
Marketable securities	—	2,336,402
Accounts receivable, net of allowance of $20,929 and $271,218, respectively,	692,102	2,073,691
Inventory, net	6,830,593	5,671,326
Inventory deposits	3,300,388	4,829,933
Prepaid expenses	614,238	445,963
Other current assets	162,119	156,457
Total current assets	12,056,159	18,339,239
Property and equipment, net	320,687	368,461
Right-of-use asset	538,932	—
Goodwill	9,583,836	14,682,620
Other non-current assets	153,555	93,369
Total assets	$22,653,169	$33,483,689
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$760,802	$603,744
Accrued liabilities	452,236	652,528
Operating lease liability - short-term	291,263	—
Notes payable - current	269,245	215,766
Total current liabilities	1,773,546	1,472,038
Long-term liabilities
Operating lease liability - long-term	235,625	—
Notes payable - long-term	10,420	16,671
Total liabilities	2,019,591	1,488,709
Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,171,748 and 15,021,088 issued and outstanding as of December 31, 2023 and 2022, respectively	152	150
Additional paid-in capital	85,245,925	83,923,350
Accumulated deficit	(64,612,499)	(51,928,520)
Total stockholders’ equity	20,633,578	31,994,980
Total liabilities and stockholders’ equity	$22,653,169	$33,483,689

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Sales	$2,862,853	$4,504,621
Cost of sales	1,857,273	2,772,673
Gross profit	1,005,580	1,731,948
Operating expenses:
General and administrative	8,171,344	7,996,906
Consulting	213,930	339,505
Research and development	236,181	149,912
Goodwill impairment charge	5,098,784	37,093,047
Total operating expenses, net	13,720,239	45,579,370
Loss from operations	(12,714,659)	(43,847,422)
Other income (expense):
Interest income, net	34,835	45,026
Other (expense) income, net	(4,155)	(1,764)
Total other income	30,680	43,262
Loss before income taxes	(12,683,979)	(43,804,160)
Income tax expense	—	—
Net loss	$(12,683,979)	$(43,804,160)
Net loss per share to common stockholders:
Basic and diluted	$(0.84)	$(2.92)
Weighted shares used in the computation of net loss per share:
Basic and diluted	15,061,945	14,991,837

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	14,912,189	$149	$81,866,075	$(8,124,360)	$73,741,864
Common stock issued for cash	50,000	1	119,999	—	120,000
Common stock issued for litigation settlements accrued in 2021	58,899	—	322,431	—	322,431
Stock based compensation	—	—	1,614,845	—	1,614,845
Net loss	—	—	—	(43,804,160)	(43,804,160)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Common stock issued for services rendered by external parties	150,660	2	99,998	—	100,000
Unearned compensation issued to external party	—	—	(100,000)	—	(100,000)
Stock based compensation	—	—	1,322,577	—	1,322,577
Net loss	—	—	—	(12,683,979)	(12,683,979)
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,683,979)	$(43,804,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,801	97,242
Provision for bad debt	20,929	245,219
Stock based compensation expense	1,322,577	1,614,845
Goodwill impairment charge	5,098,784	37,093,047
Other	9,904	(10,004)
Changes in assets and liabilities:
Accounts receivable	1,360,660	(890,880)
Inventory	(1,159,267)	(1,820,785)
Inventory deposits	1,529,545	(326,854)
Prepaid expenses	298,798	325,638
Other current assets	(21,806)	(156,457)
Other non-current assets	(72,230)	143,270
Accounts payable	111,838	365,284
Accrued liabilities	(189,654)	(305,065)
Other non-current liabilities	—	(2,427)
Net cash used in operating activities	(4,245,100)	(7,432,087)
Cash flows from investing activities:
Purchase of property and equipment, net	(35,810)	(168,583)
Purchases of marketable securities	—	(3,942,940)
Proceeds from sales and maturities of marketable securities	2,342,643	9,619,242
Net cash provided by investing activities	2,306,833	5,507,719
Cash flows from financing activities:
Proceeds from issuance of common stock	—	120,000
Principal repayments on debt	(430,481)	(276,690)
Net cash used in financing activities	(430,481)	(156,690)
Net change in cash, restricted cash and cash equivalents	(2,368,748)	(2,081,058)
Cash, restricted cash and cash equivalents at the beginning of the period	2,825,467	4,906,525
Cash, restricted cash and cash equivalents at the end of the period	$456,719	$2,825,467
Supplemental cash flow disclosures:
Cash paid for interest expense	$14,997	$16,338
Non-cash investing and financing activities:
Common stock issued in litigation settlements accrued in previous years	$—	$322,431
Common stock issued for services rendered	$2	$—
Notes payable issued to finance prepaid insurance	$467,074	$439,087
Notes payable issued to finance purchase of property and equipment	$—	$25,007

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

On March 30 2023, the Company entered into an agreement with  Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of  July 1, 2023 ("turnover date") and a rental commencement date of  September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence both in the region and the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation—The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States (“GAAP”).

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Accounting Standards Codification (“ASC”) 820, Fair Value Measurement ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2023, eight customers accounted for approximately 75 percent of the annual revenue recorded. At December 31, 2022, three customers accounted for approximately 43 percent of the annual revenue recorded. The Company had accounts receivable, net of $692,102 and $2,073,691 on December 31, 2023 and December 31, 2022, respectively.

In applying ASC 606, the Company is required to:

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

Other revenue for the years ended December 31, 2023 and December 31, 2022 were $29,605 and $36,320 respectively, and primarily included safety inspection and document fees for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced. The Company has therefore not provided any additional disaggregation information, as all other revenue relates to the sale of vehicles as discussed above.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value.

Restricted Cash—The Company classifies certain bank balances as restricted cash as these balances are required to support certain minor activities. See Concentration of Credit Risk below in this Note. The Company had $0 and $60,399 of restricted cash at December 31, 2023 and December 31, 2022, respectively.

Short-term Investments—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company also invests in bank certificates of deposit. The Company classifies these short-term investments as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. These securities had original maturity dates ranging from 158 days to 200 days, and at December 31, 2023, the Company had $0 investments in such securities. At December 31, 2022, the aggregate amount of the Company’s investments in marketable securities was $2,336,402. These securities had original maturity dates ranging from 143 days to 364 days, and at December 31, 2022, the remaining maturity dates on these securities ranged from 1 to 90 days.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to nine months from the date of request before being received. The Company estimates its allowance for doubtful accounts using an aging schedule, including a review of customers who may have a likelihood of default. A percentage is applied to the respective portfolio of customers which are grouped by how long their balance has been outstanding. This percentage represents an estimate of credit losses for the remaining estimated life of the accounts receivable balances and is estimated using historical experience, current conditions and reasonable and supportable forecasts that generally applies to accounts receivables, which are measured at amortized costs. The Company had trade accounts receivable of $713,031 and an allowance for doubtful accounts of $20,929 at December 31, 2023. The Company had trade accounts receivable of $2,344,909 and an allowance for doubtful accounts of $271,218 as of December 31, 2022. The Company did have a concentration of customers: four customers’ balances account for approximately 90 percent of the outstanding accounts receivable for the year ended December 31, 2023. If the Company is unable to collect from these customers, the Company's write-offs will significantly increase and the write-offs may have a material adverse impact on the Company's financial condition. However, the Company does not believe the receivables balance from these customers represents a significant risk based on past collection experience. At December 31, 2022, three customers’ balances account for approximately 37 percent of the outstanding accounts receivable; for the year ended December 31, 2022

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or net realizable value, uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,843,022 as of December 31, 2023 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to support in the future, resulting in a net inventory balance of $6,830,593 at  December 31, 2023. The Company had finished goods inventory on hand of $5,683,755 as of  December 31, 2022 and recorded an inventory valuation allowance of $12,429 resulting in a net inventory balance of $5,671,326 as of December 31, 2022.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Consolidated Balance Sheets. Upon completion of production, acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $3,300,388 and $4,829,933 as of December 31, 2023 and December 31, 2022, respectively. Deposits paid to one vendor accounted for 99 percent of the deposits outstanding at December 31, 2023. Deposits paid to three vendors accounted for 70 percent of the deposits outstanding at December 31, 2022.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Envirotech Drive Systems, Inc. ("EVT") previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. A full valuation allowance is recorded at December 31, 2023 and December 31, 2022.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2023 and 2022, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2023, 1,207,888 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As of December 31, 2022, 608,266 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,4202,417 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. Stock options and warrants were not included in the diluted weighted average number of shares outstanding for the years ended December 31, 2023 and 2022, as the effect would be anti-dilutive.

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

The Company’s bank requires compensating balances, which are reported as Restricted Cash on the Company's Consolidated Balance Sheets as disclosed above, for a subsidiary’s potential lease exposure and for the Company’s credit card limit, resulting in restricted cash of $0 and approximately $60,399 at December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  December 31, 2023 and December 31, 2022, respectively.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. In 2023, the Company conducted two impairment test: (1) due to a triggering event that occurred during the quarter of 2023 and (2) the annual impairment test. Based on the impairment tests, which predominantly utilized the Company's quoted market price and the number of outstanding shares at the end of the periods as inputs, the Company recorded a non-cash goodwill impairment charge of $5,098,784 and $37,093,047 as of December 31, 2023 and December 31, 2022, respectively. See Note 3 - Goodwill.

Research and Development ("R&D")—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. R&D expenses were $236,181 and $149,912 for the years ended December 31, 2023 and December 31, 2022, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options and restricted shares and stock options to external consultants, to be recognized in the financial statements based on their grant date fair values using the Black-Scholes option pricing model for stock options and the closing market price on the date of the award for restricted shares and are recognized as compensation expense ratably over the requisite service period, which is generally the awards' vesting period. The Company recorded non-cash stock-based compensation expense of $1,322,577 and $1,614,845 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Leases—The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 13 - Leases.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Recent Accounting Pronouncements—Currently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

3. Goodwill

The Company conducted two impairment tests in 2023: (1) during the first quarter when a triggering event occurred and (2) at year-end during its annual impairment test. in accordance with ASC 350-20, Goodwill. The Company conducted its annual impairment test in 2022. As a result of these tests, the Company recorded goodwill impairment charges of $5,098,784 and $37,093,047 for the years ended December 31, 2023 and December 31, 2022, respectively.

The following table presents a reconciliation of the carrying amount of goodwill for the year ended December 31, 2023:

Balance at January 1, 2022	$51,775,667
Impairment charge	(37,093,047)
Balance at December 31, 2022	$14,682,620
Goodwill impairment charge	(5,098,784)
Balance at December 31, 2023	$9,583,836

4. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$56,646	$56,646
Leasehold improvements	136,847	122,711
Machinery & equipment	172,527	165,753
Vehicles	297,940	252,724
Test/Demo vehicles	30,685	15,784
Total property and equipment	694,645	613,618
Less accumulated depreciation	(373,958)	(245,157)
Net property and equipment	$320,687	$368,461

Depreciation expense was $128,801 and $97,242 for the years ended December 31, 2023 and 2022, respectively.

5. Income Taxes

The cumulative estimated net operating loss (“NOL”) carry-forward is $44,188,133 and $37,312,984 at December 31, 2023 and 2022, respectively. $29,810,794 of this carry-forward may be carried forward indefinitely while $14,377,339 is subject to expiration over a 20-year period. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2023	2022
Tax effected net operating loss	$1,361,609	$1,169,392
Deferred tax asset attributable to:
Net operating loss carryover	7,917,898	6,666,335
Research and development tax credit carryforward	274,891	274,891
Sub-total	9,554,398	8,110,618
Valuation allowance	(9,554,398)	(8,110,618)
Net deferred tax asset	$—	$—
Cumulative NOL	$44,188,133	$37,312,984

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2022 for the Envirotech Vehicles, Inc losses, and includes the years 2014 through 2020 for EVT, as the 2021 EVT loss is included in the consolidated Envirotech Vehicles, Inc. loss. Because a change in ownership occurred as a result of the Company’s acquisition of EVT pursuant to a merger of a wholly owned subsidiary of the Company with and into EVT, with EVT surviving the Merger as a wholly-owned subsidiary of the Company, net operating loss carryover will be limited as to use in future years. Federal tax returns for tax years since 2020 are still open for examination by the Internal Revenue Service.

6. Notes Payable

On June 15, 2021, the Company entered into an equipment financing agreement with Navitas Credit Corp. in connection with the purchase of certain inventory management software. The $63,576 loan is payable over twenty-four months, beginning in July 2021, with monthly payments of $2,649. The balance of this note is $0 and $13,245 on December 31, 2023 and December 31, 2022, respectively.

On August 10, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 48 months, beginning in August 2022, with required monthly payments of $521. The balance of this note is $16,671 and $22,923 on December 31, 2023 and December 31, 2022, respectively. On December 31, 2023, $6,252 is classified as Notes Payable - current and $10,420 is classified as Notes Payable - long term on the Company's Consolidated Balance Sheets. On December 31, 2022, $6,252 is classified as Notes Payable - current and $16,671 is classified as Notes Payable - long term on the Company's Consolidated Balance Sheets.

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

Effective June 15, 2022, the Company entered into a premium financing agreement with First Insurance Funding to finance certain insurance coverage. The $225,000 loan is payable over nine months, beginning in July 2022, and bears interest at 5.8% with monthly payments of $25,608. The balance of this note is $0 on December 31, 2023. The balance of this note is $76,087 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets on December 31, 2022.

Effective August 20, 2022, the Company entered into a second premium financing agreement with First Insurance Funding to finance other insurance coverages. The $214,088 loan is payable over nine months, beginning in September 2022, and bears interest at 6.3% with monthly payments of $24,416. The balance of this note is $0 on December 31, 2023. The balance of this note is $120,182 and is classified as Notes Payable - Current on the Company's Consolidated Balance Sheets on December 31, 2022.

Effective  August 20, 2023, the Company entered into a third premium financing agreement with First Insurance Funding to finance other insurance coverages. The $467,074 loan is payable over nine months, beginning in  September 2023, and bears interest at 8.2% with monthly payments of $53,675. The balance of this note is $262,993 on December 31, 2023 and is classified as Notes-Payable - current on the Company's Consolidated Balance Sheets.

The following table depicts the future annual minimum principal payments as of December 31, 2023:

Amount
2024	$269,245
2025	6,252
2026	4,167
Total payments	$279,664

7. Common Stock

The Company has 5,000,000 authorized preferred stock with $0.00001 par value per share on December 31, 2023 and December 31, 2022. There was no outstanding preferred stock on December 31, 2023 and December 31, 2022.

The Company has 350,000,000 authorized common stock of which 15,171,748 and 15,021,088 were outstanding on December 31, 2023 and December 31, 2022, respectively. The par value of the Company's common stock is $0.00001. 150,660 shares of the Company's common stock were issued during 2023 to external parties in conjunction with certain services rendered during the period.

8. Stock Warrants

The Company’s outstanding warrants as of December 31, 2023 are summarized as follows, and all were exercisable at that date:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	1.08
Outstanding warrants expiring May 7, 2026	958,334	$20.00	2.35
Outstanding warrants on December 31, 2023	1,389,584	$17.43	1.93

The warrants issued contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled.

As of December 31, 2023 and 2022, the outstanding warrants have no intrinsic value.

9. Stock Options and Restricted Shares

Stock Options

The following is a summary of stock option activity under the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	338,500	$8.40	6.98
Options Granted during 2022:
Options Granted at $2.00 Exercise Price	250,000	$2.00
Options Granted at $2.40 Exercise Price	90,893	$2.40
Options Granted at $3.62 Exercise Price	2,762	$3.62
Options Granted at $9.00 Exercise Price	1,111	$9.00
Exercised	(50,000)	$2.40
Canceled/Forfeited	(25,000)	$9.00
Outstanding at December 31, 2022	608,266
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	9.05
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.05
Outstanding Options at $3.62 Exercise Price	2,762	$3.62	4.09
Outstanding Options at $9.00 Exercise Price	257,861	$9.00	7.96
Outstanding Options at $26.20 Exercise Price	6,750	$9.00	5.30
Outstanding at December 31, 2022	608,266	$5.30	8.52
Options Granted during 2023:
Options Granted at $2.65 Exercise Price	15,000	$2.65
Options Granted at $2.10 Exercise Price	588,495	$2.10
Options expired at $9.00 Exercise Price	(1,111)	$9.00
Options expired at $3.62 Exercise Price	(2,762)	$3.62
Outstanding at December 31, 2023	1,207,888
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	8.02
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.05
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	7.96
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.30
Options Granted at $2.65 Exercise Price	15,000	$2.65	9.29
Options Granted at $2.10 Exercise Price	588,495	$2.10	9.53
Outstanding at December 31, 2022	1,207,888	$3.71	8.53
Exercisable at December 31, 2022	1,196,220	$3.72	8.52

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

On January 31, 2022, the Company’s Compensation Committee granted Christian S. Rodich, the Company’s former Chief Financial Officer, options to purchase 2,762 shares of common stock at an exercise price of $3.62 per share and options to purchase 1,111 shares of common stock at an exercise price of $9.00 per share. The options vest ratably at 1/60th per month over five years and expire on the tenth anniversary of grant. These options were forfeited three months after Mr. Rodich resigned from his employment with the Company.

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

The options granted during 2023 were valued using the Black-Scholes option pricing model, resulting in a weighted average fair market value of approximately $4.71 per option for the years ended December 31, 2023. The weighted average assumptions used in the valuation of the options are summarized in the following table:

2023
Risk-free interest rate	3.98%
Expected volatility	92.1%
Expected option term (years)	9.8
Expected dividend yield	0%

As of December 31, 2023, the outstanding options had $0 intrinsic value. The Company recorded total stock compensation expense of $1,095,199 for the year ended December 31, 2023.

Restricted Shares

During the first quarter of 2023, the Company awarded 85,000 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense $204,850 during the year ended December 31, 2023. These restricted shares were issued as common stock in the third quarter of 2023.

During the fourth quarter of 2023, the Company awarded 65,660 restricted shares to a vendor in exchange for marketing services to be provided over a six-month period. As a result, the Company recorded stock compensation expense $22,528 during the year ended December 31, 2023.,

10. Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of these agreements, the Company recorded rent expense of $93,247 for the year ended December 31, 2023.

The Company has entered into a cancelable month-to-month lease with SRI (the “SRI Office Lease”), pursuant to which EVTDS has leased office and warehouse space in the Porterville, California area for a term that commenced on  January 1, 2020. The monthly rent under the SRI Office Lease is $2,730. The Company recorded rent expense of $13,650 for the year ended December 31, 2023 in connection with this agreement.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI. The Company recorded rent expense of $68,400 for the year ended December 31, 2023 in connection with this agreement. The rent included for a short period in 2023, payments of $8,400 for hangar facilities.

During 2023, the Company reimbursed Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, $81,269 for use of the CEO's personal airplane for certain business-related activities.

During the second quarter of 2023, the Company purchased a vehicle from Phillip W. Oldridge for $45,216, which remains unpaid as of  December 31, 2023.to

The Company also paid 42Motorsports LTD $150,000 for engineering consulting services, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board.

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

In  March 2023, the Company entered into an agreement with Berthaphil  to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. See Note 13 - Leases for further disclosures.

12. Contingencies

Except as set forth below, we know of no material, existing or pending, legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing persons, is an adverse party or has a material interest adverse to our interest.

GreenPower Litigation

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, EVT and certain other companies affiliated therewith. On February 2, 2020, the Company and the other companies affiliated therewith named in the notice of civil claim filed a response to the civil claim in which they denied certain of the allegations. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On or about July 18, 2021, GreenPower and GP GreenPower Industries Inc. (collectively “the GreenPower entities”), filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The pleadings in this lawsuit have not closed and the Company intends to vigorously defend the counterclaim.

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

On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit in the United States District Court for the Central District of California pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. The Company believes that the lawsuit is without merit and intend to vigorously defend the action.

13. Leases

Operating leases

The Company has active operating lease arrangements for office space and warehouse facilities. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. Although these leases have terms that are either month-to-month or terms that are one year or less (with renewal options), the Company concluded in the fourth quarter of 2023 that the term renewal options are reasonably certain to be exercised. As a result of changes in certain circumstances related to some of the Company's short-term leases, the Company was required to classify such leases as operating leases in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such leases during the fourth quarter of 2023.

In  March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of  July 1, 2023 ("turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company till the early part of the fourth quarter of 2023. Therefore, the commencement date  is deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There is a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC Topic 842 and recorded an operating lease liability and a corresponding ROU asset for this lease.

The Company's lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company benchmarked itself against other companies of similar credit ratings and comparable credit quality and derived an incremental borrowing rate to discount each of its lease liabilities based on the remaining lease terms.

ROU assets at December 31, 2023 were $538,932. Short-term and long-term operating lease liabilities were $291,263 and $235,625 at December 31, 2023, respectively.

As required by ASC 842, in conjunction with the Corona, California lease, the Company recognized an operating liability with a corresponding ROU asset of the same amounts based on the present value of the minimum rental payments of such lease. As of  March 31, 2022, the ROU asset and related liability accounts were written off against each other due to the Company leaving the Corona California office and warehouse effective  April 1, 2022 and to Masters taking over the remaining lease obligation for the facility.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2023	2022
Lease expenses
Operating lease expenses	$89,268	$61,380
Short-term lease expenses	$188,921	$167,367
Total lease cost	$278,189	$228,747
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$101,312	$45,767
Weighted-average remaining lease term (in years):
Operating leases	1.70	—
Weighted-average discount rate:
Operating leases	14%	14%

  As of December 31, 2023, future minimum lease payments required under operating leases are as follows:

2024	$346,972
2025	248,873
Total payments	$595,845

14. Subsequent Events

The Company evaluates subsequent events through March 28, 2024, which is the date the financial statements were issued or available to be issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

During the first quarter of 2024, the Company issued 348,889 shares of its common stock for proceeds of $585,500 to various parties. The weighted average issue price per share of common stock sold was approximately $1.68. The proceeds will be used to fund the Company's operations.

The Company also entered into a convertible note agreement for $1,000,000 with an unrelated third-party investor. The origination fee of this note was $99,000. The maturity date of the note is the earlier of the next S- 1 filing or September 30, 2024. The investor is entitled to convert the note into common stock at the greater of $1.50 per share or at 90% of the share price on the maturity date. The investor also has a security interest in the Company's assets in the event of non-payment of the debt.

On March 18, 2024, the Company entered into a Sale and Purchase Agreement (the "Agreement") with PlugD Commercial Electric Leasing and Rentals Inc. ("PlugD"), a Texas-based commercial electric vehicle leasing company. Under the terms of the Agreement, the Company will deliver 200 electric high roof vans and trucks to PlugD for a total of approximately $16.2 million. The sale will take place over the next 13 months.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended (Exchange Act)) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Section 404 of the Sarbanes- Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Once we are no longer a smaller reporting company, such report must be attested to by our independent registered public accounting firm.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective as of December 31, 2023. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2023.

Although we have yet to fully resolve such deficiencies as of the date of this Annual Report, we have engaged, and continue to seek the assistance of additional, experienced accounting professionals with relevant expertise to supplement our efforts and mitigate the negative effects of the above-described material weaknesses.

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

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a1513a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information regarding our executive officers and directors at the date of this report:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	62	Chief Executive Officer, Chairman of the Board and Director
Susan M. Emry	47	Executive Vice President and Corporate Secretary
Franklin Lim	62	Chief Financial Officer
Directors
Melissa Barcellos(1)(2)(3)	40	Director
Michael Di Pietro(1)(2)(3)	69	Director
Terri White Elk(1)(2)(3)	54	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

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

Susan M. Emry, Executive Vice President and Corporate Secretary

Susan M. Emry has served as our Executive Vice President since December 2021 and as a director since January 7, 2022. Mrs. Emry has over 20 years of experience in the transportation, vehicle manufacturing and financial industries. In April 2021, Ms. Emry was appointed to serve as the Company’s Controller. From 2017 until March 2021, Mrs. Emry was a Director, and the President, Chief Financial Officer and Secretary, of Envirotech Drive Systems, Inc. until we acquired that company upon the closing of the Merger. In addition, from 2006 to 2020, Mrs. Emry also served as Chief Financial Officer of Sardo Bus and Coach Upholstery, a company specializing in transit vehicle refurbishment. From 1992 to 2020, Mrs. Emry held various roles of increasing responsibility with Michael Di Pietro, CPA, where she provided management advisory and tax preparation services primarily in the high-net-worth client division.

Franklin Lim, Chief Financial Officer

Mr. Lim, 62, has served as the Company’s Controller since April 2023. From August 2021 to April 2023, he served as the Controller of Arcimoto, Inc. Mr. Lim served as Senior Manager of American Credit Acceptance from July 2019 to July 2021 and Manager of Financial Reporting of Diversey from January 2018 to June 2019. He began his career as an audit and tax consultant with Deloitte and Touche in 1989 and has extensive financial and SEC reporting experience with both large multinational corporations and small to medium enterprises. Mr. Lim has a Master’s Degree in Accountancy from the Weatherhead School of Management at Case Western Reserve University in Ohio and a Bachelor’s Degree with Honors in Business Economics with concentrations in Mathematics and Philosophy from the College of Wooster in Ohio. He is a licensed Certified Public Accountant and has passed both the Certified Management Accountant and Certified in Financial Management Examinations conducted by the Institute of Management Accountants.

Non-Employee Directors

Melissa Barcellos, Director

Melissa Barcellos has served as a director since March 2021. Ms. Barcellos is employed in the mining industry and currently works on Environmental, Social and Governance ("ESG") initiatives that focus on community and indigenous business development including involvement in supply chain and construction. She has experience in the clean technology industry, including international government relations and held economic development positions for over 14 years. Her governance experience includes Chairman of the Board and Director positions on multiple non-profit organizations and being a member of governance, finance, audit and human resources executive committees. She currently sits on the Board of Directors of the Prince George Airport Authority. Ms. Barcellos received a Bachelor of Commerce in Marketing and General Business from the University of Northern British Columbia and obtained a Post Graduate Certificate in Economic Development from the University of Waterloo. Based on these qualifications, the Board believes that Ms. Barcellos is qualified to serve on the Board of Directors.

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

Board Composition and Filling Vacancies

Currently, our board of directors consists of four directors. The authorized number of directors may be changed only by resolution of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with each class holding office for a three-year term. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company or management. Each director serves until such director’s successor is duly elected and qualified or such director’s earlier resignation, death or removal. Our board of directors is responsible for our business and affairs and considers various matters that require its approval.

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

Board Leadership Structure and Board’s Role in Risk Oversight

The Chairman of our board of directors is Phillip W. Oldridge. The Chairman has authority, among other things, to preside over meetings of our board of directors and set the agenda for meetings of our board of directors. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. Because of the addition of the independent members of our board of directors, we currently believe that separation of the roles of Chairman and Chief Executive Officer is not necessary to ensure appropriate oversight by of our board of directors of our business and affairs. However, no single leadership model is right for all companies and at all times. Our board of directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, of our board of directors may periodically review its leadership structure. In addition, our board of directors will hold executive sessions in which only independent directors are present.

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

Our principal sources of risk fall into two categories: (1) financial and (2) product commercialization. The Audit Committee oversees management of financial risks and communications with our independent registered public accounting firm regarding our risk exposures and the actions management has taken to limit, monitor or control such exposures, and our board of directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. Our board of directors also regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks, which could have a material adverse effect on us. Our Nominating and Corporate Governance Committee manages risks associated with the independence of the board of directors, corporate disclosure practices and potential conflicts of interest. While each of our committees is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed about such risks and matters involving significant risk are considered by our board of directors as a whole.

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

The Audit Committee met as a committee seven times during the fiscal year ended December 31, 2023.

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

In carrying out these responsibilities, the Compensation Committee will review all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders. The Compensation Committee met as a committee eight times during the fiscal year ended December 31, 2023.

Compensation Committee Interlocks and Insider Participation

There are not currently, and during the fiscal year ended December 31, 2023, there were not any, interlocks of any of our executive officers or directors serving on the compensation committee or equivalent committee of another entity that has any director or executive officer serving on our Compensation Committee, any of our other committees, or our board of directors.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Ms. Barcellos (Chairperson), Ms. White Elk and Mr. Di Pietro. The Nominating and Corporate Governance Committee operates under a written charter, which is available on our website at www.evtvusa.com.

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

In assessing the composition of our board of directors, the Nominating and Corporate Governance Committee considers the current and anticipated needs of our board of directors, and seeks to maintain an appropriate balance of different business backgrounds, skills and expertise based on the nature and requirements of our business. In evaluating potential director candidates, the Nominating and Corporate Governance Committee considers all relevant information regarding such candidates, including the membership criteria stated above, and whether such candidates would meet the Nominating and Corporate Governance Committee’s objectives for the overall composition of our board of directors, as well as the candidates’ ability and willingness to devote adequate time to the related responsibilities. When appropriate, the Nominating and Corporate Governance Committee will recommend qualified candidates for nomination by our entire board of directors. The Nominating and Corporate Governance met as a committee two times during the fiscal year ended December 31, 2023.

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

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Overview

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2023 and 2022. These executive officers, who include our current principal executive officer and the two most highly-compensated executive officers (other than our principal executive officers), for the year ended December 31, 2023, were:

•	Phillip W. Oldridge, our Chief Executive Officer;

•	Susan M. Emry, our Executive Vice President; and

•	Douglas M. Campoli, our Chief Financial Officer and Treasurer.

We refer to these individuals in this section as our “Named Executive Officers.”

Summary Compensation Table (to update)

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2023 and 2022:

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)		($)
Phillip W. Oldridge	2023	300,000	—	322,073	18,000	(3)	640,073
Chief Executive Officer	2022	300,000	—	947,321	18,000	(3)	1,265,321

Susan M. Emry	2023	200,000	—	144,605	—		344,605
Executive Vice President	2022	200,000	—	667,318	—		867,318

Douglas M. Campoli(2)	2023	186,335	10,000	21,167	—		217,502
Former Chief Financial Officer and Treasurer

(1)

The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)	Mr. Campoli was appointed as Chief Financial Officer and Treasurer on April 17, 2023. The reported salary represents the amount paid to Mr. Campoli from his hire date of April 17, 2023 through December 31, 2023. Under the terms of his offer letter, Mr. Campoli received a signing bonus of $10,000. Mr. Campoli resigned as Chief Financial Officer and Treasurer effective February 23, 2024.
(3)	All other compensation for Mr. Oldridge represents the value of a $1,500 monthly auto allowance paid per the terms of his employment agreement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2023. Our Named Executive Officers did not hold any restricted stock or other awards as of December 31, 2023:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Phillip W. Oldridge	250,000	—		9.00	1/7/2031
Chief Executive Officer	150,000	—		2.00	1/7/2032
	50,000	—		2.40	1/7/2032
	174,257	—		2.10	7/11/2033

Susan M. Emry	100,000	—		2.00	1/7/2032
Executive Vice President	40,893	—		2.40	1/7/2032
	78,238	—		2.10	7/11/2033

Douglas M. Campoli	2,222	7,778	(1)	2.65	1/31/2032
Former Chief Financial Officer

(1)

The options were granted to Mr. Campoli on April 19, 2023, and vest ratably at 1/36th per month over three years from the grant date. The options to Mr. Oldridge and Mrs. Emry were fully vested upon grant.

Compensation Arrangements with Named Executive Officers

Phillip W. Oldridge

Mr. Oldridge is our Chief Executive Officer and chairman of our board of directors. We entered into an employment agreement with Mr. Oldridge, dated as of December 31, 2021 (the “Oldridge Agreement”). Mr. Oldridge’s base salary is $300,000. The auto allowance of $1,500 per month contained in his contract commenced being paid in 2022. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. On July 11, 2023, under the 2017 Plan, we granted Mr. Oldridge options to purchase 174,257 shares of our common stock at an exercise price of $2.10 per share, with an accounting value of $322,073. The options granted on July 11, 2023 vested immediately and expire on the tenth anniversary of the grant date. All options were vested at December 31, 2023.

Susan M. Emry

Mrs. Emry has been our Executive Vice President since December 1, 2021. She was appointed as a member of our board of directors on January 7, 2022. We entered into an employment agreement, dated as of December 31, 2021 (the “Emry Agreement”), with Mrs. Emry, whose base salary is $200,000 per year. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. On July 11, 2023, under the 2017 Plan, we granted Mrs. Emry options to purchase 78,238 shares of our common stock at an exercise price of $2.10 per share, with an accounting value of $144,605. The options granted on July 11, 2023 vested immediately and expire on the tenth anniversary of the grant date. All options were vested at December 31, 2023.

Douglas M. Campoli

Mr. Campoli served as the Chief Financial Officer and Treasurer from April 17, 2023 to February 23, 2024. Mr. Campoli was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.65 per share on April 19, 2023, with an accounting value of $21,167. The options granted on April 19, 2023 vest ratably over 3 years and expire on the tenth anniversary of the grant date.

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

Non-Employee Director Compensation

Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2023, our directors who also served as employees were Mr. Oldridge, our Chief Executive Officer, and Mrs. Emry, our Executive Vice President. Their compensation is addressed above under “Executive Compensation."

We have a formal policy pursuant to which our non-employee directors are eligible to receive equity awards and annual cash retainers as compensation for service on our Board and committees of our Board. The policy currently provides for annual compensation of $12,000 and reimbursement for all directors of reasonable expenses incurred during the course of their performance.

The table below sets forth the compensation earned by each of our non-employee directors during the fiscal year December 31, 2023:

Fees earned or
paid in cash
Name	($)
Terri White Elk	12,000
Michael A. DiPietro	12,000
Melissa Barcellos	12,000

In addition, each non-employee director received 112,000 options (grant date fair value of $207,000) each on July 11, 2023. These options vested immediately.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 14, 2024, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers included in the Summary Compensation Table included in this Annual Report; and

•	all of our directors and executive officers as a group.

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

Applicable percentage ownership in the following table is based on 15,520,637 shares of our common stock outstanding as of March 22, 2024. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after March 22, 2024 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o Envirotech Vehicles, Inc., 1425 Ohlendorf Road, Osceola, AR 72370.

	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Shares
Directors and Executive Officers:
Phillip W. Oldridge(2)	2,046,197	12.0%
Susan M. Emry(3)	655,288	4.1%
Franklin Lim(4)	115,159	*
Melissa Barcellos(5)	233,404	1.5%
Michael A. Di Pietro(6)	147,132	*
Terri White Elk(7)	138,302	*
All directors and executive officers as a group (6 persons)	3,335,482	18.4%
5% Stockholders:
Gerald Douglas Conrod(8)	1,796,282	11.5%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)

Consists of (i) 22,000 shares of our common stock held of record by Phillip W. Oldridge, (ii) 486,609 shares owned indirectly through a family relationship and (iii) 1,537,588 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024.

(3)

Consists of (i) 105,100 shares of our common stock held of record by Susan M. Emry and (ii) 550,188 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024.

(4)	Consists of 115,159 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024.
(5)

Represents (i) 94,293 shares of our common stock held of record by Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, over which Ms. Barcellos has voting and investment control pursuant to a Voting Trust Agreement dated March 20, 2017, (ii) 809 shares of our common stock held of record by Melissa Barcellos and (iii) 138,302 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024.

(6)	Consists of (i) 8,830 shares of our common stock held of record by Michael A. Di Pietro and (ii) 138,302 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024.
(7)	Consists of 138,302 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days after March 22, 2024
(8)

The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by Gerald Douglas Conrod in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, Gerald Douglas Conrod is the beneficial owner of 1,088,192 shares of our common stock and has sole voting and dispositive power over such shares. Mr. Conrod serves as co-trustee of 162315 Family Trust and, in such capacity, shares voting and dispositive power over the 626,840 shares held of record by the trust. Mr. Conrod disclaims beneficial ownership of the shares held by the trust. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) an additional 162,500 shares of our common stock purchased by 162315 Family Trust at the second closing of our previously announced private investment in public equity, or PIPE, transaction, on May 7, 2021, pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020 (the “Purchase Agreement”), that we entered into with certain institutional and accredited investors and pursuant to which, among other things, we sold and issued, and the investors purchased, shares of our common stock and related warrants to purchase additional shares of our common stock in a series of two closings (the “Financing”); and (ii) an additional 81,250 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of the Financing that are exercisable. The address of Gerald Douglas Conrod is 1961 Douglas Street, Victoria, British Columbia, V8T 4K7, Canada.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our directors and Named Executive Officers, which are described in the sections titled “Management” and “Executive Compensation,” below we describe transactions since January 1, 2022 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

As more fully discussed in the audited financial statements of Envirotech Vehicles, Inc. for the years ended December 31, 2023 and 2022 located at Item 8, Part II of this Annual Report, the Company has entered into leases with SRI Professional Services, Incorporated (“SRI”), including the SRI Equipment Leases and the SRI Office Leases. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI.

The Company has also entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. Mr. Oldridge is a director of ABCI.

During the second quarter of 2023, the Company purchased a vehicle from Phillip W. Oldridge for $45,216, which remains unpaid as of  December 31, 2023.

The following table summarizes these related party transactions for the years ending December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
SRI Equipment Leases	$93,247	$93,247
SRI Office Lease	13,650	26,390
Total SRI	106,897	119,637
Vehicles purchased from Phillip W. Oldridge	45,216	—
ABCI Office leases	68,400	33,600
Total	$220,513	$153,237

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Barton CPA, PLLC served as our independent registered public accounting firm for the fiscal year ended December 31, 2023for the fiscal year ended December 31, 2022 .

Independent Registered Public Accounting Firm Fees

The following table shows the fees that were billed for audit and other services during the fiscal years endedDecember 31, 2023 and 2022:

	For the Fiscal Year Ended
	December 31,
	2023	2022
Audit Fees(1)	$245,000	$282,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$245,000	$282,500

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our 2023 Annual Report, and the review of our financial statements included in 2023 quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1
3.3	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8
4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1
4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1
4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1
4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2
4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2
4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7
4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1
4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8
9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1
10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8
10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9
10.4+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15
10.5+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17
10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18
10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
10.8	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1
10.9	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1
10.10	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1
10.12	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1
10.13	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2
10.14	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3
10.15	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4
10.16	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1
10.17+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2
10.18	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1
10.19	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1
10.20	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2
10.21	Agreement and Plan of Merger, dated February 16, 2021, by and among ADOMANI, Inc., EVT Acquisition Company, Inc., and Envirotech Drive Systems, Inc.	8-K	001-38078	2/17/2021	2.1
10.22+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Phillip W. Oldridge.	8-K	001-38078	1/7/2022	10.1
10.23+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Susan M. Emry.	8-K	001-38078	1/7/2022	10.2
10.24+	Offer Letter with Christian S. Rodich dated February 3, 2022	8-K	001-38078	2/8/2022	10.1
16.1	Letter of MaloneBailey, LLP, date August 11, 2023.	8-K	001-38078	8/11/2023	16.1

Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
21.1	Subsidiaries of the Company					X
23.1	Consent of Barton CPA, PLLC, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	[Clawback Policy][68]					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
#

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

*

In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIROTECH VEHICLES INC.

Date: March 28, 2024	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip W. Oldridge, Franklin Lim and Susan M. Emry, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip W. Oldridge	Chief Executive Officer and Director	March 28, 2024
Phillip W. Oldridge	(Principal Executive Officer)

/s/ Franklin Lim	Chief Financial Officer	March 28, 2024
Franklin Lim

/s/ Melissa Barcellos	Director	March 28, 2024
Melissa Barcellos

/s/ Michael Di Pietro	Director	March 28, 2024
Michael Di Pietro

/s/ Terri White Elk	Director	March 28, 2024
Terri White Elk