Form 10-Q
period 2024-03-31
Envirotech Vehicles, Inc.
filed 2024-05-15
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2024 was 16,196,462.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,049,357	$456,719
Accounts receivable, net of allowance of $20,903 and $20,929 respectively	1,025,187	692,102
Inventory, net	7,240,719	6,830,593
Inventory deposits	2,833,631	3,300,388
Prepaid expenses	357,152	614,238
Other current assets	136,680	162,119
Total current assets	12,642,726	12,056,159
Property and equipment, net	309,452	320,687
Right-of-use asset	467,320	538,932
Goodwill	9,583,836	9,583,836
Other non-current assets	160,157	153,555
Total assets	$23,163,491	$22,653,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,142	$760,802
Accrued liabilities	646,993	452,236
Operating lease liability - short-term	303,967	291,263
Options liability, at fair value	1,443,835	—
Convertible note, at fair value	1,027,067	—
Notes payable - current	112,518	269,245
Total current liabilities	4,494,522	1,773,546
Long-term liabilities
Operating lease liability - long-term	155,015	235,625
Notes payable - long-term	8,857	10,420
Total liabilities	4,658,394	2,019,591

Stockholders’ equity (deficit):
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,520,637 and 15,171,748 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	155	152
Additional paid-in capital	87,649,804	85,245,925
Accumulated deficit	(69,144,862)	(64,612,499)
Total stockholders’ equity	18,505,097	20,633,578
Total liabilities and stockholders’ equity	$23,163,491	$22,653,169

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Sales	$810,490	$523,199
Cost of sales	502,271	404,836
Gross profit	308,219	118,363
Operating expenses
General and administrative	3,194,251	2,165,532
Consulting	—	174,809
Research and development	70,265	70,888
Total operating expenses, net	3,264,516	2,411,229
Loss from operations	(2,956,297)	(2,292,866)
Other (expense)/income:
Interest (expense) income, net	(6,143)	32,153
Unrealized loss on financial instruments at fair value	(1,569,927)	—
Other expense	4	(7,195)
Total other (expense)/income	(1,576,066)	24,958
Loss before income taxes	(4,532,363)	(2,267,908)
Income tax expense	—	—
Net income loss	$(4,532,363)	$(2,267,908)
Net loss per share to common stockholders:
Basic and diluted	$(0.29)	$(0.15)
Weighted shares used in the computation of net loss per share:
Basic and diluted	15,375,051	15,021,088

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and 2023

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578
Common stock issued for cash	348,889	$3	$585,496		585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—		(4,532,363)	(4,532,363)
Balance, March 31, 2024	15,520,637	$155	$87,649,804	$(69,144,862)	18,505,097

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	$29,814,216

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,532,363)	$(2,267,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,212	28,984
Unrealized loss on marketable securities	—	7,195
Unrealized loss on financial instruments at fair value	1,569,927	—
Stock based compensation expense	1,818,383	87,144
Changes in assets and liabilities:
Accounts receivable	(333,085)	184,177
Inventory	(410,126)	(62,095)
Inventory deposits	466,757	(339,939)
Prepaid expenses	257,086	161,495
Other current assets	25,439	(33,337)
Other non-current assets	65,010	—
Accounts payable	171,363	280,297
Accrued liabilities	207,437	(294,676)
Other liabilities	(80,611)	—
Net cash used in operating activities	(735,571)	(2,248,663)
Cash flows from investing activities:
Purchase of property and equipment, net	—	(19,481)
Sale of marketable securities	—	1,329,599
Net cash provided by investing activities	—	1,310,118
Cash flows from financing activities:
Proceeds from issuance of common stock	585,499	—
Proceeds from issuance of convertible note	901,000	—
Principal repayments on debt	(158,290)	(157,329)
Net cash provided (used in) by financing activities	1,328,209	(157,329)
Net change in cash, restricted cash and cash equivalents	592,638	(1,095,874)
Cash, restricted cash and cash equivalents at the beginning of the period	456,719	2,825,467
Cash, restricted cash and cash equivalents at the end of the period	$1,049,357	$1,729,593
Supplemental cash flow disclosures:
Cash paid for interest expense	$4,299	$—
Capital expenditures unpaid at March 31, 2024	$27,977	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of  March 31, 2024 and the consolidated results of operations for the three months ended March 31, 2024 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Envirotech Vehicles, Inc.'s audited financial statements for the years ended  December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments.  Fair Value Measurements ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:         Observable inputs such as quoted prices in active markets;

Level 2:         Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:         Unobservable inputs that are supported by little or no market data and that require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the convertible note and options liability disclosed in Note 4 - Debt, in which the Company has elected the fair value option.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At March 31, 2024, the Company did have a concentration of customers; eight customers’ balances account for approximately 93 percent of the outstanding accounts receivable. Five customers accounted for 100 percent of the reported revenue for the three months ended March 31, 2024. The Company had accounts receivable, net of $1,025,187 and $692,102 on  March 31, 2024 and  December 31, 2023, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had zero restricted cash at  March 31, 2024 and at December 31, 2023, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. At March 31, 2024, the aggregate amount of the Company’s investments in marketable securities was zero. Investments in marketable securities at  December 31, 2023 were zero.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,046,090 as of  March 31, 2024 and a recorded allowance for doubtful accounts of $20,903, resulting in a net trade accounts receivable balance of $1,025,187. The Company had trade accounts receivable of $713,031 as of  December 31, 2023 and an allowance for doubtful accounts of $20,929, resulting in a net trade receivable balance of $692,102. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  March 31, 2024 is from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $7,253,148 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $7,240,719 as of March 31, 2024. The Company had finished goods inventory on hand and a related inventory valuation of $6,843,022 and $12,429 allowance as of December 31, 2023, resulting in a net inventory balance of $6,830,593.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $2,833,631 and $3,300,388 as of  March 31, 2024 and December 31, 2023, respectively. Deposits paid to one vendor accounted for 98 percent of the deposits outstanding at March 31, 2024.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  March 31, 2024 and December 31, 2023, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2024, 5,504,030 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  March 31, 2024 and December 31, 2023, respectively.

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

The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessments at March 31, 2024, that $9,583,836 in goodwill did not experience impairment. The Company recorded a non-cash goodwill impairment charge of $5,098,784 for the year ended December 31, 2023 resulting in a goodwill balance of $9,583,836 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $70,265 and $70,888 during the three months ended March 31, 2024 and three months ended March 31, 2023, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $1,818,383 and $87,144 was recorded for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively.

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

Leases—The Company accounts for leases in accordance with Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 10 - Leases.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$56,646	$56,646
Leasehold improvements	164,824	136,847
Machinery & equipment	172,527	172,527
Vehicles	297,940	297,940
Test/Demo vehicles	30,685	30,685
Total property and equipment	722,622	694,645
Less accumulated depreciation	(413,170)	(373,958)
Net property and equipment	$309,452	$320,687

Depreciation expense was $39,212 and $28,984 for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively.

4.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $15,108 of which $6,252 is classified as Notes Payable - current and $8,856 is classified as Notes Payable - long term on the Company's consolidated balance sheets on March 31, 2024.

Effective August 20, 2023, the Company entered into a premium financing agreement with First Insurance Funding to finance other insurance coverages. The $467,074 loan is payable over nine months, beginning in September 2023, and bears interest at 8.2% with monthly payments of $53,675. The balance of this note, including accrued interest, is $106,277 on March 31, 2024.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor ("Investor"). The origination fee of this Note was $99,000 and the maturity date of this note is September 30, 2024. The Investor is entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price on the maturity date. The Investor also has a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Investor received 800,000 options ("Options") to purchase common stock at $1.50 per share. These options expire two years from the date of this note.

The Company has elected to measure the Note and Options at fair value. In estimating the fair value of the Note, a Monte Carlo simulation model is applied. The required inputs include the current stock price, the risk-free rate and volatility of the common stock. The Note's fair value is classified as Level 2 under the fair value hierarchy as provided by ASC 820 - Fair Value Measurements. In estimating the fair value of the Options, the Black-Scholes Merton Model is used. The required inputs include the current stock price, the exercise price, the term of the Options, the risk-free rate and the volatility of the common stock. The Options' fair value is classified a Level 2 under the air value hierarchy as provided by ASC 820 - Fair Value Measurements. The fair valuation of the Note and Options uses inputs other than quoted prices that are observable either directly or indirectly.

The net proceeds of $901,000 are bifurcated between the Note and the Options. The amount allocated to the Options is $431,405 which is the fair value on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and Options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and Options are recorded as an unrealized gain or loss on convertible note fair value in Other Income/(expense) in the Statements of Operations at March 31, 2024. As a result of this election, the Company recorded an unrealized loss of $557,497 for the three months ended March 31, 2024 for the Note and an unrealized loss of $1,012,430 for the three months ended March 31, 2024 for the Options.

Amount
2024	$1,110,956
2025	6,252
2026	4,168
Total Payments	$1,121,375

5.	Stock Warrants

The Company’s outstanding warrants as of March 31, 2024 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	0.83
Outstanding warrants expiring May 7, 2026	958,334	$20.00	2.10
Outstanding warrants on March 31, 2024	1,389,584	$17.43	1.68

The Warrants issued as part of the Purchase Agreement related to the Financing contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the Warrants that have not previously been exercised, and the Warrant holders have ten trading days within which to exercise before the Warrants may be cancelled. 12,833 warrants expired during the first nine months of 2023. As of March 31, 2024, the outstanding warrants have no intrinsic value.

6.	Stock Options and Restricted Shares

The outstanding options at  March 31, 2024 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2023	1,207,888	$3.71	8.53
Options granted (expired) during 3 months ended March 31, 2024:
Options Granted at $2.11 Exercise Price	1,378,364	$2.11
Options Granted at $2.66 Exercise Price	25,000	$2.66
Options Granted at $2.44 Exercise Price	100,000	$2.44
Options Granted at $1.50 Exercise Price	800,000	$1.50
Options Granted at $2.75 Exercise Price	2,000,000	$2.75
Options forfeited at $2.65 Exercise Price	(7,222)	$2.65
Subtotal, as follows:	5,504,030
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	7.77
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	7.77
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	6.73
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	4.07
Outstanding options at $2.65 Exercise Price	7,778	$2.65	9.05
Outstanding Options Granted at $2.10 Exercise Price	588,495	$2.10	9.28
Outstanding Options at $2.11 Exercise Price	1,378,364	$2.11	9.97
Outstanding Options at $2.66 Exercise Price	25,000	$2.66	9.87
Outstanding Options at $2.44 Exercise Price	100,000	$2.44	9.90
Outstanding Options at $1.50 Exercise Price	800,000	$1.50	2.80
Outstanding Options at $2.75 Exercise Price	2,000,000	$2.75	2.85
Outstanding at March 31, 2024	5,504,030	$2.61	5.97

The number of options exercisable on March 31, 2024 is 3,476,252.

On January 18, 2024, in conjunction with the convertible note disclosed in Note 4 - Debt, the Company issued 800,000 options with an exercise price of $1.50 to an investor. See Note 4 - Debt, for additional disclosures related to this issuance.

On February 14, 2024, the Company’s Compensation Committee granted an employee options to purchase 25,000 shares of common stock at an exercise price of $2.66 per share. The options vests ratably over 36 months and expire on the tenth anniversary of the grant date.

On February 23, the Company’s Compensation Committee granted Franklin Lim, the Company’s Chief Financial Officer, options to purchase 100,000 shares of common stock at an exercise price of $2.44 per share. The options vest immediately and expire on the tenth anniversary of the grant date.

On July 11, 2023, the Company’s Compensation Committee granted the Board of Directors and certain executives and consultants options to purchase 1,378,384 shares of common stock at an exercise price of $2.11 per share. The options vested immediately and expire on the tenth anniversary of the grant date.

As of March 31, 2024, the outstanding options had intrinsic value of $2,355,988.

Performance Options

On February 28, 2024, the company issued options to purchase 2,000,000 shares of common stock at an exercise price of $2.75 per share, contingent upon achieving certain sales targets. at March 31, 2024, the sales targets were not met and therefore, no compensation expense was recorded. These options expire on February 5, 2027.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $50,549 during the three months ended March 31, 2024.

7.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of these agreements, the Company recorded rent expense of $23,312 for the three months ended March 31, 2024.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, is a director of ABCI. The Company recorded rent expense of $15,000 for the three months ended March 31, 2024 in connection with this agreement.

The Company incurred $37,500 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board for the three months ended March 31, 2024.

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

In  March 2023, the Company entered into an agreement with Berthaphil  to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. See Note 10 - Leases for further disclosures.

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

10.	Leases

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

ROU assets at March 31, 2024 were $467,320. Short-term and long-term operating lease liabilities were $303,967 and $155,015 at March 31, 2024, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended
	March 31,
	2024	2023
Lease expenses
Operating lease expenses	$89,268	$—
Short-term lease expenses	25,171	58,264
Total lease cost	$114,439	$58,264
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$85,562	$—
Weighted-average remaining lease term (in years):
Operating leases	1.45	—
Weighted-average discount rate:
Operating leases	14%	—%

Future minimum payments under operating leases are as follows:

2024	$261,410
2025	248,873
Total payments	$510,283

11.	Subsequent Events

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

On May 1, 2024, the Company issued 505,051 shares of Common Stock to the Investor upon conversion of the Note (both of which are disclosed in Note 4 - Debt) in the principal amount of $1,000,000 originally issued on January 18, 2024, at a conversion price of $1.98 per share.

On May 3, 2024, the Company issued 170,774 shares of its common stock for proceeds of $363,749 to Dr. Fredric and Savanna So in a private placement. The issue price per share of common stock sold was $2.13. The proceeds will be used to fund the Company's operations.

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

For the three months ended March 31, 2024 and 2023 , we generated sales revenue of $810,490 and $523,199, respectively, and our net loss for the three months ended  March 31, 2024  and March 31, 2023 was $4,532,363 and $2,267,908, respectively. Included in our net loss for the three months ended March 31, 2024 is a non-cash unrealized loss on financial instruments of $1,569,927.

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

Provision for Income Taxes

We account for income taxes in accordance with Income Taxes ("ASC 740") which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2024.

Results of Operations

The following discussion compares operating data for the three months ended March 31, 2024 to the corresponding period ended March 31, 2023:

Sales

Sales for the three months ended March 31, 2024 and 2023 were $810,490 and $523,199, respectively. Sales for the three months ended March 31, 2024 consisted primarily of six logistics cargo vans, two trucks, one forklift and other accessories. Sales for the three months ended March 31, 2023 consisted of six logistic cargo vans sold primarily to customers in New Jersey who utilized a voucher from the NJ ZIP program. The increase in sales was primarily due to additional units sold in 2024 versus the same period in 2023.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 and 2023 were $502,271 and $404,836, respectively. These costs consisted of the costs related to the sale of the vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $3,194,251 and $2,165,532 for the three months ended March 31, 2024 and 2023, respectively. G&A expenses increased by $1,028,719 primarily due to an increase of $1,731,239 in stock compensation expense due to equity awarded during the first quarter of 2024 that vested immediately, partially offset by, among other things, lower litigation costs of $129,859, lower marketing costs of $164,778, lower travel costs of $169,626, lower contract labor costs of $159,890 and lower overall other expenses of $78,367, all of which were due to our cost savings initiative implemented to conserve spending.

Consulting Expenses

Consulting expenses were zero and $174,809 for the three months ended March 31, 2024 and 2023, respectively. The decrease in consulting expenses was due to a decrease in search costs for key employees.

Research and Development ("R&D") Expenses

R&D expenses were $70,265 and $70,888 for the three months ended March 31, 2024 and 2023, respectively as the level of activity remained significantly unchanged.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized loss of $1,569,927 on our financial instruments that we elected to measure at fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Cash flows used in operating activities	$(735,571)	$(2,248,663)
Cash flows provided by investing activities	—	1,310,118
Cash flows (used in) provided by financing activities	1,328,209	(157,329)
Net change in cash, restricted cash and cash equivalents	$592,638	$(1,095,874)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $735,571, primarily due to a net loss of $4,532,363, partially offset by changes in operating assets and liabilities, net of $369,270 and non-cash operating charges of $3,427,522, of which $1,569,927 was related to a non-cash unrealized loss on financial instruments measured at fair values, $1,818,383 was related to non-cash stock-based compensation expense and the remaining $39,212 was related to depreciation and amortization. The changes in operating assets and liabilities, net was due to a decrease of $466,757 in inventory deposits, a decrease in prepaid expenses of $257,086, a decrease in other current assets of $25,439, a decrease in other non-current assets of $65,010, an increase in accounts payable of $171,363 and an increase in accrued liabilities of $207,437, partially offset by an increase in inventory of $410,126, an increase in accounts receivable of $333,085 as sales outpaced cash collections and a decrease of $80,611 in other liabilities.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024 was zero due to our initiative to conserve cash spend.

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

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $1,328,209, primarily from the issuance of a convertible note that resulted in proceeds of $901,000, proceeds of sale of our common stock to certain investors totaling $585,499, partially offset by debt repayment in the amount of $158,290.

Net cash used in financing activities for the three months ended March 31, 2023 was $157,329 as a result of repayment of certain notes payable. Net cash provided by financing activities for the three months ended March 31, 2022 was $112,053, primarily from the issuance of common stock of $120,000, partially offset by payments on notes payable of $7,947.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $1,049,357 and working capital of approximately $8.1 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2024, we have no contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to the staff reductions and voluntary resignations, we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing, we have been unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and such changes to our disclosure controls and procedures have significantly affected our internal control over financial reporting during the period ended March 31, 2024. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services intended to supplement our efforts and mitigate the negative effects of such recent changes to our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended March 31, 2024 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2023

ITEM 1A. RISK FACTORS

There were no material changes during the quarter ended March 31, 2024 from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Envirotech Vehicles, Inc.

Date: May 15, 2024	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Franklin Lim
Franklin Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)