Form 10-Q
period 2024-06-30
Envirotech Vehicles, Inc.
filed 2024-08-14
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of August 9, 2024 was 15,691,411.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The special note set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	our ability to generate demand for our zero-emission commercial fleet vehicles in order to generate revenue;

•	our dependence upon external sources for the financing of our operations;

•	our ability to effectively execute our business plan;

•	our ability to successfully integrate and realize the benefits of strategic acquisitions;

•	our ability and our suppliers’ ability to scale our zero-emission products assembling processes effectively and quickly from low volume production to high volume production;

•	our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	the potential impact of product recalls and product liability claims relating to the products we distribute and other litigation;

•

our ability and our manufacturing partners’ ability to navigate current and future disruptions to the global supply chain and to procure the raw materials, parts, and components necessary to produce our vehicles on terms acceptable to us and our customers;

•	our ability to obtain, retain and grow our customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentivs that support the development and demand for our products and services;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	our ability to respond and adapt to changes in electric vehicle technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in greater detail, particularly in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as we as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on March 28, 2024. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$437,064	$456,719
Accounts receivable, net of allowance of $24,260 and $20,929 respectively	1,426,100	692,102
Inventory, net	6,703,221	6,830,593
Inventory deposits	2,857,314	3,300,388
Prepaid expenses	426,764	614,238
Other current assets	136,680	162,119
Total current assets	11,987,143	12,056,159
Property and equipment, net	384,291	320,687
Right-of-use asset	393,302	538,932
Goodwill	9,583,836	9,583,836
Other non-current assets	160,157	153,555
Total assets	$22,508,729	$22,653,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,775	$760,802
Accrued liabilities	864,488	452,236
Operating lease liability - short-term	317,121	291,263
Options liability, at fair value	874,639	—
Notes payable - current	1,264,063	269,245
Total current liabilities	4,281,086	1,773,546
Long-term liabilities
Operating lease liability - long-term	71,550	235,625
Notes payable - long-term	7,294	10,420
Total liabilities	4,359,930	2,019,591

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 15,691,411 and 15,171,748 issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	159	152
Additional paid-in capital	88,048,594	85,245,925
Accumulated deficit	(69,899,954)	(64,612,499)
Total stockholders’ equity	18,148,799	20,633,578
Total liabilities and stockholders’ equity	$22,508,729	$22,653,169

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Sales	$812,770	$2,132,880	$1,623,260	$2,656,079
Cost of sales	608,947	1,253,886	1,111,218	1,658,722
Gross profit	203,823	878,994	512,042	997,357
Operating expenses
General and administrative	1,466,748	2,041,146	4,660,999	4,206,678
Consulting	—	46,433	—	221,242
Research and development	61,616	57,924	131,880	128,812
Total operating expenses, net	1,528,364	2,145,503	4,792,879	4,556,732
Loss from operations	(1,324,541)	(1,266,509)	(4,280,837)	(3,559,375)
Other (expense)/income:
Interest (expense) income, net	(1,067)	13,949	(7,210)	46,102
Unrealized gain (loss) on financial instruments at fair value	570,519	—	(999,408)	—
Other expense	(3)	(1,469)	—	(8,664)
Total other (expense)/income	569,449	12,480	(1,006,618)	37,438
Loss before income taxes	(755,092)	(1,254,029)	(5,287,455)	(3,521,937)
Income tax expense	—	—	—	—
Net income loss	$(755,092)	$(1,254,029)	$(5,287,455)	$(3,521,937)
Net loss per share to common stockholders:
Basic and diluted	$(0.05)	$(0.08)	$(0.34)	$(0.23)
Weighted shares used in the computation of net loss per share:
Basic and diluted	15,631,359	15,021,088	15,503,205	15,021,088

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578
Common stock issued for cash	348,889	$3	585,496		585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—	—	(4,532,363)	(4,532,363)
Balance, March 31, 2024	15,520,637	$155	$87,649,804	$(69,144,862)	$18,505,097
Common stock issued for cash	170,774	4	363,745	—	363,749
Stock based compensation	—	—	35,045	—	35,045
Net loss	—	—	—	(755,092)	(755,092)
Balance, June 30, 2024	15,691,411	$159	$88,048,594	$(69,899,954)	$18,148,799

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	$29,814,216
Stock based compensation	—	—	105,166	—	105,166
Net loss	—	—	—	(1,254,029)	(1,254,029)
Balance, June 30, 2023	15,021,088	$150	$84,115,660	$(55,450,457)	$28,665,353

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,287,455)	$(3,521,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,871	59,545
Unrealized loss on marketable securities	—	8,664
Unrealized loss on financial instruments at fair value	999,408	—
Stock based compensation expense	1,853,428	192,310
Changes in assets and liabilities:
Accounts receivable	(733,998)	(660,028)
Inventory	127,372	(1,266,924)
Inventory deposits	443,074	1,771,454
Prepaid expenses	187,474	356,742
Other assets	164,467	(66,143)
Accounts payable	195,786	317,469
Accrued liabilities	438,089	(264,486)
Other liabilities	(164,079)	—
Net cash used in operating activities	(1,700,563)	(3,073,334)
Cash flows from investing activities:
Purchase of property and equipment	(135,288)	(36,331)
Sale of marketable securities	—	1,329,599
Net cash (used in) provided by investing activities	(135,288)	1,293,268
Cash flows from financing activities:
Proceeds from issuance of common stock	949,248	—
Proceeds from issuance of convertible note	901,000	—
Proceeds from debt	232,067	—
Principal repayments on debt	(266,119)	(212,119)
Net cash provided by (used in) by financing activities	1,816,196	(212,119)
Net change in cash, restricted cash and cash equivalents	(19,655)	(1,992,185)
Cash, restricted cash and cash equivalents at the beginning of the period	456,719	2,825,467
Cash, restricted cash and cash equivalents at the end of the period	$437,064	$833,282
Supplemental cash flow disclosures:
Cash paid for interest expense	$7,258	$—
Cancellation of Convertible note cancelled and transferred to Notes payable - current	$1,025,743	$—
Capital expenditures unpaid on June 30, 2024	$4,187	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Envirotech Vehicles, Inc. (the “Company”), including its consolidated subsidiaries, is a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. The Company serves commercial and last-mile fleets, school districts, public and private transportation service companies, and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. The Company’s vehicles address the challenges of traditional fuel price cost instability and local, state, and federal regulatory compliance.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of  June 30, 2024 and the consolidated results of operations for the three and six months ended June 30, 2024 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of Envirotech Vehicles, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments.  Accounting Standards Codification ("ASC") 820, Fair Value Measurements ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:         Observable inputs such as quoted prices in active markets;

Level 2:         Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:         Unobservable inputs that are supported by little or no market data and that require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the options liability disclosed in Note 4 - Debt, in which the Company has elected the fair value option.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At June 30, 2024, the Company did have a concentration of customers; one customer balance accounts for approximately 56% of the outstanding accounts receivable. One customer accounted for 100% of the reported revenue for the three months ended June 30, 2024. One customer accounted for 73% of the reported revenue for the six months ended June 30, 2024. The Company had accounts receivable, net of $1,426,100 and $692,102 on June 30, 2024 and  December 31, 2023, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had zero restricted cash at  June 30, 2024 and  December 31, 2023, respectively. The amounts at both dates relate to balances required by our bank to support certain minor activities. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had zero marketable securities at  June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,450,360 as of  June 30, 2024 and a recorded allowance for doubtful accounts of $24,260, resulting in a net trade accounts receivable balance of $1,426,100. The Company had trade accounts receivable of $713,031 as of  December 31, 2023 and an allowance for doubtful accounts of $20,929, resulting in a net trade receivable balance of $692,102. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  June 30, 2024 is from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,715,650 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $6,703,221 at  June 30, 2024. The Company had finished goods inventory on hand and a related inventory valuation of $6,843,022 and $12,429 allowance as of December 31, 2023, resulting in a net inventory balance of $6,830,593.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $2,857,314 and $3,300,388 as of  June 30, 2024 and December 31, 2023, respectively. Deposits paid to one vendor accounted for 97 percent of the deposits outstanding at June 30, 2024.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  June 30, 2024 and December 31, 2023, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2024, 5,644,030 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest Bank at June 30, 2024.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, at  June 30, 2024 and December 31, 2023, respectively.

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

The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessment at June 30, 2024, that $9,583,836 in goodwill did not experience impairment. The Company recorded a non-cash goodwill impairment charge of $5,098,784 for the year ended December 31, 2023 resulting in a goodwill balance of $9,583,836 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $61,616 and $131,880 during the three and six months ended June 30, 2024, respectively. Research and development costs were $57,924 and $128,812 during the three and six months ended June 30, 2023, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $35,045 and $1,853,428 was recorded for the three and six months ended June 30, 2024, respectively. Non-cash stock-based compensation expense of $105,166 and $192,310 was recorded for the three and six months ended June 30, 2023, respectively.

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

Leases with an initial expected term of 12 months or less are not recorded in the Company's consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Recent Accounting Pronouncements—Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s consolidated financial statements.

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$67,895	$56,646
Leasehold improvements	164,824	136,847
Machinery & equipment	272,775	172,527
Vehicles	297,940	297,940
Test/Demo vehicles	30,685	30,685
Total property and equipment	834,119	694,645
Less accumulated depreciation	(449,828)	(373,958)
Net property and equipment	$384,291	$320,687

Depreciation expense was $36,659 and $75,871 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $30,561 and $59,545 for the three and six months ended June 30, 2023, respectively.

4.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $13,545 of which $6,252 is classified as Notes Payable - current and $7,293 is classified as Notes Payable - long term on the Company's consolidated balance sheets on June 30, 2024.

Effective August 20, 2023, the Company entered into a premium financing agreement with First Insurance Funding to finance insurance coverages other than its directors' and officers' insurance coverages. The $467,074 loan is payable over nine months, beginning in September 2023, and bears interest at 8.2% with monthly payments of $53,675. The balance of this note, including accrued interest, is zero on June 30, 2024.

Effective June 15, 2024, the Company entered into a premium financing agreement with First Insurance Funding to finance its directors' and officers' insurance coverages. The $232,067 loan is payable over nine months, beginning in July 2024, and bears interest at 8.25% with monthly payments of $24,093. The balance of this note, including accrued interest, is $232,067 on June 30, 2024.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor ("Investor"). The origination fee of the Note was $99,000 and the maturity date of the Note is September 30, 2024. The Investor is entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price of the Company's common stock on the maturity date. The Investor also has a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Investor received 800,000 options ("Options") to purchase common stock at $1.50 per share. These options expire two years from the date of the Note.

The Company has elected to measure the Note and Options at fair value. In estimating the fair value of the Note, a Monte Carlo simulation model is applied. The required inputs include the current stock price, the risk-free rate and volatility of the common stock. The Note's fair value is classified as Level 2 under the fair value hierarchy as provided by ASC 820. In estimating the fair value of the Options, the Black-Scholes Merton Model is used. The required inputs include the current stock price, the exercise price, the term of the Options, the risk-free rate and the volatility of the common stock. The Options' fair value is classified a Level 2 under the air value hierarchy as provided by ASC 820. The fair valuation of the Note and Options uses inputs other than quoted prices that are observable either directly or indirectly.

The net proceeds of $901,000 are bifurcated between the Note and the Options. The amount allocated to the Options is $431,405 which is the fair value on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and Options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and Options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the three and six months ended  June 30, 2024. As a result of this election, the Company recorded an unrealized gain of $1,323 and an unrealized loss $556,174 for the three and six months ended June 30, 2024 for the Note, respectively, and an unrealized gain of $569,196 and an unrealized loss of $443,234 for the three and six months ended June 30, 2024 for the Options, respectively.

On May 1, 2024, the Note was cancelled and replaced with a short-term note. The balance of this note at June 30, 2024, is $1,025,744 and is classified as Notes payable - current on the Company's consolidated balance sheets.

Amount
2024	$1,215,381
2025	102,825
2026	4,168
Total Payments	$1,322,374

5.	Stock Warrants

The Company’s outstanding warrants as of June 30, 2024 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	0.58
Outstanding warrants expiring May 7, 2026	958,334	$20.00	1.85
Outstanding warrants on June 30, 2024	1,389,584	$17.43	1.43

The warrants issued pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020 (the "Purchase Agreement"), that we entered into with certain institutional and accredited investors and pursuant to which, among other things, we sold and issued, and the investors purchases, shares of our common stock and related warrants to purchase additional shares of our common stock in a series of two closings (the "Financing") contain a call provision whereby the Company, after the 13-monhth anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled. Warrants for 12,833 shares of common stock expired in 2023. As of June 30, 2024, the outstanding warrants have no intrinsic value.

6.	Stock Options and Restricted Shares

The outstanding options at  June 30, 2024 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2023	1,207,888	$3.71	8.53
Options granted (expired) during 3 months ended June 30, 2024:
Options Granted at $2.11 Exercise Price	1,378,364	$2.11
Options Granted at $2.66 Exercise Price	25,000	$2.66
Options Granted at $2.44 Exercise Price	100,000	$2.44
Options Granted at $1.50 Exercise Price	800,000	$1.50
Options Granted at $2.75 Exercise Price	2,000,000	$2.75
Options forfeited at $2.65 Exercise Price	(7,222)	$2.65
Options Granted at $1.76 Exercise Price	100,000	$1.76
Options Granted at $1.49 Exercise Price	20,000	$1.49
Options Granted at $2.20 Exercise Price	20,000	$2.20
Outstanding at June 30, 2024	5,644,030
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	7.52
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	7.52
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	6.48
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	3.82
Outstanding options at $2.65 Exercise Price	7,778	$2.65	8.80
Outstanding Options Granted at $2.10 Exercise Price	588,495	$2.10	9.03
Outstanding Options at $2.11 Exercise Price	1,378,364	$2.11	9.72
Outstanding Options at $2.66 Exercise Price	25,000	$2.66	9.62
Outstanding Options at $2.44 Exercise Price	100,000	$2.44	9.65
Outstanding Options at $1.50 Exercise Price	800,000	$1.50	2.55
Outstanding Options at $2.75 Exercise Price	2,000,000	$2.75	2.60
Options Granted at $1.76 Exercise Price	100,000	$1.76	9.99
Options Granted at $1.49 Exercise Price	20,000	$1.49	9.99
Options Granted at $2.20 Exercise Price	20,000	$2.20	9.98
Outstanding at June 30, 2024	5,644,030	$2.59	5.83

At  June 30, 2024 3,474,307 of the outstanding stock options were exercisable.

On January 18, 2024, in conjunction with the Note disclosed in Note 4 - Debt, the Company issued 800,000 Options with an exercise price of $1.50 to the Investor. See Note 4 - Debt, for additional disclosures related to this issuance.

On February 14, 2024, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted an employee options to purchase 25,000 shares of common stock at an exercise price of $2.66 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On February 23, 2024, the Compensation Committee granted to Franklin Lim, the Company’s Chief Financial Officer, options to purchase 100,000 shares of common stock at an exercise price of $2.44 per share. The options vested immediately upon grant and expire on the tenth anniversary of the grant date.

On April 17, 2024, the Compensation Committee granted to an employee options to purchase 20,000 shares of common stock at an exercise price of $2.20 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 3, 2024, the Compensation Committee granted to an employee options to purchase 20,000 shares of common stock at an exercise price of $1.49 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 17, 2024, the Compensation Committee granted to an employee options to purchase 100,000 shares of common stock at an exercise price of $1.76 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

As of June 30, 2024, the outstanding stock options had intrinsic value of $351,400.

On February 28, 2024, the company issued options to an external party to purchase 2,000,000 shares of common stock at an exercise price of $2.75 per share, contingent upon achieving certain sales targets. On June 30, 2024, the sales targets were not met and therefore, no compensation expense was recorded. These options expire on February 5, 2027.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $8,122 and $58,671 during the three and six months ended June 30, 2024.

7.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Company's Board of Directors (the "Board"), serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 and $46,624 for the three and six months ended June 30, 2024, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board is a director of ABCI. The Company recorded rent expense of $15,000 and $30,000 for the three and six months ended June 30, 2024, respectively, in connection with the ABCI Office Lease.

The Company incurred $37,500 and $75,000 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board for the three and six months ended June 30, 2024, respectively.

8.	Commitments

Other Agreements

On  December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its Executive Vice President. According to the Oldridge Agreement, effective as of  March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to 5% of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Board. The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. According to the Emry Agreement, effective on  January 1, 2022, Mrs. Emry will receive an annual base salary of $200,000 and will be eligible for a bonus at the sole discretion of the Board. Mrs. Emry will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. If Mrs. Emry is terminated without cause or if she terminates her employment for good reason, Mrs. Emry will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. There are no future minimum payments under the terms of the Oldridge Agreement and the Emry Agreement as each party has a right to terminate his or her applicable agreement without any contractual payments other than what has been stated in his or her applicable agreement.

On  March 28, 2023, the Company entered into an agreement with Berthaphil, Inc. ("Berthaphil")  to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the "Berthaphil Sublease"). The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. See Note 10 - Leases for further information.

On March 18, 2024, the Company entered into a Sale and Purchase Agreement (the "PlugD Agreement") with PlugD Commercial Electric Leasing and Rentals Inc. ("PlugD"), a Texas-based commercial electric vehicle leasing company. Under the terms of the PlugD Agreement, the Company will deliver 200 electric high roof vans and trucks to PlugD for a total of approximately $16.2 million. The sale will take place over the next 13 months.

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

GreenPower Litigation

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, Envirotech Drive systems, Inc. and certain other companies affiliated therewith. On February 2, 2020, the Company and the other companies affiliated therewith named in the notice of civil claim filed a response to the civil claim in which they denied certain of the allegations. Fact discovery, through document disclosure and examinations for discoveries, in this matter remain ongoing. The Company believes it has meritorious defenses against GreenPower's claims and intends to vigorously defend itself against those claims.

On or about July 18, 2021, GreenPower and GP GreenPower Industries Inc. (collectively “the GreenPower entities”), filed a counterclaim against David Oldridge, Phillip Oldridge, the Company and other companies in Supreme Court of British Columbia Action No. S207532. The pleadings in this lawsuit have not closed and the Company intends to vigorously defend itself against the counterclaim.

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

On May 10, 2022, the Company, together with other defendants, filed a Motion to Dismiss and/or Stay the lawsuit in the United States District Court for the Central District of California pending the outcome of the Canadian litigation. The Court issued stay of this case pending resolution of parallel litigation in Canada between similar parties. GreenPower and defendants have agreed that the U.S. GreenPower case will not proceed while Canadian litigation is pending. The Company believes that it has meritorious defenses against the Greenpower entities' claims and intends to vigorously defend itself against such claims.

10.	Leases

Operating leases

The Company has active operating lease arrangements for office space and warehouse facilities. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. Although these leases have terms that are either month-to-month or terms that are one year or less (with renewal options), the Company concluded in the fourth quarter of 2023 that the term renewal options are reasonably certain to be exercised. As a result of changes in certain circumstances related to some of the Company's short-term leases, the Company was required to classify such leases as operating leases in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such leases.

On  March 28, 2023, the Company entered into the Berthaphil Sublease with Berthphil to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the Berthaphil Sublease is two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease.

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

ROU assets at June 30, 2024 were $393,302. Short-term and long-term operating lease liabilities were $317,121 and $71,550 at  June 30, 2024, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Six Months Ended
	June 30,
	2024	2023
Lease expenses
Operating lease expenses	$178,536	$—
Short-term lease expenses	33,057	117,540
Total lease cost	$211,593	$117,540
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$171,124	$—
Weighted-average remaining lease term (in years):
Operating leases	1.25	—
Weighted-average discount rate:
Operating leases	14%	—%

Future minimum payments under operating leases are as follows:

2024	$175,849
2025	248,873
Total payments	$424,722

11.	Subsequent Events

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

On August 9, 2024, the Company received an award from the U.S. Environmental Protection Agency ("EPA") to produce electric school buses und the Clean School Bus Program for up to $8,570,000. The project date for this award starts on September 1, 2024 and ends on August 31, 2026. If EVTV disagrees with the terms and conditions specified in the award, the Company must furnish a notice of disagreement to the EPA within 21 days after the EPA award date. The Company is currently reviewing the terms and conditions of the award.

On August 13, 2024, the Company entered into a long-term loan arrangement with Phillip W. Oldridge ("Mr. Oldridge") whereby Mr. Oldridge agrees to loan $300,000 to EVTV. The loan carries an interest rate of 8% and is due on January 1, 2026. These funds were received on August 13, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 28, 2024. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

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

For the three months ended June 30, 2024 and 2023 , we generated sales revenue of $812,770 and $2,132,880, respectively, and our net loss for the three months ended  June 30, 2024  and June 30, 2023 was $755,092 and $1,254,029, respectively. Included in our net loss for the three months ended June 30, 2024 is a non-cash unrealized gain on financial instruments of $570,519.

For the six months ended June 30, 2024 and 2023 , we generated sales revenue of $1,623,260 and $2,656,079, respectively, and our net loss for the six months ended  June 30, 2024  and June 30, 2023 was $5,287,455 and $3,521,937, respectively. Included in our net loss for the six months ended June 30, 2024 is a non-cash unrealized loss on financial instruments of $999,408.

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

New customers. We are competing with other companies and technologies to help fleet managers and their districts/companies more efficiently and cost-effectively manage their fleet operations. Once these fleet managers have decided they want to buy from us, we still face challenges with helping them to obtain financing options to reduce the cost barriers to purchasing. We may also encounter customers with inadequate electrical services at their facilities that may delay their ability to purchase from us.

Dependence on external sources of financing of our operations. We have historically depended on external sources of capital to finance our operations. Accordingly, our future performance will depend in part upon our ability to achieve independence from external sources for the financing of our operations.

Investment in growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will continue increasing for the foreseeable future as we invest in research and development to enhance our zero-emission electric vehicles and systems; design, develop and manufacture our commercial fleet vehicles and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

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

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Sales are recognized in accordance with ASC 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Other (Expense)Income, Net

Other (expense)/income include non-operating income and expenses, including interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with ASC 740 which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2024.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2024 to the corresponding periods ended June 30, 2023:

Sales

Sales for the three months ended June 30, 2024 and 2023 were $812,770 and $2,132,880, respectively. Sales for the three months ended June 30, 2024 consisted primarily of five logistics cargo vans, one cab and chassis truck, one electric sweeper and one passenger van. Sales for the three months ended June 30, 2023 consisted of 19 logistics cargo vans and one cab and chassis truck. The decrease in sales was primarily due to among other things, lower number of units sold, unfavorable product mix and less favorable market conditions in 2024 as compared to 2023.

Sales for the six months ended June 30, 2024 and 2023 were $1,623,260 and $2,656,079, respectively. Sales for the six months ended June 30, 2024 consisted primarily of 11 logistics cargo van, three cab and chassis trucks, one passenger van, two zippers, one sweeper and one forklift. Sales for the six months ended June 30, 2023 consisted of 25 logistics cargo vans and one cab and chassis truck. The decrease in sales was primarily due to among other things, lower number of units sold, unfavorable product mix and less favorable market conditions in 2024 as compared to 2023.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 and 2023 were $608,947 and $1,253,886, respectively. Cost of sales for the six months ended June 30, 2024 and 2023 were $1,111,218 and $1,658,722, respectively. These costs consisted of the costs related to the sale of the vehicles sold as described above. The decrease in cost of sales was due to the decrease in sales during the periods in 2024 as compared to 2023.

Gross margin percentage were 25% and 41% three months ended June 30, 2024 and 2023, respectively. Gross margin percentage were 32% and 38% six months ended June 30, 2024 and 2023, respectively. The decrease in gross margin percentage was primarily due to less favorable product mix.

General and Administrative ("G&A") Expenses

G&A expenses were $1,466,748 and $2,041,146 for the three months ended June 30, 2024 and 2023, respectively. G&A expenses decreased by $574,398 primarily due to a decrease of $70,119 in stock compensation expense as a result of lower fair valuation of equity awards, lower payroll costs of $37,486, lower legal fees of $69,117as a result of lower litigation activities, lower marketing costs of $86,910, lower travel costs of $92,060, lower contract labor costs of $110,053, lower dues and subscription costs of $119,996 and lower investor relations costs of $194,420, most of which were due to our cost savings initiative implemented to conserve spending, partially offset by higher insurance costs of $108,098 due to increased premiums and coverages and an increase in other expenses of $27,546 to support our operations.

G&A expenses were $4,660,999 and $4,206,678 for the six months ended June 30, 2024 and 2023, respectively. G&A expenses increased by $454,321 primarily due to an increase of $1,661,118 in stock compensation expense due to equity awarded during the first quarter of 2024 that vested immediately, partially offset by, among other things, lower litigation costs of $198,975, lower marketing costs of $251,687, lower travel costs of $261,687, lower contract labor costs of $269,944, lower payroll costs of $56,054 and lower overall other expenses of $168,450, most of which were due to our cost savings initiative implemented to conserve spending.

Consulting Expenses

Consulting expenses were $0 and $46,433 for the three months ended June 30, 2024 and 2023, respectively. Consulting expenses were $0 and $221,242 for the six months ended June 30, 2024 and 2023, respectively. The decrease in consulting expenses was due to a decrease in search costs for key employees.

Research and Development ("R&D") Expenses

R&D expenses were $61,616 and $57,924 for the three months ended June 30, 2024 and 2023, respectively, as the level of activity remained significantly unchanged. R&D expenses were $131,880 and $128,812 for the six months ended June 30, 2024 and 2023, respectively as the level of activity remained significantly unchanged.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized gain of $570,519 and an unrealized loss of $999,408 for the three and six months ended June 30, 2024, respectively, on our financial instruments that we elected to measure at fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Cash flows used in operating activities	$(1,700,563)	$(3,073,334)
Cash flows (used in) provided by investing activities	(135,288)	1,293,268
Cash flows provided by (used in) financing activities	1,816,196	(212,119)
Net change in cash, restricted cash and cash equivalents	$(19,655)	$(1,992,185)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $1,700,563, primarily due to a net loss of $5,287,455, partially offset by changes in operating assets and liabilities, net of $658,185 and non-cash operating charges of $2,928,519. The changes in operating assets and liabilities, net was due to a decrease in inventory deposits of $443,074, a decrease in prepaid expenses of $187,474, a decrease in inventory of  $127,372, a decrease in other assets of $164,467, an increase in accounts payable of $195,786 and an increase in accrued liabilities of $438,089, partially offset by an increase in accounts receivable of $733,998 and a decrease in other liabilities of $164,079.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $135,288, primarily from the purchase of property and equipment that is used in our current operations.

Net cash provided by investing activities during the six months ended June 30, 2023 was $1,293,268, primarily due to the sale of our marketable securities of $1,329,599, partially offset by $36,331 of capital expenditures.

Financing Activities

Net cash provided by in financing activities during the six months ended June 30, 2024 was $1,816,196, primarily due to proceeds from the issuance of our common stock of $949,248, proceeds from the issuance of a convertible note of $901,000, and proceeds from issuance of debt for $232,067, partially offset by the repayment of debt of $266,119. See Note 4 - Debt to our unaudited consolidated financial statements included in this Quarterly Report for additional information regarding these financing activities.

Net cash used in financing activities during the six months ended June 30, 2023 was $212,119 as a result of our repayment of certain notes payable.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $437,064 and working capital of approximately $7,706,057. We believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

In February 2022, we announced Osceola, Arkansas as the site of our state-of-the-art manufacturing facility and new corporate offices. The facility of approximately 580,000 square feet is currently our headquarters and is planned to become our primary manufacturing facility. We are currently in final stages of due diligence and contract negotiation with the City of Osceola and the Arkansas Economic Development Commission. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require significant investment through the foreseeable future. We expect that investments and employee hiring requirements over the next 10 years will provide an opportunity for us to obtain significant local tax incentives, provided that the qualifying expenditures are made, and other related conditions are met. We are not currentlycontractually obligated to make these expenditures.

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

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2024, we have no contractual obligations.

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

We define our critical accounting policies as those accounting principles under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below:

We have been unable to maintain appropriate segregation of duties. We have yet to fully resolve such deficiencies as of the date of this filing. We have engaged, and continue to seek additional, experienced accounting professionals with relevant expertise to provide additional accounting services to supplement our efforts and mitigate the negative effects of our limited accounting staff.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent three-month period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended June 30, 2024 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2023

ITEM 1A. RISK FACTORS

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

Envirotech Vehicles, Inc.

Date: August 14, 2024	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Franklin Lim
Franklin Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)