Form 10-Q
period 2024-09-30
Envirotech Vehicles, Inc.
filed 2024-11-14
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of November 11, 2024 was 16,772,612.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

•	our ability to obtain, retain and grow our customers, and our dependence on a limited number of customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependence on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	our ability to respond and adapt to changes in electric vehicle technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$682,654	$456,719
Accounts receivable, net of allowance of $17,611 and $20,929 respectively	1,090,399	692,102
Inventory, net	6,703,221	6,830,593
Inventory deposits	2,857,314	3,300,388
Prepaid expenses	726,628	614,238
Other current assets	177,930	162,119
Total current assets	12,238,146	12,056,159
Property and equipment, net	441,728	320,687
Right-of-use asset	316,767	538,932
Goodwill	9,583,836	9,583,836
Other non-current assets	252,807	153,555
Total assets	$22,833,284	$22,653,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,082,445	$760,802
Accrued liabilities	1,114,307	452,236
Operating lease liability - short-term	313,479	291,263
Options liability, at fair value	471,014	—
Notes payable - current	590,274	269,245
Total current liabilities	3,571,519	1,773,546
Long-term liabilities
Operating lease liability - long-term	—	235,625
Related party note	303,000	—
Notes payable - long-term	5,731	10,420
Total liabilities	3,880,250	2,019,591

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 16,772,612 and 15,171,748 issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	170	152
Additional paid-in capital	90,087,804	85,245,925
Accumulated deficit	(71,134,940)	(64,612,499)
Total stockholders’ equity	18,953,034	20,633,578
Total liabilities and stockholders’ equity	$22,833,284	$22,653,169

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales	$—	$100,024	$1,623,260	$2,756,103
Cost of sales	133,931	80,283	1,245,149	1,739,005
Gross profit	(133,931)	19,741	378,111	1,017,098
Operating expenses
General and administrative	1,395,921	2,578,727	6,056,919	6,785,405
Consulting	55,000	(13,312)	55,000	207,930
Research and development	20,470	46,734	152,351	175,546
Goodwill impairment charge	—	3,392,129	—	3,392,129
Total operating expenses, net	1,471,391	6,004,278	6,264,270	10,561,010
Loss from operations	(1,605,322)	(5,984,537)	(5,886,159)	(9,543,912)
Other (expense)/income:
Interest (expense) income, net	(30,874)	(2,647)	(38,084)	43,455
Unrealized gain (loss) on financial instruments at fair value	403,625	—	(595,783)	—
Other expense	(2,415)	(1,239)	(2,415)	(9,903)
Total other (expense)/income	370,336	(3,886)	(636,282)	33,552
Loss before income taxes	(1,234,986)	(5,988,423)	(6,522,441)	(9,510,360)
Income tax expense	—	—	—	—
Net loss	$(1,234,986)	$(5,988,423)	$(6,522,441)	$(9,510,360)
Net loss per share to common stockholders:
Basic and diluted	$(0.08)	$(0.40)	$(0.41)	$(0.63)
Weighted shares used in the computation of net loss per share:
Basic and diluted	16,302,177	15,068,208	15,872,826	15,036,967

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578
Common stock issued for cash	348,889	$3	585,496		585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—	—	(4,532,363)	(4,532,363)
Balance, March 31, 2024	15,520,637	$155	$87,649,804	$(69,144,862)	$18,505,097
Common stock issued for cash	170,774	4	363,745	—	363,749
Stock based compensation	—	—	35,045	—	35,045
Net loss	—	—	—	(755,092)	(755,092)
Balance, June 30, 2024	15,691,411	$159	$88,048,594	$(69,899,954)	$18,148,799
Common stock issued for cash	512,047	5	849,995	—	850,000
Conversion of short-term note to common stock	505,051	5	1,046,254	—	1,046,259
Common stock issued - commitment fee (equity line of credit)	64,103	1	124,999	—	125,000
Stock based compensation	—	—	17,962	—	17,962
Net loss	—	—	—	(1,234,986)	(1,234,986)
Balance, September 30, 2024	16,772,612	$170	$90,087,804	$(71,134,940)	$18,953,034

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Stock based compensation	—	—	87,144	—	87,144
Net loss	—	—	—	(2,267,908)	(2,267,908)
Balance, March 31, 2023	15,021,088	$150	$84,010,494	$(54,196,428)	$29,814,216
Stock based compensation	—	—	105,166	—	105,166
Net loss	—	—	—	(1,254,029)	(1,254,029)
Balance, June 30, 2023	15,021,088	$150	$84,115,660	$(55,450,457)	$28,665,353
Common stock issued for services	85,000	1	(1)	—	—
Stock based compensation	—	—	1,105,074	—	1,105,074
Net loss	—	—	—	(5,988,423)	(5,988,423)
Balance, September 30, 2023	15,106,088	$151	$85,220,733	$(61,438,880)	$23,782,004

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,522,441)	$(9,510,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,174	93,737
Unrealized loss on marketable securities	595,783	9,903
Stock based compensation expense	1,871,386	1,297,384
Goodwill impairment charge	—	3,392,129
Changes in assets and liabilities:
Accounts receivable	(398,297)	449,322
Inventory	127,372	(1,210,921)
Inventory deposits	443,074	1,696,180
Prepaid expenses	(112,390)	3,190
Other assets	232,102	(112,382)
Accounts payable	317,456	90,272
Accrued liabilities	700,014	(238,030)
Other liabilities	(215,109)	—
Net cash used in operating activities	(2,848,876)	(4,039,576)
Cash flows from investing activities:
Purchase of property and equipment	(229,029)	(36,331)
Sale of marketable securities	—	2,342,643
Net cash (used in) provided by investing activities	(229,029)	2,306,312
Cash flows from financing activities:
Proceeds from issuance of common stock	1,799,248	—
Proceeds from issuance of convertible note	901,000	—
Proceeds from related party loan	300,000	—
Proceeds from debt	648,937	—
Principal repayments on debt	(345,345)	(213,161)
Net cash provided by (used in) by financing activities	3,303,840	(213,161)
Net change in cash, restricted cash and cash equivalents	225,935	(1,946,425)
Cash and cash equivalents at the beginning of the period	456,719	2,825,467
Cash and cash equivalents at the end of the period	$682,654	$879,042
Supplemental cash flow disclosures:
Cash paid for interest expense	$14,623	$5,808
Non-cash common stock issued for services	$—	$1
Stock issued for equity line of credit commitment fees	$125,000	$—
Cancellation of Convertible note cancelled and transferred to Notes payable - current	$1,025,743	$—
Conversion of short-term note to common stock	$1,046,259	$—
Capital expenditures unpaid on September 30, 2024	$4,187	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of  September 30, 2024 and the consolidated results of operations for the three and nine months ended September 30, 2024 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At September 30, 2024, the Company did have a concentration of customers; one customer balance accounts for approximately 74% of the outstanding accounts receivable. The Company did not record any revenue from the sale of vehicles for the three months ended September 30, 2024. One customer accounted for 73% or $1,179,000 of the reported revenue of $1,623,260 for the nine months ended September 30, 2024. The Company had accounts receivable, net of $1,090,399 and $692,102 on September 30, 2024 and  December 31, 2023, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had $0 restricted cash at  September 30, 2024 and  December 31, 2023, respectively. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had $0 marketable securities at September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $1,108,010 as of  September 30, 2024 and a recorded allowance for doubtful accounts of $17,611, resulting in a net trade accounts receivable balance of $1,090,399. The Company had trade accounts receivable of $713,031 as of  December 31, 2023 and an allowance for doubtful accounts of $20,929, resulting in a net trade receivable balance of $692,102. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  September 30, 2024 is from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,715,650 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $6,703,221 at  September 30, 2024. The Company had finished goods inventory on hand and a related inventory valuation of $6,843,022 and $12,429 allowance as of December 31, 2023, resulting in a net inventory balance of $6,830,593.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheet. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $2,857,314 and $3,300,388 as of  September 30, 2024 and December 31, 2023, respectively. Deposits paid to one vendor accounted for 97% of the deposits outstanding at September 30, 2024.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  September 30, 2024 and December 31, 2023, respectively, management did not identify any uncertain tax positions.

Net Income (Loss) Per Share—Basic net income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2024, 5,641,252 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,901,631 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest Bank at September 30, 2024.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, at  September 30, 2024 and December 31, 2023, respectively.

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

The Company has determined that it has one reporting unit, and based on both qualitative and quantitative analysis, it is management’s assessment at September 30, 2024, that $9,583,836 in goodwill did not experience impairment. The Company recorded a non-cash goodwill impairment charge of $5,098,784 for the year ended December 31, 2023 resulting in a goodwill balance of $9,583,836 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $20,470 and $152,351 during the three and nine months ended September 30, 2024, respectively. Research and development costs were $46,734 and $175,546 during the three and nine months ended September 30, 2023, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $17,962 and $1,871,386 was recorded for the three and nine months ended September 30, 2024, respectively. Non-cash stock-based compensation expense of $1,105,074 and $1,297,384 was recorded for the three and nine months ended September 30, 2023, respectively.

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

Leases—The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 11 - Leases.

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

The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Company's consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Recent Accounting Pronouncements

ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," that improves financial reporting by requiring public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic as required by this ASU.

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under Accounting Standard Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic within the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$70,136	$56,646
Leasehold improvements	188,824	136,847
Machinery and equipment	272,775	172,527
Vehicles	365,440	297,940
Test/Demo vehicles	30,685	30,685
Total property and equipment	927,860	694,645
Less accumulated depreciation	(486,132)	(373,958)
Net property and equipment	$441,728	$320,687

Depreciation expense was $36,303 and $112,174 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $34,192 and $93,737 for the three and nine months ended September 30, 2023, respectively.

4.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $11,983 of which $6,252 is classified as Notes Payable - current and $5,731 is classified as Notes Payable - long term on the Company's consolidated balance sheets on September 30, 2024.

Effective August 20, 2023, the Company entered into a premium financing agreement with First Insurance Funding to finance insurance coverages other than its directors' and officers' insurance coverages. The $467,074 loan is payable over nine months, beginning in September 2023, and bears interest at 8.2% with monthly payments of $53,675. The balance of this note, including accrued interest, is $0 on September 30, 2024.

Effective June 15, 2024, the Company entered into a premium financing agreement with First Insurance Funding to finance its directors' and officers' insurance coverages. The $232,067 loan is payable over nine months, beginning in July 2024, and bears interest at 8.25% with monthly payments of $24,093. The balance of this note, including accrued interest, is $164,108 on September 30, 2024.

Effective August 20, 2024, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance insurance coverages other than its directors' and officers' insurance coverages. The $417,051 loan is payable over eleven months, beginning in September 2024, and bears interest at 8.24% with monthly payments of $39,493. The balance of this note, including accrued interest, is $419,913 on September 30, 2024.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor ("Investor"). The origination fee of the Note was $99,000 and the maturity date of the Note was  September 30, 2024. The Investor was entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price of the Company's common stock on the maturity date. The Investor also had a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Investor received options to purchase 800,000 share of the Company's common stock at $1.50 per share. These options expire two years from the date of the Note. On May 6, 2024, the Note was cancelled and replaced with a short-term note. During the third quarter of 2024, the short-term note was converted into 505,051 shares of common stock.

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

The net proceeds of $901,000 are bifurcated between the Note and the options. The amount allocated to the options is $431,405 which is the fair value on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the three and nine months ended September 30, 2024. As a result of this election, the Company recorded an unrealized gain of $0 and an unrealized loss $556,174 for the three and nine months ended September 30, 2024 for the Note, respectively, and an unrealized gain of $403,625 and an unrealized loss of $39,609 for the three and nine months ended September 30, 2024 for the Options, respectively.

Related Party Loan

On August 13, 2024, the Company entered into a long-term loan arrangement (the "Oldridge Loan") with Phillip W. Oldridge ("Mr. Oldridge") whereby Mr. Oldridge loaned $300,000 to EVTV. The loan carries an interest rate of 8% and matures on January 1, 2026. The balance of this loan, including accrued interest at September 30, 2024 is $303,000.

Amount
2024	$231,816
2025	379,079
2026	307,168
Total Payments	$918,063

5.	Stockholders’ Equity

 On September 12, 2024, the Company entered into securities purchase agreements with four private investors with respect to the private placement of an aggregate of 512,047 shares of the Company’s common stock at a price of $1.66 per share and warrants to purchase up to an aggregate of 512,047 shares of Common Stock. The Company received aggregate gross cash proceeds from this private placement (exclusive of proceeds from any future exercise of the warrants) of $850,000.  The warrants have a term of two years and are exercisable at any time after September 16, 2024, at an exercise price of $1.66 per share. The warrants expire on September 11, 2026. See Note 6 - Stock Warrants.

Standby Equity Purchase Agreement

On September 23, 2024 (the "Effective Date"), the Company entered into a standby equity purchase agreement ("Original SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the Original SEPA, subject to certain limitations and conditions, the Company, at its sole discretion, shall have the right, not the obligation, to sell to Yorkville, and the Yorkville agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of the Company's shares of common stock at the Company's request any time from the Effective Date until the first day of the month next following the 36-month anniversary of the Effective Date. As a result of this Original SEPA, the Company issued 64,103 shares of the Company's common stock to Yorkville as a commitment fee. The Original SEPA was amended and restated October 31, 2024. See Note 12 - Subsequent Events for additional information.

6.	Stock Warrants

The Company’s outstanding warrants as of September 30, 2024 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	0.33
Outstanding warrants expiring May 7, 2026	958,334	$20.00	1.60
Outstanding warrants expiring September 11, 2026	512,047	$1.66	1.96
Outstanding warrants on September 30, 2024	1,901,631	$12.79	1.41

December 2020 Warrants

The warrants issued pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020 (the "Purchase Agreement"), thatwethe Company entered into with certain institutional and accredited investors and pursuant to which, among other things,wethe Company sold and issued, and the investorspurchasespurchased, shares ofourthe Company’s common stock and related warrants to purchase additional shares ofourthe Company’s common stock in a series of two closings (the "Financing") contain a call provision whereby the Company, after the 13-monhthmonth anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled.WarrantsFrom among these warrants, warrants for 12,833 shares of common stock expired in 2023., 431,250 warrants will expire on January 28, 2025 and 958,334 warrants will expire on May 7, 2026. As of September 30, 2024, these outstanding warrants have no intrinsic value.

September 2024 Warrants

See Note 5 - Stockholders' Equity for disclosures related to the warrants issued in conjunction with the private placements on September 12, 2024.

7.	Stock Options and Restricted Shares

The outstanding options at  September 30, 2024 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2023	1,207,888	$3.71	8.28
Options granted (expired) during 9 months ended September 30, 2024:	(2,778)	$2.65
Options Granted at $2.11 Exercise Price	1,378,364	$2.11
Options Granted at $2.66 Exercise Price	25,000	$2.66
Options Granted at $2.44 Exercise Price	100,000	$2.44
Options Granted at $1.50 Exercise Price	800,000	$1.50
Options Granted at $2.75 Exercise Price	2,000,000	$2.75
Options forfeited at $2.65 Exercise Price	(7,222)	$2.65
Options Granted at $1.76 Exercise Price	100,000	$1.76
Options Granted at $1.49 Exercise Price	20,000	$1.49
Options Granted at $2.20 Exercise Price	20,000	$2.20
Outstanding at September 30, 2024	5,641,252
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	7.27
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	7.27
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	6.23
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	3.57
Outstanding options at $2.65 Exercise Price	5,000	$2.65	8.55
Outstanding Options Granted at $2.10 Exercise Price	588,495	$2.10	8.78
Outstanding Options at $2.11 Exercise Price	1,378,364	$2.11	9.47
Outstanding Options at $2.66 Exercise Price	25,000	$2.66	9.37
Outstanding Options at $2.44 Exercise Price	100,000	$2.44	9.40
Outstanding Options at $1.50 Exercise Price	800,000	$1.50	2.30
Outstanding Options at $2.75 Exercise Price	2,000,000	$2.75	2.35
Options Granted at $1.76 Exercise Price	100,000	$1.76	9.74
Options Granted at $1.49 Exercise Price	20,000	$1.49	9.74
Options Granted at $2.20 Exercise Price	20,000	$2.20	9.73
Outstanding at September 30, 2024	5,641,252	$2.59	5.58

At  September 30, 2024 3,498,196 of the outstanding stock options were exercisable.

On January 18, 2024, in conjunction with the Note disclosed in Note 4 - Debt, the Company issued 800,000 options to purchase 800,000 shares of the Company's common stock with an exercise price of $1.50 to the Investor. See Note 4 - Debt, for additional disclosures related to this issuance.

On February 14, 2024, the Compensation Committee(the "Compensation Committee") of the Company's Board of Directors (the "Board") granted an employee options to purchase 25,000 shares of the Company's common stock at an exercise price of $2.66 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On February 23, 2024, the Compensation Committee granted to Franklin Lim, the Company’s Chief Financial Officer, options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.44 per share. The options vested immediately upon grant and expire on the tenth anniversary of the grant date.

On April 17, 2024, the Compensation Committee granted to an employee options to purchase 20,000 shares of the Company's common stock at an exercise price of $2.20 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 3, 2024, the Compensation Committee granted to an employee options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.49 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 17, 2024, the Compensation Committee granted to an employee options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.76 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

As of September 30, 2024, the outstanding stock options had intrinsic value of $250,200.

On February 28, 2024, the Company issued options to an external party to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.75 per share, contingent upon achieving certain sales targets. On September 30, 2024, the sales targets were not met and therefore, no compensation expense was recorded. These options expire on February 5, 2027.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $0 and $58,671 during the three and nine months ended September 30, 2024.

8.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 and $69,936 for the three and nine months ended September 30, 2024, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board is a director of ABCI. The Company recorded rent expense of $15,000 and $45,000 for the three and nine months ended September 30, 2024, respectively, in connection with the ABCI Office Lease.

The Company incurred $37,500 and $112,500 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board for the three and nine months ended September 30, 2024, respectively.

See Note 4 - Debt for disclosures related to the Oldridge Loan, a related party loan that was transacted during the third quarter of 2024.

9.	Commitments

Other Agreements

On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its then Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to 5% of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Board. The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. There are no future minimum payments under the terms of the Oldridge Agreement as Mr. Oldridge has the right to terminate the Oldridge Agreement without any contractual payments other than what has been stated in the Oldridge Agreement. According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry would receive an annual base salary of $200,000 and was eligible for a bonus at the sole discretion of the Board. Mrs. Emry would also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. The Emry Agreement provided that Mrs. Emry’s employment would continue until terminated in accordance with the Emry Agreement. If Mrs. Emry was terminated without cause or if she terminated her employment for good reason, Mrs. Emry was entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. Ms. Emry terminated her employment with the Company on October 15, 2024.

On  March 28, 2023, the Company entered into an agreement with Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the "Berthaphil Sublease"). The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in that region and the United States. See Note 11 - Leases for further information.

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

GreenPower Litigation

On December 17, 2019, GreenPower Motor Company Inc., a public company incorporated under the laws of British Columbia (“GreenPower”), of which Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, previously served as a senior officer and a member of its board of directors, filed a notice of civil claim, captioned GreenPower Motor Company Inc. v. Phillip Oldridge et al., Action No. S-1914285, in the Supreme Court of British Columbia, against Phillip Oldridge, his trust, Envirotech Drive Systems, Inc. and certain other companies affiliated therewith. On February 2, 2020, the Company and the other companies affiliated therewith named in the notice of civil claim filed a response to the civil claim in which they denied certain of the allegations. Fact discovery, through document disclosure and examinations for discoveries, in this matter remains ongoing. The Company believes it has meritorious defenses against GreenPower's claims and intends to vigorously defend itself against those claims.

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

11.	Leases

Operating leases

The Company has active operating lease arrangements for office space and warehouse facilities. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. Although these leases have terms that are either month-to-month or terms that are one year or less (with renewal options), the Company concluded in the fourth quarter of 2023 that the term renewal options are reasonably certain to be exercised. As a result of changes in certain circumstances related to some of the Company's short-term leases, the Company was required to classify such leases as operating leases in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases.

On  March 28, 2023, the Company entered into the Berthaphil Sublease with Berthaphil to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the Berthaphil Sublease is two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intends to use the leased space as a production facility as it seeks to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease.

On July 1, 2024, the Company entered into a month-to-month lease contract with Southern Management Corporation to lease a residence in Osceola, Arkansas for the purpose of housing certain of the Company's employees. The monthly lease cost is $3,000. This lease is treated as a short-term lease expense.

On August 26, 2024, the Company entered into a one-year lease contract with 120 Park SD, LLC to lease a location in Manalapan, New Jersey with the purpose of servicing the Company's New Jersey customers. The monthly lease cost is $2,900 and at the end of the one-year lease term, the lease converts into a month-to-month arrangement. This lease is treated as a short-term lease expense.

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

ROU assets at September 30, 2024 were $316,767. Short-term and long-term operating lease liabilities were $313,479 and $0 at September 30, 2024, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Nine Months Ended
	September 30,
	2024	2023
Lease expenses
Operating lease expenses	$267,803	$—
Short-term lease expenses	66,831	177,397
Total lease cost	$334,634	$177,397
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$259,048	$—
Weighted-average remaining lease term (in years):
Operating leases	1.00	—
Weighted-average discount rate:
Operating leases	14%	—%

Future minimum payments under operating leases are as follows:

2024	$87,924
2025	248,873
Total payments	$336,797

12.	Subsequent Events

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

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024 (the "Effective Date"), the Company entered into an amended and restated standby equity purchase agreement (the "A&R SEPA") that amends and restates in its entirety the Original SEPA with Yorkville. The terms of the A&R SEPA are substantially consistent with the terms of the Original SEPA, except that, pursuant to the A&R SEPA, Yorkville agreed to advance to the Company, subject to certain conditions, the principal amount of $3,000,000 (the "Prepaid Advance") which be evidenced by convertible promissory notes in two tranches. The first tranche of the Prepaid Advance was disbursed on October 31, 2024 in the principal amount of $2,000,000. Pursuant to the A&R SEPA, a discount of 5% was applied to the principal amount. The net cash amount received (less discount and fees) was approximately $1,752,000.

Maddox acquisition

On October 30, 2024, the Company entered into a membership interest purchase agreement (the “MIPA”) with  Maddox Industries, LLC (“Maddox Industries”), a provider of government contracting solutions based in Puerto Rico, and Jason Maddox, the sole member of Maddox Industries, to acquire all of the outstanding membership interests in Maddox Industries from Mr. Maddox. As consideration for the acquisition of Maddox Industries, at the closing, the Company will issue 3,100,000 shares of the Company’s common stock to Mr. Maddox (the “Stock Consideration”), provided that the number of shares of common stock constituting the Stock Consideration will be reduced by any number of whole shares of common stock exceeding 19.99% of the outstanding shares of common stock as of immediately prior to the closing. As additional consideration for the acquisition, during the six-month period following the closing (the “Earnout Period”), Mr. Maddox will be eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each such monthly payment, an “Earnout Payment”) in accordance with the terms of the MIPA. The Earnout Payment payable to Mr. Maddox for each calendar month during the Earnout Period, if any, will be equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any accounts receivable from any existing customer outstanding as of the closing during such calendar month, provided that all Earnout Payments payable by the Company to Mr. Maddox under the MIPA may not exceed $1 million. The acquisition includes a three-year contract manufacturing agreement to be executed at the Company’s expansive 580,000 square-foot facility in Osceola, Arkansas. The Board appointed Jason Maddox the President of the Company effective as of October 16, 2024.

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

For the three months ended September 30, 2024 and 2023 , we generated sales revenue of $0 and $100,024, respectively, and our net loss for the three months ended  September 30, 2024  and September 30, 2023 was $1,356,782 and $5,988,423, respectively. Included in our net loss for the three months ended September 30, 2024 is a non-cash unrealized gain on financial instruments of $403,625. Included in our net loss for the three months ended September 30, 2023 is a non-cash goodwill impairment charge of $3,392,129.

For the nine months ended September 30, 2024 and 2023 , we generated sales revenue of $1,623,260 and $2,756,103, respectively, and our net loss for the nine months ended  September 30, 2024  and September 30, 2023 was $6,644,237 and $9,510,360, respectively. Included in our net loss for the nine months ended September 30, 2024 is a non-cash unrealized loss on financial instruments of $595,783. Included in our net loss for the nine months ended September 30, 2023 is a non-cash goodwill impairment charge of $3,392,129.

On October 30, 2024, we entered into the MIPA with Maddox Industries, a provider of government contracting solutions based in Puerto Rico, and Jason Maddox, the sole member of Maddox Industries, to acquire all of the outstanding membership interests in Maddox Industries from Mr. Maddox. As consideration for the acquisition of Maddox Industries, at the closing, we will issue 3,100,000 shares of our common stock to Mr. Maddox (referred to herein as the “Stock Consideration”), provided that the number of shares of common stock constituting the Stock Consideration will be reduced by any number of whole shares of common stock exceeding 19.99% of the outstanding shares of common stock as of immediately prior to the closing. As additional consideration for the acquisition, during the six-month Earnout Period following the closing, Mr. Maddox will be eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each referred to herein as an “Earnout Payment”) in accordance with the terms of the MIPA. The Earnout Payment payable to Mr. Maddox for each calendar month during the Earnout Period, if any, will be equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any accounts receivable from any existing customer outstanding as of the closing during such calendar month, provided that all Earnout Payments payable by us to Mr. Maddox under the MIPA may not exceed $1 million. The acquisition includes a three-year contract manufacturing agreement to be executed at our expansive 580,000 square-foot facility in Osceola, Arkansas. The Board appointed Jason Maddox our President effective as of October 16, 2024.

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

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2024 to the corresponding periods ended September 30, 2023:

Sales

Sales for the three months ended September 30, 2024 and 2023 were $0 and $100,024, respectively. Sales for the three months ended September 30, 2023 consisted of logistics cargo vans. The decrease in sales was primarily due to among other things, less favorable market conditions in 2024 as compared to 2023 and our focus during the third quarter of 2024 on building up our facility for future anticipated sales.

Sales for the nine months ended September 30, 2024 and 2023 were $1,623,260 and $2,756,103, respectively. Sales for the nine months ended September 30, 2024 consisted primarily of 11 logistics cargo van, three cab and chassis trucks, one passenger van, two zippers, one sweeper and one forklift. Sales for the nine months ended September 30, 2023 consisted of 25 logistics cargo vans and one cab and chassis truck. The decrease in sales was primarily due to among other things, lower number of units sold, unfavorable product mix and less favorable market conditions in 2024 as compared to 2023.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 and 2023 were $133,931 and $80,283, respectively. Cost of sales for the nine months ended September 30, 2024 and 2023 were $1,245,149 and $1,739,005, respectively. Cost of sales for the three months ended September 30, 2024 consisted primarily of certain service costs related to our vehicles.

Gross margin percentage was 20% for the three months ended September 30, 2023. Gross margin percentage was 23% and 37% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross margin percentage was primarily due to less favorable product mix.

General and Administrative ("G&A") Expenses

G&A expenses were $1,395,921 and $2,578,727 for the three months ended September 30, 2024 and 2023, respectively. G&A expenses decreased by $1,182,806 primarily due to a decrease of $1,087,112 in stock compensation expense as a result of equity awards that vested immediately during the three months ended September 30, 2023, and lower costs of $95,694 during the three months ended September 30, 2024.

G&A expenses were $6,056,919 and $6,785,405 for the nine months ended September 30, 2024 and 2023, respectively. G&A expenses decreased by $728,486 primarily due lower legal and litigation costs of $489,484, lower marketing costs of $251,888, lower travel costs of $310,224, lower contract labor costs of $291,235, lower payroll costs of $115,231, lower investor relations costs and lower other expenses of $37,223, most of which were due to our cost savings initiative implemented to conserve spending, partially offset by an increase of $574,007 in stock compensation expense due to equity awarded during the first quarter of 2024 that vested immediately, and higher insurance costs of $192,792 due to higher overall premiums during the nine months ended September 30, 2024.

Consulting Expenses

Consulting expenses were $55,000 and ($13,312) for the three months ended September 30, 2024 and 2023, respectively. Consulting expenses were $55,000 and $207,930 for the nine months ended September 30, 2024 and 2023, respectively. The increase in consulting expenses for the three months ended September 30, 2024 versus the same period in 2023 was due to search and other labor costs for employees in anticipation of future expansion in the Osceola, Arkansas region. The decrease in consulting expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was due to a decrease in search costs for key employees.

Research and Development ("R&D") Expenses

R&D expenses were $20,470 and $46,734 for the three months ended September 30, 2024 and 2023, respectively, as the level of activity was significantly reduced. R&D expenses were $152,351 and $175,546 for the nine months ended September 30, 2024 and 2023, respectively as the level of activity was significantly reduced.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill. As a result of this test, we recorded an impairment charge of $3,392,129 related to our goodwill for the three and nine months ended September 30, 2023. No impairment charges were recorded for the three and nine months ended September 30, 2024.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized gain of $403,625 and an unrealized loss of $595,783 for the three and nine months ended September 30, 2024, respectively, on our financial instruments that we elected to measure at fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Cash flows used in operating activities	$(2,848,876)	$(4,039,576)
Cash flows (used in) provided by investing activities	(229,029)	2,306,312
Cash flows provided by (used in) financing activities	3,303,840	(213,161)
Net change in cash, restricted cash and cash equivalents	$225,935	$(1,946,425)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,848,876, primarily due to a net loss of $6,644,237, partially offset by changes in operating assets and liabilities, net of $1,094,222 and non-cash operating charges of $2,701,139. The changes in operating assets and liabilities, net was due to a decrease in inventory deposits of $443,074, a decrease in inventory of  $127,372, a decrease in other assets of $232,102, an increase in accounts payable of $317,456 and an increase in accrued liabilities of $700,014, partially offset by an increase in accounts receivable of $398,297, a decrease in other liabilities of $215,109 and an increase in prepaid expenses of $112,390.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $229,029, primarily from the purchase of property and equipment used in our current operations.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $2,306,312, primarily due to the sale of our marketable securities of $2,342,643, partially offset by $36,331 of capital expenditures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $3,303,840, primarily due to proceeds from the issuance of our common stock of $1,799,248, proceeds from the issuance of a convertible note of $901,000, proceeds from the Oldridge loan of $300,000 and proceeds from issuance of debt for $648,937, partially offset by the repayment of debt of $345,345.

Net cash used in financing activities during the nine months ended September 30, 2023 was $213,161, primarily due to the principal repayments on debt.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $682,654 and working capital of approximately $8,666,627. We believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bore interest at 2.75% annually. There was no maturity date for the line, but Centennial Bank could at any time, in its sole discretion and without cause, demand us to immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line was secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line could not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. This line was closed during the third quarter of 2023 and there was no principal amount outstanding at the time of closing.

Equity Line of Credit

On the Effective Date, we entered into the Original SEPA with Yorkville which was amended and restated on October 31, 2024 pursuant to the A&R SEPA (together with the Original SEPA, the “SEPA”). Pursuant to the SEPA, Yorkville will advance to us, subject to the satisfaction of certain conditions as set forth therein, the principal amount of $3 million (the “Pre-Paid Advance”), which will be evidenced by convertible promissory notes (the “Promissory Notes”) in two tranches. The Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on November 13, 2025, which may be extended at the option of Yorkville. The Promissory Notes are convertible at a conversion price equal to the lower of (i) $2.1480 per share or (ii) 93% of the lowest daily volume weighted average price of our common stock on Nasdaq as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.3580 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes).

The first tranche of the Pre-Paid Advance was disbursed on October 31, 2024 in the principal amount of $2 million. The second tranche of the Pre-Paid Advance will be in the principal amount of $1 million and advanced on the second trading day after the effectiveness of the registration statement filed for resale of all shares of common stock that are to be offered and sold to Yorkville pursuant to the SEPA. At the closing of each Pre-Paid Advance, Yorkville will advance to the Company the principal amount of the applicable tranche of the Pre-Paid Advance, less a discount in the amount equal to 5% of the principal amount of such tranche of the Pre-Paid Advance netted from the purchase price due and structured as an original issue discount. SeeNote 5 - Stockholders' Equity and Note 12 - Subsequent Events for additional information related to the SEPA.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2024, we have no contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 10 - Contingencies, there were no material developments during the quarter ended September 30, 2024 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2023

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2024, the Company, through a private placement exempt from registration under the Securities Act, sold 60,241 shares of Common Stock at a price of $1.66 per share and a warrant to purchase up to 60,241 shares of Common Stock to a private investor for a purchase price of $1.66 (exclusive of proceeds from any future exercise of the warrant). The warrant has a term of two years and is exercisable at any time after September 16, 2024, at an exercise price of $1.66 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Membership Interest Purchase Agreement, dated as of October 30, 2024, by and among Maddox Industries, LLC, Jason Maddox, and Envirotech Vehicles, Inc.	8-K	001-38078	2.1	11/5/2024
10.1	Standby Equity Purchase Agreement, dated September 23, 2024, by and between Envirotech Vehicles, Inc. and YA II PN, Ltd.	8-K	001-38078	10.1	9/27/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#

The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

Envirotech Vehicles, Inc.

Date: November 14, 2024	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Franklin Lim
Franklin Lim
Chief Financial Officer
(Principal Financial and Accounting Officer)