Form 10-K
period 2024-12-31
Envirotech Vehicles, Inc.
filed 2025-04-15
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

7510 Ardmore Street

Houston, TX 77054

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Stock Market LLC. on June 30, 2024, was approximately $27.6 million.

As of April 10, 2025, 23,106,392 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “contemplate,” “plan,”  “project,” “forecast,” “potential,” “possible,” “proposed,” “should,”“develop,” “opportunity,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,”  “aim,” “goal,”  “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement and include, among other things:

•	our ability to generate demand for our zero-emission commercial fleet vehicles in order to generate revenue;

•	our dependence upon external sources for the financing of our operations;

•	our ability to effectively execute our business plan;

•	our ability to successfully integrate and realize the benefits of strategic aquisitions;

•	our ability and our suppliers’ ability to scale our zero-emission products assembling processes effectively and quickly from low volume production to high volume production;

•	our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	the potential impact of product recalls and product liability claims relating to the product we distribute and other litigation;

•

our ability and our manufacturing partners’ ability to navigate the current disruption to the global supply chain and procure the raw materials, parts, and components necessary to produce our vehicles on terms acceptable to us and our customers;

•	our ability to obtain, retain and grow our customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependency on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•

the impact of legislation and/or government regulation on our business and industry, including, without limitation the status of government subsidies, rebates and economic incentives that support the development and demand of our products and services;

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

•

disruptions in our information technology systems, including, but not limited to, systems failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters.

You should read this Annual Report and the documents that we reference elsewhere in this Annual Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.  In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report regardless of the time of delivery of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report.

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “Envirotech,” the "Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

Part I

Item 1.	BUSINESS

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price cost instability and local, state and federal environmental regulatory compliance. We currently offer Class 2 through 4 logistics vans, Class 4 through 5 urban trucks, school buses, electric forklifts, street sweepers, neighborhood electric vehicles and right-hand drive vans and urban trucks.

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

For the years ended December 31, 2024 and 2023, our net losses were $8.8 million and $12.7 million, respectively. Included in the net losses for 2024 and 2023 were non-cash charges of approximately $2.7 million and $6.6 million, respectively.

On October 30, 2024, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maddox Industries, LLC, a Puerto Rico limited liability company (“Maddox Industries”), and Jason Maddox, the sole member of Maddox Industries (the “Seller”), pursuant to which, subject to the terms and conditions of the Purchase Agreement, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) in Maddox Industries (the “Maddox Acquisition”). In connection with the Maddox Acquisition, our Board of Directors (the “Board”) also appointed Jason Maddox as our President in October 2024.

As consideration for the Purchased Interests, at the closing of the Maddox Acquisition on December 18, 2024 (the “Closing”), the Company issued 3,100,000 shares of the Company’s common stock, par value $0.00001 per share (the “common stock”), to the Seller (the “Stock Consideration”). In addition, during the six-month period following the Closing (the “Earnout Period”), the Seller was eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each such monthly payment, an “Earnout Payment”), with the Earnout Payment for each calendar month being equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any closing receivable, as specified in the Purchase Agreement, during such calendar month, subject to an aggregate limit of $1 million with respect to all Earnout Payments payable under the Purchase Agreement.

See Note 3 – Acquisitions to the consolidated financial statements for additional information regarding the Maddox Acquisition.

Market Overview

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap, or tax, emissions in the automotive industry and throughout other industries. In particular, the Environmental Protection Agency ("EPA"), Tier 4 emission standards, California Air Resources Board ("CARB") regulations, and European Union Stage I, II, III, IV, V and VI regulations require significant reductions in the level of emissions and particulate matter produced by diesel power systems and are increasing the costs associated with producing carbon-intensive fuels. On June 25, 2020, CARB passed a first-in-the-world rule, generally referred to as the Advanced Clean Truck regulation (the “Advanced Clean Truck Regulation”), requiring truck manufacturers to sell increasing percentages of zero-emission medium and heavy-duty trucks, starting with the 2024 model year. Numerous other states have adopted California’s standards established under this rule. More recently, on April 28, 2023, CARB issued the Advanced Clean Fleets rule (the “Advanced Clean Fleets Rule”) that would require owners of medium- and heavy-duty vehicle fleets to begin their transition toward zero-emission vehicles starting in 2024. However, in January 2025, CARB withdrew its request to the EPA for waiver of the Clean Air Act’s federal preemption provisions for the Advanced Clean Fleets Rule, and now the status of this rule remains uncertain.

On January 20, 2025, President Trump signed Executive Order 14154 “Unleashing American Energy” (“Executive Order 14154”), which may have direct implications on the policies and regulations that impact the automotive and transportation industries. This executive order seeks to rescind waivers granted by the EPA for California's zero emission vehicle regulations with a focus on eliminating any “electric vehicle mandates” and terminating “state emission waivers that function to limit sales of gasoline-powered vehicles” (which would include the Advanced Clean Truck Regulation) and modify and/or eliminate the greenhouse gas standards for trucks discussed above. As a result, the status of the U.S. and state emission regulations discussed above remain uncertain. Moreover, federal support for electric vehicle adoption generally may be in jeopardy under the Trump administration, as President Biden’s executive orders directing the federal government to transition to an all-electric fleet of cars and trucks have been rescinded. Additionally, the Trump administration has halted all federal funding for electric vehicle infrastructure and has ordered the termination of federal subsidy programs for EVs.

These developments threaten the incentive structure needed for EVs. Even so, other regulations are expected to increase both the cost and size of emission-compliant diesel power products, primarily due to the need to incorporate additional combustion and after-treatment components. A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. As the price of crude oil remains volatile and the threats of climate change and air pollution increase as public concerns, we believe the search for more cost-effective and cleaner fuels has become more important. Electricity has emerged as a cleaner-fuel solution to these challenges. The price of alternative fuels such as electricity is often substantially less than diesel or gasoline, and alternative fuels can result in the production of lower amounts of greenhouse gases and other air pollutants. In addition, several public utilities in California and elsewhere have applied to their states’ public utility commissions for rate increases to be used for the purchase or leasing of electric vehicles and infrastructure. Additional requests have been made by the utilities to offer favorable costs for electric bus charging.

According to the Global EV Outlook 2024 report by the International Energy Agency (“IEA”), nearly 14 million new electric vehicles were registered globally in 2023. This amount was 3.5 million higher than in 2022, a 35% year-on-year increase. According to the IEA, electric vehicles sales accounted for 18% of all cars sold globally in 2023, up from 14% in 2022. In 2024, electric car sales in the United States are projected to rise by 20% compared to the previous year, translating to almost half a million more sales, relative to 2023. According to the 2024 Global Hybrid & Electric Cars industry profile report by MarketLine, the global market for hybrid and electric cars is set to follow a double-digit growth trend over the forecast period between 2023 and 2028. The Asia-Pacific and European regions have been the leaders in electric vehicles adoption, accounting for 53% and 29% of the global market for hybrid and electric cars in 2023, respectively, with North America representing 15% of the market. Government policy, however, remains ever-changing and likely continues to play a foundational role in the rate of adoption around the world.

In China, the government has mandated that electric vehicles make up 40% of all auto sales by 2030. Meanwhile, we believe that tightening emissions standards and high fuel taxes in Europe will result in substantial increases in the market share of electric vehicles. According to the Global EV Outlook 2024 report by the IEA, in 2023, just under 60% of new electric vehicle registrations were in China, compared to just under 25% in Europe and 10% in the United States. In the U.S., new electric vehicle registrations totaled 1.4 million in 2023, increasing by more than 40% compared to 2022. The overall market for electric vehicles consists of multiple, discrete markets for various vehicle types, including passenger cars, buses, two-wheelers and others. Passenger cars are the most prominent, but two-wheelers are far more prevalent, particularly in Asia, and buses and trucks, although smaller in number, are significantly higher in price and often purchased in bulk by major corporate customers or government or transit agencies.

Charging infrastructure is another important factor in electric vehicles adoption rates. According to Pew Research Center report, there were approximately 61,000 publicly accessible electric vehicles charging stations in the United States as of February 2024, with the number of charging stations more than doubling since 2020. S&P Global estimates that by 2030, the United States will need 2.13 million Level 2 and 172,000 Level 3 chargers. In an effort to help address this need, in September 2022, the National Electric Vehicle Infrastructure Program, established and funded by the Infrastructure Investment and Jobs Act (the “IIJA”), which was signed into law on November 15, 2021, provided  $5 billion in funding to all 50 U.S. states, D.C. and Puerto Rico to strategically deploy electric vehicles charging infrastructure and to establish an interconnected network to facilitate data collection, access, and reliability.  Additionally, the IIJA included $7.5 billion to build a national network of 500,000 chargers by 2030. However, in early 2025, the Trump administration issued a pause on all IIJA funding directed towards, among other programs, electric vehicles infrastructure development and subsidy programs. That funding remains paused subject to the review of the Office of Management and Budget (the “OMB”). The OMB has released some paused IIJA funding, but funding for the programs focused on supporting the electric vehicles industry remains frozen. The future of key federal funding and electric vehicles tax credits from the IIJA and Inflation Reduction Act (the “IRA”) is uncertain as Congress moves forward with its tax reform bill expected to pass early summer 2025. The House and Senate have both passed their respective budget resolutions on strict party-line votes, and the Republican majorities in both chambers of Congress have signaled that clean energy tax credits are possible targets for elimination to pay for extending the 2017 Tax Cuts and Jobs Act (TCJA) tax cuts and other key aspects of the Trump administration’s agenda. The extent to which the IIJA funding and IRA tax credits, specifically those supporting electric vehicles, will be amended or eliminated remains unclear. However, it is likely that some if not all of these funding avenues will be affected.

Commercial Vehicles

In 2023, according to the IEA’s Global EV Outlook 2024 report by the IEA, nearly 50,000 electric buses and around 54,000 medium- and heavy-duty trucks were sold worldwide, representing about 3% of all bus sales and over 2.5% of truck sales worldwide. China continues to dominate production and sales of electric (and fuel cell) trucks and buses, contributing to about 60% of global electric bus sales in 2023. However, the global market is growing and is expected to continue to grow in the foreseeable future.

Medium- and Heavy-Duty Trucks:

According to the International Council on Clean Transportation (“ICCT”) report, “Zero-Emission Bus and Truck Market in the U.S. (Jan–June 2024)”, U.S. sales of zero-emission heavy-duty vehicles saw notable growth,  with 1,381, or 0.56%, of the approximately 120,000 new heavy-duty vehicles being registered in the U.S. during the first half of 2024 being zero-emission vehicles. This represents a significant increase from the 0.30% share observed in 2023. According to the ICCT,  zero-emission buses in the U.S. reached a milestone in the first quarter of 2024, representing nearly 11% of all bus registrations—the first instance of double-digit market penetration in any heavy-duty vehicle segment. Despite technological advancements, electric trucks still represent a small fraction of total truck sales. Challenges such as supply chain issues and inadequate charging infrastructure have impeded more rapid adoption.

Environmental Benefits

Because heavy-duty commercial vehicles consume considerably more fuel than light duty passenger vehicles, the environmental benefits of replacing conventionally fueled commercial vehicles with electric vehicles can also be substantial. Whereas an electric passenger car may reduce greenhouse gas (“GHG”) emissions by 3 tons per year as compared to a conventional car, replacing a conventional Class 8 port drayage truck with an electric equivalent can substantially reduce GHG emissions. Specifically, electric buses and trucks produce zero tailpipe emissions, leading to reductions in nitrogen oxides (NOx) and particulate matter (PM). This shift can improve air quality, particularly in urban areas, benefiting public health. Replacing a conventional diesel bus with an all-electric bus can achieve a 78 metric ton (approximately 171,961 pounds) reduction in GHG emissions. Electric buses can also reduce nitrous oxide emissions by 47 kg (approximately 104 pounds) per year compared to a diesel bus and 19 kg (approximately 42 pounds) compared to a clean natural gas (“CNG”) bus. As discussed below, we believe these pollution reductions have had the greatest impact in the electric bus market, where municipalities are the principal purchasers.

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

According to recent research of Energy Innovation Policy & Technology, the decline in costs of electric heavy duty vehicles as compared to their diesel counterparts has accelerated, meaning that costs will fall faster than previously expected in 2030. By 2030, even when excluding available consumer incentives, electric heavy duty vehicles in most categories will be less expensive than their diesel counterparts. Governments worldwide are implementing policies to accelerate the adoption of electric commercial vehicles. For example, Transport for London embarked on a mission to electrify London’s iconic red business and, today, London boasts one of Europe’s largest electric bus fleets, with more than 1,600 zero-emission buses out of a total of 9,000. Similarly, the Los Angeles County Metropolitan Transportation Authority has committed to transitioning its entire bus fleet to zero emissions by 2030, with significant progress already made in electrifying certain bus lines. However, the future of federal policy towards electric vehicles in the U.S. remains uncertain.

In summary, the transition to electric heavy-duty vehicles presents significant environmental advantages, including substantial reductions in GHG emissions and air pollutants. Ongoing technological advancements, supportive policies, and successful case studies underscore the potential for widespread adoption of electric buses and trucks in the coming years.

Trucks

Some of the main markets for electric trucks include delivery vans, shuttle buses, and utility or work trucks, each of which has its own set of challenges. Where hybrid electric vehicles have greater operational flexibility, and require less charging infrastructure, battery electric vehicles can be either short range, which can charge quickly and operate with limited interruption, or long range, which requires longer charging times but more intraday operational flexibility. Because of charging needs and restrictions, we believe short-haul fleet vehicles that operate in a limited geographic area and return to central locations, such as delivery vans and shuttle buses, are the best candidates for electrification.

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

Electrification in the medium- and heavy-duty vehicle sector is increasing in the U.S. with California leading the way. Increasing investment in the sector from public and private sources, however, is expected to generate growth and significantly increase the number of electric trucks and buses on the road in the near term. Upfront costs associated with electric trucks and buses are expected to decline significantly through 2030 as battery prices fall, making them competitive on a total cost of ownership basis.

U.S.—Federal Laws and Incentives

During the first few months of 2025, the Trump administration introduced significant change in the prior administration’s positions and policies supporting electric vehicles. As part of the Executive Order 14154, the Trump administration eliminated the “electric vehicle mandate,” specifically directing the termination of state emissions waiver programs and other subsidies exclusively designed to support the electric vehicle market. Executive Order 14154 also paused all funding disbursed under the IRA and the IIJA directed at “Green New Deal” infrastructure and specifically mentioned electric vehicle charging stations as an industry subject to the pause. In March 2025, the EPA announced that EPA would be reconsidering vehicle emissions regulations but have not yet announced any proposed changes.

Along with holding many U.S. certifications, we are identified as an eligible manufacturer by the Internal Revenue Service ("IRS") of light- to heavy-duty electric vehicles in the United States. This is significant because, as of January 1, 2023, federal tax credits are available for electric cars and trucks from eligible manufacturers. Individuals that purchase electric vehicles weighing less than 14,000 lbs. will receive a credit of $7,500. Commercial operators will receive a tax credit of up to $40,000 for each purchased vehicle over 14,000 lbs. Furthermore, with the Alternative Fuel Infrastructure Tax Credit, depending on the size of the chargers, businesses are eligible for a tax credit of up to 30% of the cost of the chargers and infrastructure, up to $100,000 per unit. Additionally, the Senate passed the IRA, the budget reconciliation bill that includes $3 billion over five years to establish a new grant program to install electrified equipment and reduce emission at ports. Each of these credits may be subject to amendment, reduction, or elimination in Congress’s upcoming reconciliation bill.

We source components and parts to build our all-electric vehicles from suppliers globally, and the importation of these parts, components and vehicles to North America are subject to tariffs which have recently increased and may increase further in the future. In particular, electric vehicles and electric vehicle batteries that are imported from China to the United States became subject to a 100% and 25% tariff, respectively, in 2024. In March 2024, the Trump administration imposed a 20% additional tariff on all goods imported from China. While the tariffs on electric vehicles imported from China may increase competitiveness within the U.S. market, these tariffs are also expected to increase the costs of manufacturing electric vehicles in the U.S. The Trump administration’s inconsistent tariff policies have also contributed to declines in major stock indices. The S&P 500 and Nasdaq Composite experienced significant downturns since the start of 2025, with concerns over tariffs potentially accelerating inflation and creating uncertainty for business leaders.

In addition, on January 29, 2025, Secretary of Transportation directed the Department of Transportation to rescind existing corporate average fuel economy standards and eliminate electric vehicle incentives. In March 2025, the EPA announced a formal reconsideration of the 2009 Endangerment Finding that classified greenhouse gases as harmful to human health. This finding is the legal underpinning of a host of climate regulations for motor vehicles, power plants and other pollution sources.

In summary, recent policy shifts have significantly altered the trajectory of electric vehicle adoption and environmental regulations in the U.S. The rollback of incentives, imposition of tariffs, and deregulatory measures have created a complex landscape for manufacturers, consumers, and policymakers involved in the electric vehicles sector.

U.S.—State Laws and Incentives

Numerous U.S. states continue to play a central role in the promotion and adoption of electric vehicles, including zero-emission medium- and heavy-duty commercial vehicles (Class 4–8). Among these, California remains a leader in electric vehicles policy, having pioneered regulations and incentive programs that have since been adopted or adapted by other jurisdictions.

California offers a suite of incentives for both individual and fleet electric vehicle owners, including tax credits and rebates, access to high-occupancy vehicle lanes, and various grant and loan programs. California maintains the nation’s most stringent tailpipe emissions standards and continues to implement the Zero-Emission Vehicle ("ZEV") program, which mandates automakers to produce an increasing percentage of zero-emission vehicles. These regulations have fostered the creation of a market for trading compliance credits among manufacturers, further incentivizing electric vehicles production and sales.

California, New York, and New Jersey have also implemented voucher-based programs that significantly lower the cost of electric vehicles for both individuals and businesses. These programs offer additional incentives for qualifying entities, including minority-, women, and veteran-owned businesses and those operating in designated low-income or disadvantaged communities. Furthermore, California and New York have enacted legislation to ban the sale of new internal combustion engine (“ICE”) vehicles by 2035, establishing long-term regulatory clarity and market demand for zero-emission alternatives.

Key state-level commercial vehicle incentives include:

●

California – HVIP (Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project): Offers point-of-sale vouchers ranging from $20,000 to over $120,000 per eligible Class 4–8 vehicle, depending on vehicle size, fuel type, and fleet characteristics. Bonus incentives are available for vehicles operating in disadvantaged communities.

●

New Jersey – NJZIP (New Jersey Zero Emission Incentive Program): Provides vouchers up to $175,000 per Class 4–8 zero-emission vehicle. Small businesses, minority-, women-, and veteran-owned enterprises may qualify for additional bonus incentives.

●

New York – NYTVIP (New York Truck Voucher Incentive Program): Offers vouchers of up to $215,000 per battery-electric Class 4–8 truck and up to $385,000 for transit buses. Fleets operating in environmental justice communities or owned by disadvantaged businesses receive priority funding.

●

Texas – Texas Emissions Reduction Plan (TERP): While primarily focused on emissions reductions from ICE vehicles, TERP provides funding for fleets replacing older diesel trucks with new zero-emission alternatives. Texas also offers a $2,500 light-duty electric vehicles rebate.

●

Pennsylvania – Medium- and Heavy-Duty Zero Emission Vehicle (ZEV) Grant Program: Offers funding to replace Class 4–8 diesel vehicles with zero-emission models. Grants may cover up to 90–100% of project costs for government or financially distressed municipalities.

●

Colorado – Clean Fleet Vehicle and Charging Incentives: Offers stackable grants and tax credits for commercial electric vehicle purchases and infrastructure installation. Incentives scale with vehicle weight and community impact.

●	Utah – Heavy-Duty Alternative Fuel Vehicle Tax Credit: Provides up to $12,000 per vehicle (phasing down annually) for eligible alternative fuel Class 4–8 vehicles.

These state initiatives complement federal programs, including the Commercial Clean Vehicle Credit, which as of 2024 provides a tax credit of up to $40,000 per qualifying commercial vehicle over 14,000 lbs. (Class 4–8), and the Alternative Fuel Infrastructure Tax Credit, which offers up to 30% of the cost of commercial charging stations, capped at $100,000 per unit.

These policies collectively provide a supportive regulatory and financial framework for fleet operators and manufacturers investing in electric commercial vehicle platforms. They also create an opportunity for companies positioned to supply zero-emission trucks and infrastructure to high-demand urban corridors, port areas, and disadvantaged communities aligned with state climate and environmental justice goals.

Our Solution

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of ownership. Our vehicles are manufactured by OEMs located in China and Malaysia and marketed, sold, warrantied and serviced through our developing distribution and service network. Our vehicles are designed to help fleet operators unlock the benefits of technology that reduces GHG, NOx, PM and other pollutants, as well as to address the challenges of local, state and federal regulatory compliance and traditional-fuel price cost instability.

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

• Reduce Maintenance Costs of Existing Vehicles. Zero-emission electric vehicles generally have lower maintenance costs. These reduced maintenance costs may take the form of longer service intervals between brake system maintenance, elimination of internal combustion engine oil and oil filter changes, reduction or elimination of transmission oil and oil filter changes, reduction or elimination of air filter changes, elimination of emissions systems services, elimination of diesel emission fluid use, elimination of emissions and the elimination of certification tests.

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

Our Strategy

We intend to capitalize on these opportunities by pursuing the following key strategies:

●

Build VSP Fleet Sales and Develop Sales Staff. Following the impact of the COVID-19 pandemic and associated economic challenges in 2020, we eliminated our in-house sales team. While we were unable to fully reestablish a dedicated sales force through 2021, 2022, and 2023, we began rebuilding our commercial sales team in 2024. We supplemented these efforts with executive-led outreach, as well as collaboration with industry professionals with established relationships in the commercial trucking sector, municipal and state transportation departments, and school districts. As we saw the growing demand for electric logistics vans with independent Vehicle Service Providers (“VSPs”) that have service contracts under franchise agreements with major retailers we engaged Plugd as a dealer and partner that would buy and lease our electric vans to these VSPs. The VSPs have been slow to purchase or lease fleets and requirements of building specific Class 2 Vans have not been as quick to convert to sales as expected. While we shall continue to work towards VSP fleet sales, we will also focus on building our internal sales team to set up physical dealers in key states such California, New Jersey, New York, and Texas, and other states that have heavy incentives for our electric vehicle products.

●

Build Dealership and Service Networks. We plan to continue with a buildout of our dealership and service network to support sales, delivery, and post-sale service of our purpose-built, zero-emission electric commercial vehicles. In 2024, we added a New Jersey service center to fully support our largest customer base which is in the New Jersey corridor between New York City and Philadelphia. We have invested in a full- service station with battery services to make sure there is support for our New Jersey customers. We have invested in a full-service station with battery services to make sure there is support for our New Jersey customers. We also plan to open a service center in Houston, Texas. In addition to our buildout of our service centers, we plan to build out dealer service centers, which will include a parts department to create additional revenue for our company as well as our dealers as well as provide warranty work and a program for dealers. We also plan to develop training programs for our dealers to support their sales efforts. We plan to have a strong focus on building out our California dealers as we have submitted our new model year vehicles to CA HVIP which we believe should qualify for state incentives that we expect to drive small business and fleet sales in the state of California.

●

Develop Third-Party Relationships. We finalized several strategic partnerships in 2024 and remain actively engaged in discussions to expand our relationships with third-party service providers, suppliers, upfitters, technology integrators, and distribution partners. These relationships are key to supporting our vehicle deployments and ensuring customer satisfaction across target geographies and vehicle classes.

●

Provide Demonstrations. We plan to have product demonstrations to key fleet services and government agencies. These demonstrations remain a key element of our market development strategy, particularly as new product classes move from prototype to commercialization.

●

Obtain Approvals from Incentive Programs. Our vehicles have been approved for several critical state and federal incentive programs. As of 2024, our Class 4 through 8 vehicles remain eligible for the Commercial Clean Vehicle federal tax credit of up to $40,000 per vehicle. Our new products have also been submitted to be eligible under the California HVIP program and to continue under the New Jersey NJZIP voucher program, among others. These programs materially reduce the total cost of vehicle ownership for our customers and increase our competitive positioning.

●

Grow Our Manufacturing, Installation and Service Capability. In 2024, we made substantial progress in expanding our operational footprint at our Osceola, Arkansas facility. We began final assembly and integration of vehicle sub-systems at this location. We built a battery balancing room within the facility to house battery components and perform battery assembly and balancing tasks. We plan to open up our headquarters in Houston, Texas as we believe having administrative functions in a large metro area will give us larger access to executive level talent and logistics customers that operate from Houston. We also plan to open a final assembly and pre-delivery location for sales and support within the Houston and the broader Texas region. The Houston location will also house R&D (as defined below), engineering, and sales efforts for us as well as production and logistics functions for the recent Maddox Acquisition.

●

Expand Technical Support Capabilities. In response to growing customer demand and vehicle deliveries, we have expanded our technical support team, including the hiring of additional service technicians and field support staff. These resources are focused on providing maintenance, diagnostics, warranty support, and repairs for deployed vehicles in both domestic and international markets.

●

Introduce New Products and Platforms. As market demand for electrification expands, we plan to grow our product offerings beyond vehicle platforms. Our development roadmap includes the integration of Electric Vehicle Supply Equipment, vehicle-to-grid hardware, stationary energy storage systems, and advanced power management technologies. These complementary offerings will enable us to provide fleet customers with a more complete zero-emission transportation ecosystem.

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

Backlog

As of December 31, 2024, we had a backlog of two zero-emission Class 4 trucks and 42 zero-emission Class 4 cargo vans, which consists of unfilled firm orders for products undersigned contracts with customers.

Employees

As of December 31, 2024, we had 22 employees in total, which are all full-time employees. None of our employees were covered by collective bargaining agreements and we believe our employee relations are good.

Competition

The electric vehicle market has experienced significant turbulence, with numerous companies facing financial challenges, restructuring, or ceasing operations altogether.

The electric vehicle market remains highly competitive, with both established manufacturers and new entrants striving to capture market share. Traditional automotive companies, such as Ford and General Motors, continue to invest heavily in electric vehicle development despite facing operational challenges. Newer companies like Rivian are working to overcome production hurdles to establish a foothold in the market. The recent bankruptcies and operational difficulties among several electric vehicle startups highlight the volatility and capital-intensive nature of the industry.

As the market evolves, companies with robust financial backing, scalable production capabilities, and strong strategic partnerships are better positioned to navigate the challenges inherent in the electric vehicle sector.

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

Governmental Programs and Incentives

We believe that the availability of government subsidies and incentives currently is an important factor considered by our customers when purchasing vehicles that utilize our technology, and that our growth depends in part on the availability and amounts of these subsidies and incentives. This is especially true over the next five to ten years. While the federal government previously allocated $5 billion for the Clean School Bus Program, another $5 billion for the National Electric Vehicle Infrastructure program, $3 billion over 5 years to establish a new grant program to install electrified equipment and reduce emission at ports and federal tax incentives, the status of this funding and several other related programs remains uncertain due to the current Trump administration’s change in policies and pause on any funding for any “Green New Deal” infrastructure under the IRA. While we do not yet know the nature of these policy changes, such changes may have a material and adverse effect on the implementation and continued existence of key electric vehicles support programs.

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

Clean Truck and Bus Voucher Incentive Project (“HVIP”)

HVIP is a CARB program administered by CALSTART, the purpose of which is to help speed the early market introduction of clean, low-carbon hybrid and electric trucks and buses. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. It is a statewide program. On November 17, 2022, CARB approved the Fiscal Year 2022-23 Funding Plan for Clean Transportation Incentives, which included an allocation of over $1.7 billion to be administered by HVIP. On November 16, 2023, CARB approved the Fiscal Year 2023-2024 Funding Plan for Clean Transportation Incentives, which included an allocation of $80 million to be administered through HVIP. On November 21, 2024, CARB approved the Fiscal Year 2024-25 Funding Plan for Clean Transportation Incentives, which did not include any additional allocation funding to HVIP for Fiscal Year 2024-2025 due to limited funds and needs of other project categories. Funds from previous years are expected to support HVIP until the next budget appropriation.

HVIP vouchers range in amounts depending on the gross vehicle weight of the purchased vehicle and the number of vehicles purchased. Zero-emission Class 3 trucks are currently eligible for up to $45,000 per vehicle. Class 4 and Class 5 vehicles are funded at the $60,000 per vehicle level and Class 6 and Class 7 vehicles are eligible for $85,000 per vehicle. Depending on project location (i.e. if in a disadvantaged area community census tract) those amounts can be increased to $51,750, $69,000 and $107,525 per vehicle, respectively. However, HVIP may also be revising per vehicle amounts available for future grant periods.

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

New York Truck Voucher Incentive Program ("NYTVIP")

NYTVIP is a first-come, first-served incentive program funded by the New York State Energy Research & Development Authority. The structure and process for fleets to secure incentives is similar to that of HVIP discussed above. Eligible vehicles include all-electric, hybrid-electric, and CNG trucks and buses. Funding for eligible vehicles domiciled in New York State can reach $385,000 per vehicle. Class 4 and 5 all electric trucks are eligible for up to $100,000 per vehicle and $125,000 per vehicle in funds respectively (i.e., up to 95% of the incremental cost over diesel). We were named an approved dealership in the summer of 2020, and our vehicles are included on the NYTVIP eligible vehicle list for the program. As of March 2024, the New York State Energy Research & Development Authority website reported $46.1 million in total funding availability under NYTVIP.

New York School Bus Incentive Program (“NYSBIP”)

As of January 31, 2024, NYTVIP no longer funds school buses. Funding for zero emission school buses and charging equipment is now awarded separately through NYSBIP.

In the 2022 budget, the New York State Legislature and Governor established a deadline for the transition to zero-emission school buses. Specifically, all school buses purchased in New York State must be zero-emission buses by 2027 and all school buses operating within the state must be zero-emission by 2035. Further, in 2022, voters across New Yorkers voted to approve the Clean Air, Clean Water and Green Jobs Environmental Bond Act (“Bond Act”), which includes $500 million to support the transition to zero-emission buses. New York State Energy Research & Development Authority established NYSBIP to distribute the Bond Act funding to school districts to achieve the state’s zero-emission goals and assist school districts in complying with the zero-emission school bus mandate.

New York City Clean Trucks Voucher Program ("NYCCTVP")

In support of the transition to all-electric vehicles, in early February 2020, New York City Mayor Bill de Blasio signed an executive order requiring electrification of the city’s entire municipal vehicle fleet by 2040.

In October 2020, we were named an approved dealership and our vehicles have been listed on the eligible vehicles list for the New York City Clean Trucks Program. This program provides funding for new electric truck purchases by New York City customers to replace and scrap older polluting ICE vehicles. The rebate incentive funding program provides New York City fleet owners $100,000 per vehicle for an all-electric Class 4 truck sold to them by Envirotech, and $125,000 per vehicle for a Class 5 all-electric truck. The amounts increase for Class 6-Class 8 trucks.

New Jersey Zero Emissions Incentive Program ("NJZIP")

The New Jersey Zero Emissions Incentive Program is a $90 million pilot voucher program that supports businesses and institutions purchasing new, zero-emission vehicles operating in New Jersey by offering up to $175,000 towards the purchase of battery-electric vehicles. In June 2021, we were named an approved vendor in the program. The program will fund vouchers ranging in value from $20,000 to $175,000 for businesses and institutional organizations looking to transition their fleets to zero emissions. Bonuses are available for small businesses and minority-, women-, and veteran-owned businesses. NJZIP is funded by proceeds allocated to the New Jersey Economic Development Authority by the Regional Greenhouse Gas Initiative (“RGGI”) for the purposes of reducing harmful emissions, especially in communities disproportionately impacted by transportation emissions, and creating economic opportunity within the state.

Volkswagen Environmental Mitigation Trust Funds

Beginning in 2018, all 50 states were eligible for millions in funds per year to on-road vehicle projects. Several states have provided carve outs specifically for electric vehicles and, in some cases, electric school buses. For example, California, Illinois, Indiana, Michigan and Ohio have each allocated funds directly to electric school bus projects. For instance, California’s Zero-Emission School Bus and Infrastructure project provides per vehicle incentives of up to $375,000. These states have been in the process of funding their initial rounds or are developing specific funding plans. We have engaged with several of these states to support the development of such plans, including funding the purchase of other commercial vehicles, provided that the buyer surrenders a qualifying existing fossil-fueled vehicle in order to qualify for the funding.

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

CARB also manages several incentive and rebate programs and awards hundreds of millions of dollars in grants to reduce emissions from on- and off-road vehicles and equipment. CARB is responsible for program oversight. CARB awards grants and funds through the Air Quality Improvement Program (AB 118), the Carl Moyer Program, the Voucher Incentive Program for enhanced fleet modernization and emission reduction, and the Lower- Emission School Bus Program/School Bus Retrofit and Replacement Account. On June 25, 2020, CARB passed the Advanced Clean Truck Regulation, requiring truck manufacturers to sell increasing percentages of zero-emission trucks starting with the 2024 model year. Numerous other states have adopted California’s standards established under this rule. More recently, on April 28, 2023, CARB issued the Advanced Clean Fleets Rule that would require owners of medium- and heavy-duty vehicle fleets to begin their transition toward zero-emission vehicles starting in 2024. However, in January 2025, CARB withdrew its request to the EPA for waiver of the Clean Air Act’s federal preemption provisions for the Advanced Clean Fleets Rule, and now the status of this rule remains uncertain.

California Energy Commission ( “ CEC ” )

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

Funding for this program is authorized through the IIJA and may be subject to pause in funding implemented under Executive Order 14154.

Commercial Clean Vehicle Credit

Businesses and tax-exempt organizations that buy a qualified commercial clean vehicle may qualify for a clean vehicle tax credit of up to $40,000 under Internal Revenue Code (IRC) 45W. The maximum credit is $7,500 for qualified vehicles with GVWRs of under 14,000 pounds and $40,000 for all other vehicles. This tax credit may be subject to amendment or elimination in 2025 reconciliation bill.

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

Funding for this program is authorized through the IIJA and is likely subject to the Executive Order 14154’s funding pause directed at electric vehicles infrastructure or subsidy programs.

Heavy-Duty Zero Emission Vehicle ("ZEV") and Infrastructure Grants

During the Biden administration, EPA announced its plan to create a grant program for heavy-duty ZEVs and associated infrastructure by spring 2024. The IRA invested $1 billion to replace dirty heavy-duty vehicles with clean, zero-emission vehicles, support zero-emission vehicle infrastructure, and to train and develop workers. The EPA planned on distributing this $1 billion in funding for clean heavy-duty vehicles between 2024 and 2031.

On March 12, 2025, the EPA announced that it would be reconsidering heavy-duty vehicle emissions regulations promulgated during the Biden administration. It is likely that these grants will be paused, eliminated, or amended to expand grant eligibility to include non-electric vehicles.

Diesel Emissions Reduction Act ("DERA")

The EPA established the DERA Program to reduce pollution emitted from diesel engines through the implementation of varied control strategies and the involvement of national, state, and local partners. DERA includes programs for existing diesel fleets, regulations for clean diesel engines and fuels, and regional collaborations and partnerships.

Funding for the DERA program was created under the Energy Policy Act of 2005. The Trump administration has not indicated that this program will be amended or eliminated.

Other State Incentives

Most state provides a variety of electric vehicles incentives, as well as private enterprises incentives. The states with the most significant state-specific incentives include California, New Jersey, New York and Massachusetts.

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

On March 12, 2025, the EPA announced that it would be reconsidering medium-duty and heavy-duty vehicle emissions regulations, signaling a rollback of emissions standards. The extent to which these regulations will be changed is unknown, but it is likely that restrictions on vehicle emission limits will be reduced or eliminated.

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

Business Developments and Operational Updates

As part of the Company’s ongoing growth strategy, several significant operational initiatives and partnerships were pursued and announced in recent periods. The following provides context and updates on these developments, including matters relating to property acquisition, production agreements, incentive programs, and financing discussions.

Osceola Facility Development and Acquisition

The Company has entered into a purchase agreement, through its wholly owned affiliate 1425 Ohlendorf Road LLC, for a manufacturing facility located in Osceola, Arkansas. While a contractual framework was established and the Company commenced investment in the facility under a lease agreement, the transaction has not yet closed, and legal title to the property has not yet transferred. Discussions with the City of Osceola are ongoing and have involved revisions to certain terms, including facility improvements, easement arrangements, and purchase conditions. The Company continues to work diligently toward finalizing the transaction and enhancing the facility to support future production capacity.

Arkansas Incentive Program Engagement

The Company engaged with the Arkansas Economic Development Commission (AEDC) regarding potential state-level incentive support for its Arkansas-based operations. AEDC provided a proposal outlining the potential for up to $27 million in incentives, subject to various approvals, documentation, and performance thresholds. While initial steps were taken to align with program requirements, the final agreement was not executed by AEDC, and the proposed incentive package remains subject to formalization. The Company remains in contact with relevant stakeholders and continues to explore avenues of support for its activities in the region.

Production for International Fleet Operators

The Company entered into a right-hand drive electric school bus development initiative for a Southeast Asia-based transportation provider, Yeap Transport Services. Development and homologation efforts were completed to meet applicable standards. However, due to unforeseen changes in leadership within the customer organization, the Company was notified in late 2024 that the program would not proceed. Discussions regarding potential redeployment of those units are ongoing as part of the Company’s broader international strategy.

Customer Orders and Strategic Agreements

From time to time, the Company announces the execution or anticipated execution of agreements with distributors, customers, or funding partners. In certain cases, these arrangements may be subject to further documentation, execution of final purchase orders, or third-party approvals. For example:

●	An anticipated vehicle purchase arrangement with DaVinci Innovations was discussed and included early-stage dealership activity, though no final binding purchase order has been received to date.
●

Discussions with capital providers, including Karla Mae Capital, involved exploration of non-dilutive financing mechanisms. A related purchase order discounting facility for up to $10 million was subsequently finalized with GOBA Capital, reflecting the Company’s continued pursuit of flexible funding options to support growth.

Sales Incentive Programs

As part of its participation in the New Jersey Zero-Emission Incentive Program (NJ ZIP), the Company has delivered a cumulative total of 76 vehicles to qualified recipients since its initial involvement in 2021. These deliveries occurred over the course of the program and reflect the Company’s commitment to supporting clean vehicle deployment in key markets.

Company Information

We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website is www.evtvusa.com. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

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

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Such risks are discussed more fully below and include, but are not limited to, risks related to:

●	Our history of losses and our ability to achieve and/or sustain profitability in the future;

●	Significant fluctuations in our operating results, and the resulting difficulty in predicting our operating results;

●	Our future growth being dependent upon demand for new mid-sized zero-emission trucks and cargo vans, and other fleet vehicles;

●	Our ability to compete successfully against current and future competitors;

●

Our sales cycle, which can be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and generate revenue from those customers;

●	Developments in alternative technologies or improvements in the internal combustion engine, which may materially adversely affect the demand for electric vehicles and our products;

●	Our ability to keep up with advances in zero-emission electric vehicles technology, which will impact our ability to obtain or maintain a competitive position in the market;

●	The demand for commercial zero-emission electric vehicles depending, in part, on the continuation of current trends resulting from historical dependence on fossil fuels;

●	Our ability to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs;

●	Our ability to manage our anticipated growth effectively, which will affect our ability to execute our business plan, maintain high levels of service and adequately address competitive challenges;

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

●	Harm to our brand image that could result from a failure of our suppliers to use ethical business practices and comply with applicable laws and regulations;

●	The success of our strategic relationships with third parties and our ability to identify and form adequate strategic relationships in the future;

●	The ability of our suppliers to scale their zero-emission vehicle manufacturing and assembling processes effectively and quickly from low volume production to high volume production;

●	Our exposure to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	The possibility of being compelled to undertake product recalls;

●	The adequacy of our warranty reserves to cover future warranty claims;

●	The adequacy of our insurance strategy to protect us from all business risks;

●	Our ability to design, develop, market and sell zero-emission electric vehicles and other product offerings that address additional market opportunities;

●	The availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to EVs;

●	Our service model, which may be costly for us to operate and may not address the service requirements of our prospective customers;

●	Our exposure to substantial regulation and unfavorable changes in such regulations;

●	Vehicle dealer and distribution laws, which could adversely affect our ability to sell our commercial zero-emission electric vehicles;

●	Environmental laws and regulations that could impose substantial costs upon us and cause delays in opening our sales, service and assembly facilities;

●	Failure to protect our intellectual property rights, which could impair our ability to protect our proprietary technology;

●	Our exposure to claims of infringement of another party’s intellectual property rights;

●	Legal and administrative proceedings that could result in substantial liabilities;

●	Our use of battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames;

●	Unfavorable conditions in the global economy, inflation and high interest rates and capital market liquidity issues;

●

Our dependence on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities;

●	Our management team’s limited experience in operating a public company;

●	Forecasts of market growth that may prove to be inaccurate, and our ability to grow our business at similar rates, or at all;

●	The availability of additional capital on acceptable terms, if at all, to support business growth;

●	Our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures;

●	Our ability to utilize a significant portion of our net operating loss or research and development tax credit carryforwards;

●	Volatility in the price of our common stock, which could result in substantial losses for our stockholders;

●	Securities or industry analysts not publishing research or publishing inaccurate or unfavorable research about our business;

●	Our ability to meet our publicly announced guidance or other expectations about our business;

●	Our intent to not pay dividends for the foreseeable future; and

●	Provisions in our charter documents and under Delaware law that could discourage a takeover that stockholders may consider favorable.

Risks Related to Our Business

We have a history of losses and we may not achieve and/or sustain profitability in the future.

For the years ended December 31, 2024 and 2023, we incurred net losses of $8.8 million and $12.7 million, respectively. The 2023 net loss included approximately $5.1 million of non-cash goodwill impairment charges. As of December 31, 2024, we had working capital of approximately $5.9 million and accumulated deficit of approximately $73.5 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	make investments required to move our operations to our new corporate headquarters and manufacturing facility in Houston, Texas;

•	design, develop and manufacture our light to medium to heavy-duty fleet vehicles and their components;

•	increase our sales and marketing to acquire new customers; and

•	increase our general and administrative functions to support our growing operations.

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

While we believe that our existing cash and cash equivalents and our working capital as of December 31, 2024 will be sufficient to fund our operations during the next twelve months, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations. In February 2022, we acquired a US manufacturing facility in Osceola Arkansas that will require additional debt and/or equity capital in order to purchase related equipment and set up production lines which is expected to require significant additional investment through 2027. Recently, we announced that we will be moving our corporate headquarters and certain functions of our manufacturing facility to Houston, Texas. As a result, this transition will incur costs that may be significant. In addition, additional capital expenditures will be required to set up the infrastructure that is necessary to our operations.

Our operating results may fluctuate significantly, which makes out future operating results difficult to predict and could cause our operating results to fall below expectations.

We may experience quarterly fluctuations in our operating results due to a number of factors, many of which are outside our control, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Additionally we expect our period-to-period operating results to vary based on our operating costs, which we anticipate will increase significantly in future periods as we, among other things, design and develop our zero-emission vehicles and drivetrain systems, open new design, sales and service facilities, hire additional technology staff, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result comparing our operating results, on a period-to-period basis may not be meaningful. You should not consider our past results in any projected growth rate or as indicative of our future performance. We have a limited ability to forecast our future revenue, costs and expenses and, as a result, our operating results may from time to time fall below our estimates.

In addition, recent changes to our business model as a result of the Maddox Acquisition make it difficult to evaluate our current business and our future prospects. We have limited insight into other trends that may emerge and affect our business. Our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could decline, either suddenly or over time.

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

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, new zero-emission trucks and other fleet vehicles. If this market does not develop as we expect or develops slower than expected, our business, prospects, financial condition and operating results will be harmed, and we may need to raise additional capital. This market is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of new zero-emission vehicles include:

•

perceptions about zero-emission electric vehicles quality, safety design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of any electric vehicle;

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

•	the availability of service for zero-emission electric vehicles;

•	the environmental consciousness of owners of diesel- and gasoline-powered buses, truck and other fleet vehicles;

•	changes in the cost of oil and gasoline;

•	government regulations and economic incentives, including a change in the administrations and legislations of federal and state governments, promoting fuel efficiency and alternate forms of energy;

•	access to charging stations both public and private, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives and rebates to purchase and operate electric vehicles or future regulation requiring increased use of zero-emission or hybrid vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors such as, among other things, inflation and high interest rates which could diminish our ability to access the capital markets for funding our business.

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

The market for commercial zero-emission electric vehicles is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

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

We expect competition in our industry to intensify in the future in light of anticipated increased demand for alternative fuel vehicles, continued globalization, and consolidation in the worldwide automotive industry. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure which may materially and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and to our overall market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new products or services that compete with or surpass the quality, price or performance of our products or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. A disruptive technology advancement in the electric vehicle industry by a competitor, such as in energy storage, traction motors or power electronics, could adversely affect the sales of our products.

Demand in the zero-emission electric vehicles vehicle industry is volatile, which may materially and adversely affect our business, prospects, operating results and financial condition.

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

The sales cycle for our business, from initial contact with a potential lead to contract execution and implementation, typically takes significant time and is difficult to predict. Our sales cycle, in some cases, has lasted nine months or more. Our sales efforts involve educating our customers about the use, capabilities and benefits of our products and services. Some of our customers undertake a significant evaluation process that frequently involves not only our products and services but also the offerings of our competitors. This process can be costly and time-consuming. In addition, once a customer is inclined to purchase our products, their ability, in most cases, to issue a purchase order is dependent on being granted funding towards the purchase. It is very difficult for us or our customers to predict the timing of the release of such funding, or if they will receive at all. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. The substantial time and money spent on our sales efforts may not generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for electric vehicles and our products.

Significant developments in alternative technologies, such as advanced diesel, ethanol and other renewable fuels, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, compressed natural gas or propane, which are abundant and relatively inexpensive in North America, may emerge as consumers’ preference. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies or customer preferences, could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in zero-emission electric vehicles technology, we may suffer an inability to obtain a competitive position in the market or suffer a decline in our competitive position.

There are companies in the zero-emission electric vehicle industry that have developed or are developing vehicles and technologies that compete or will compete with our vehicles. Our competitors may be able to provide products and services similar to ours more efficiently or at greater scale. We may be unable to keep up with changes in zero-emission electric vehicle technology and, as a result, may suffer a decline in our competitive position, which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in zero-emission electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new vehicles in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternatives if we are unable to source and integrate the latest technology into our vehicles. For example, we do not currently manufacture the items required to produce our vehicles, including battery cells, which makes us dependent upon other suppliers of technology for our battery packs, motors and other components of our electric vehicles. If for any reason we are unable to keep pace with changes in commercial electric vehicle technology, particularly battery technology, our competitive position may be adversely affected.

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

If we are unable to reduce and/or maintain a sufficiently low level of cost for designing, manufacturing, marketing, selling and distributing and servicing our zero-emission electric vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture, and sales of our zero-emission vehicles.

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

We have expanded our operations in the last several years and anticipate that further expansion will be required to achieve our business objectives. The growth and expansion of our business, including the requirements of being a public company, places a continuous and significant strain on our management, operational and financial resources. Our future operating results depend largely on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	establishing sufficient sales, service and service facilities in a timely manner;

•	forecasting production and revenue;

•	hiring and training new personnel as production scales;

•	controlling expenses and investments in anticipation of expanded operations;

•	implementing and enhancing administrative infrastructure, systems and processes; and

•	addressing new markets;

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

A significant public health crisis, pandemic or disease outbreak, could adversely impact our business as well as those of our suppliers and customers. For example, the COVID-19 pandemic disrupted the global vehicle industry and customer sales, production volumes, supply of components critical to our business, and purchases of zero-emission electric vehicles by end-consumers. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. The extent to which a pandemic or similar significant health crises will impact our business in the future is uncertain. In addition, to the extent such significant health crises may adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.

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

Our success depends upon the continued service of Mr. Phillip Oldridge, our Chief Executive Officer, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge of electric vehicles. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with automotive or transportation experience. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of Mr. Oldridge or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business.

Our management has limited experience in operating a public company. If we fail to manage our growth effectively, we may not be able to develop, produce, make or sell our products or services successfully.

Most of our executive officers have limited experience in the management of a publicly traded company. Management may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our executive officers’ time may be devoted to these activities, which will result in less time being devoted to the management and growth of the Company. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.

Additionally, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. Competition for individuals with this experience is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in zero-emission EVs, electric drivetrain systems and conversions and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We may selectively pursue acquisitions of complementary businesses and technologies, which could divert capital and our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2024, we completed the Maddox Acquisition. As with our prior acquisitions, the pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

There have been significant changes to U.S. trade policies, including tariffs affecting China, Canada and Mexico, and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. These changes have resulted in uncertain economic and political conditions that have made it difficult for us and our suppliers to accurately forecast and plan future business activities. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on the business and financial condition of our suppliers, which, in turn, would negatively impact us.

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

The complexity in our business is expected to continue growing as we introduce new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our zero-emission products as well as limited experience allocating our available resources among the design and production of multiple zero-emission units. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. The zero-emission electric vehicles industry may experience significant product liability claims and we face inherent risk of exposure to claims in the event our zero-emission products do not perform as expected or malfunction and personal injury or death results. Our risks in this area are particularly pronounced given the limited field experience of our zero-emission vehicles, number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects and operating results. We have added product liability insurance on a claims-made basis for all our zero-emission products with appropriate annual limits. However, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition.

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

We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we have recently transitioned to target owners of trucks (all classes inclusive of 3–7) and vans between 10,000 pounds GVWR to 19,500 pounds GVWR, commercial fleets, including white fleets of school districts and other fleet users of these vehicles, including government entities. Successfully offering all electric vehicles in this market requires delivering a vehicle with different characteristics than an ICE-powered vehicle at a price that is competitive with other similar vehicles. Because the markets are still growing in their acceptance of our new all-electric products, it is difficult to project increases in market acceptance and our ability to generate sales in volumes as we currently intend. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to electric vehicles. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. For example, in the United States, we and our customers benefit from significant subsidies in connection with the purchase of our vehicles under the California HVIP, CARB, NYTVIP, NYCCTP, NJZIP, Maryland Clean Fuels Incentive Program, local air quality management districts, the electric vehicles Demonstration Project, and state-level Clean Cities programs. Under these programs, purchasers of qualifying vehicles and those who convert their existing vehicles are eligible to receive subsidies or incentives from $55,000 to $385,000 per qualifying vehicle purchased or converted. The elimination of certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could adversely impact sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. The Trump administration has begun rescinding federal support for zero-emission electric and hybrid vehicles, and key agencies like the EPA and the Department of Energy have indicated future plans to roll back environmental regulations, waiver programs, and federal subsidies that benefit the industry. Further financial support from legislation like the IRA and IIJA may be eliminated or reduced in of Congress’s 2025 reconciliation bill. We currently benefit from certain government and economic incentives supporting the development and adoption of zero-emission electric vehicles. If government subsidies and economic incentives to produce and purchase zero-emission electric vehicles were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be materially and adversely affected.

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

The application process for these funds and other incentives is and will continue to be highly competitive, and there is no guarantee that we will obtain such funds or incentives

Our service model may be costly for us to operate and may not address the service requirements of our prospective customers.

Our business plan is not to develop company owned and operated service and warranty centers but to leverage existing third-party bus and truck facilities to sell and to service our new vehicles through our FAR network. This business plan, while it has been effective thus far, may not prove to be workable in the future, and we may be forced to establish our own facilities at some point, resulting in substantial capital expenditures and increased operating costs. Zero-emission electric commercial vehicles incorporate new and evolving technologies and require specialized service. These special service arrangements now and in the future may continue to be costly and we may not be able to recoup the costs of providing these services to our customers. In addition, a number of potential customers may choose not to purchase our commercial zero-emission electric vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service vehicles that utilize our technology, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired. There can be no assurance that these service arrangements or our limited experience servicing vehicles that utilize our technology will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we are able to deliver annually increases. If we do not adequately address our customers’ service needs, our brand and reputation may be adversely affected, which, in turn, could have an adverse effect on our business, prospects, financial condition and operating results.

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

Our decentralized assembly, sales and service model presents numerous challenges and we may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

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

The battery packs in our manufactured vehicles use lithium-ion cells, which have been used for years in laptop computers, cell phones and electric vehicles. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers, cell phones, and Tesla, Inc.’s electric vehicles bursting into flames have focused consumer attention on the safety of these cells. In addition, a limited number of side-impact tests carried out by NHTSA on non-commercial passenger vehicles containing lithium-ion batteries and thermal management systems containing liquid coolant have resulted in post-collision fires under certain conditions. Any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our electric vehicles. These events have raised questions about the suitability of lithium-ion cells for automotive applications. A field failure of our battery packs may occur, particularly if one of our manufactured or converted vehicles is involved in a collision, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our manufactured or converted vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity or negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve vehicles that utilize our technology, could seriously harm our business, prospects, financial condition and operating results.

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

•

revisions in consumer protection laws to ensure that consumers are fully informed of the particular operational characteristics of vehicles could increase our costs associated with warning labels or other related customer information dissemination; and

•	dissolution of incentive structures for electric vehicle adoption resulting from the changes in federal policy with the introduction of a new presidential administration.

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

We may be involved in legal and administrative proceedings that could result in substantial liabilities.

We may be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. In addition, we may become involved in securities class action litigation or shareholder litigation in connection with prior offerings of our common stock. Such proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Our management determined that our disclosure controls were not effective as of December 31, 2024. If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

Based on the evaluation required by Section 404 of the Sarbanes-Oxley Act, our management determined that our internal control over financial reporting was not effective as of December 31, 2024, primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020, through the closing of our acquisition of Envirotech Drive Systems, Inc. (“EVT") in March 2021 into 2024, during which we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the years ended December 31, 2021, 2022, 2023 and 2024.

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

Risks Related to our Financial Condition

We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.

Our business is capital-intensive. We need to raise additional capital in the short- and long-term to operate our business and scale our manufacturing, among other activities. We need to raise additional capital especially if we begin manufacturing our vehicles in the United States. We intend to continue to make investments to support our business growth and will require additional funds as we scale our operations and respond to the potential future business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improving our operating infrastructure or acquiring complementary businesses and technologies.

While we believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months, we will need to engage in additional equity or debt financing to secure additional funds. We do not expect to be able to satisfy our cash requirements solely through product sales in the near future, therefore we expect to rely on the net proceeds from our previous offerings and available debt financing to fund our operations. We intend to employ various strategies to obtain the required funding for future operations, such as continuing to access capital through the A&R SEPA (as defined in Part II, Item 7 (Management's Discussion and Analysis of Financial Conditions and Results of Operations), of this Annual Report, pursuant to which approximately $22.0 was available as of December 31, 2024. However, we will not be able to access funds under the A&R SEPA until the outstanding convertible promissory notes thereunder have been paid in full. Our access to advances under the A&R SEPA is also dependent on the market price of our common stock and the registration of sufficient shares to be sold under the A&R SEPA. As a result, the A&R SEPA cannot be included as a source of liquidity for our ASC 205-40 analysis.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders will suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when and if we require it, our ability to continue to support our business growth, and to respond to business challenges would be significantly impaired and, we would have to significantly reduce our spending, delay or cancel our planned business activities or substantially change our corporate structure. As a result, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to the A&R SEPA, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We are currently out of compliance with the Nasdaq’s continuing listing requirements and if we fail to satisfy all such requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our common stock price has been and may in the future be below the minimum bid price for continued listing on Nasdaq. On March 6, 2025, we received notice from Nasdaq indicating that the closing bid price for our common stock had fallen below the minimum bid price for continued listing for 30 consecutive trading days and was no longer in compliance with the minimum bid requirement. In order to regain compliance, the closing bid price of our common stock must be equal to or above the minimum bid price for a period of 10 consecutive trading days prior to September 2, 2025. In the event we fail to meet this requirement by such date, we may be eligible for an additional grace period of another 180 days, so long as we meet the applicable market value of publicly held shares requirement and other applicable listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, on the trading date prior to the deadline, and inform Nasdaq of our intent to cure this deficiency. If we fail to meet these requirements or fail to satisfy any other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

We may not be able to utilize a significant portion of our net operating loss or research and development tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a 20-year carryforward and, if not utilized, will begin to expire in 2032. Similarly, state NOLs generated for tax years 2018 and after will also have a 20-year carryforward and, if not utilized, will begin to expire in 2038. These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Following the completion of the our acquisition of EVT, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVT in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The Company recognized a full valuation allowance for all deferred tax assets for the years ended December 31, 2024 and December 31, 2023.

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

•	press releases or other public announcements by us or others, including our filings with the SEC;

•	changes in the market perception of all-electric and hybrid products and services generally or in the effectiveness of our products and services in particular;

•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or products and services by us or by our competitors;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	announcements regarding litigation involving us;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float;

•	resales of our common stock under the A&R SEPA; and

•	any other factors discussed in this report.

The market price and volume of our common stock could fluctuate, and in the past has fluctuated, relative to our limited public float. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to defend against a takeover attempt;

•

establish a classified Board, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the Board, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

Item 2.  PROPERTIES

In February 2022, we announced the planned acquisition of a manufacturing facility located in Osceola, Arkansas. The facility, comprising approximately 580,000 square feet, currently serves as our operational base and is intended to become our primary manufacturing site. While we commenced investment in the facility and operations are active under a lease structure, the underlying property transaction remains subject to final closing. We continue to work collaboratively with the City of Osceola to finalize terms related to site development, easements, and purchase conditions.

In the first quarter of 2025, we announced the relocation of our corporate headquarters to Houston, Texas. The Osceola facility remains a central asset in our manufacturing strategy. Our previously leased warehouse and production facility in Corona, California was assigned to our former sub-lease tenant effective April 1, 2022. We also lease other office and storage space on a month-to-month basis or under agreements with terms expiring within one year.

In March 2023, the Company entered into an agreement with Berthaphil, Inc. to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the lease is two years and two months with a turnover date of July 1, 2023 and a rental commencement of September 1, 2023. While the Company intended to use the leased space as a production facility, an executive decision was made to close this warehouse at December 31, 2024.

Item 3.  LEGAL PROCEEDINGS

The information set forth under Note 13 to our consolidated financial statements contained in Item 8, Part II of this Annual Report is incorporated herein by reference.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “EVTV.”

Holders

As of April 10, 2025, we had approximately 158 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we currently plan to retain any earnings to finance the growth of our business. Any future determination relating to dividend policy will be made at the discretion of our Board and will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board.

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

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies, colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price instability and local, state and federal regulatory compliance.

For the years ended December 31, 2024 and 2023, respectively, we generated sales revenue of approximately $1.9 million and $2.9 million, respectively, and our net losses were $8.8 million and $12.7 million, respectively. The 2024 loss includes approximately $2.4 million of non-cash expenses. The 2023 loss includes approximately $6.6 million of non-cash expenses, including a goodwill impairment charge of approximately $5.1 million.

Maddox Acquisition

On October 30, 2024, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maddox Industries, LLC, a Puerto Rico limited liability company (“Maddox Industries”), and Jason Maddox, the sole member of Maddox Industries (the “Seller”), pursuant to which, subject to the terms and conditions of the Purchase Agreement, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) in Maddox Industries (the “Maddox Acquisition”). In connection with the Maddox Acquisition, our Board also appointed Jason Maddox as our President in October 2024.

As consideration for the Purchased Interests, at the Closing, we issued the Stock Consideration to the Seller. In addition, during the Earnout Period, the Seller was eligible to receive up to six Earnout Payments, with the Earnout Payment for each calendar month being equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any closing receivable, as specified in the Purchase Agreement, during such calendar month, subject to an aggregate limit of $1 million with respect to all Earnout Payments payable under the Purchase Agreement.

On December 18, 2024 (the “Closing Date”), we consummated the Maddox Acquisition. This strategic partnership is set to enhance our capabilities in U.S. manufacturing and logistics, delivering a multimillion-dollar revenue stream from government contracts over the next three years while creating U.S. based manufacturing jobs.

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

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including unrealized loss on financial instruments at fair value, interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2024 and 2023.

Results of Operations

The following discussion compares operating data for the year ended December 31, 2024 to the data for the year ended December 31, 2023:

Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change
Sales	$1,870,060	$2,862,853	$(992,793)	-35%

Sales were approximately $1.9 million for the year ended December 31, 2024, compared to $2.9 million for the year ended December 31, 2023. Sales for the year ended December 31, 2024, consisted primarily of 13 logistics cargo vans, three cab and chassis trucks, one passenger van, two zippers, one sweeper and one forklift.  Sales for the year ended December 31, 2023 consisted of 24 logistic cargo vans sold primarily to customers in New Jersey and California through the states’ incentives programs and 2 cab and chassis trucks sold to other customers. The decrease in sales was primarily due to among other things, lower number of units sold, unfavorable product mix and less favorable market conditions in 2024 as compared to 2023.

Cost of Goods Sold

	Year Ended December 31,
	2024	2023	$ Change	% Change
Cost of goods sold	$1,381,257	$1,857,273	$(476,016)	-26%

Cost of sales related to the sales revenue described above were approximately $1.4 million for the year ended December 31, 2024, which resulted in gross profit of $0.49 million and a gross margin percentage of 26%, compared to approximately $1.9 million for the year ended December 31, 2023, which resulted in gross profit of $1.01 million and a gross margin percentage of 35%. The decrease in gross margin percentage was primarily due to less favorable product mix.

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
General and administrative	$8,146,275	$8,171,344	$(25,069)	(0)%
Consulting	70,000	213,930	(143,930)	-67%
Research and Development	192,885	236,181	(43,296)	-18%
Goodwill impairment charge	—	5,098,784	(5,098,784)	-100%
Total operating expenses, net	$8,409,160	$13,720,239	$(5,311,079)	-39%

1 Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Stock-based compensation expense	$1,889,353	$1,322,577	$566,776	43%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $8.1 million, compared to $8.2 million for general and administrative expenses for the year ended December 31, 2023. General and administrative expenses decreased slightly by $0.1 million primarily due to a decrease in legal and professional costs of $0.1 million as a result of lower litigation activities, a decrease in advertising and marketing costs of $0.3 million and travel costs of $0.1 million as part of our cost savings initiatives, lower contract labor costs of $0.2 million due to lower activity levels and an initiative to utilize employees, lower investor relation costs of $0.3 million due to lower activity and lower overall expenses, partially offset by slightly higher payroll costs, higher rent of $0.3 million, higher insurance premiums of $0.1 million and higher stock compensation expense of $0.6 million.

Consulting

Consulting expenses were $70,000 for the year ended December 31, 2024, as compared to $0.2 million for the year ended December 31, 2023. The decrease in consulting expenses was primarily due to a decrease in search costs for key employees in 2024 as compared to 2023.

Research and Development

Research and development expenses were relatively flat at $0.2 million for the years ended December 31, 2024, and 2023.

Goodwill Impairment Charge

Based on the annual impairment test, we recorded a non-cash goodwill impairment charge of $5.1 million as of December 31, 2023.

Other Income (Expense)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest income	$7,669	$34,835	$(27,166)	(78)%
Unrealized loss on financial instruments at fair value	$(633,981)	—	(633,981)	N/A
Other (expense) income, net	(302,306)	(4,155)	(298,151)	7176%
Total other (expense) income, net	$(928,618)	$30,680	$(959,298)	(3127)%

Interest income, net consists primarily of interest earned on short-term investments. Interest income, net decreased by $27,166 in 2024 compared to 2023, primarily due to lower balances on our short-term investments during 2024.

We recorded a non-cash unrealized loss of $0.6 million for the year ended December 31, 2024, on our financial instruments that we measured at fair value.

Other (expense) income, net consists of interest expense and other miscellaneous non-operating items. Interest expense increased due to higher debt levels on short-term borrowings. We also recorded commissions of approximately $0.1 million related to debt borrowings during the fourth quarter of 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $0.2 million and working capital of $5.9 million.  We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our present operations during the next 12 months and beyond.  However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

In February 2022, we moved into an approximately 580,000 square foot facility in Osceola, Arkansas. This facility is the site of our state-of-the-art manufacturing facility and new corporate offices. However, additional debt and/or equity capital will be required in order to purchase related equipment and set up production lines and is expected to require significant additional investment through 2027. Investments and employee hiring requirements over the next 10 years may provide an opportunity for us to obtain local tax incentives granted to the Company, provided that the qualifying expenditures are made. We are not currently contractually obligated to make the expenditures and may not do so in the near future.

On February 12, 2025, we announced the relocation of our corporate headquarters and the establishment of a new 86,000 square foot facility in Houston, Texas. This strategic move reinforces our commitment to expanding U.S. manufacturing, strengthening fleet services, and supporting the growing demand for commercial electric vehicles. We plan to open its new corporate headquarters and manufacturing facility in 2025. As a result of this relocation, we may incur additional capital expenditure and one-time relocation costs, which at the time of filing, are being estimated.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities	$(3,504,673)	$(4,712,174)
Cash flows (used in) provided by investing activities	(4,706,374)	2,306,833
Cash flows provided by financing activities	9,695,509	36,593
Net change in cash, restricted cash and cash equivalents	$1,484,462	$(2,368,748)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $3.5 million, primarily due to a net loss of $8.8 million, partially offset by changes in operating assets and liabilities, net of $2.6 million and non-cash operating charges of $2.7 million, of which $1.9 million was related to non-cash stock-based compensation expense and $0.6 million was related to non-cash unrealized loss on financial instruments. The changes in operating assets and liabilities, net was due to a decrease in inventory of $0.4 million, a decrease in other current assets of $0.1 million, a decrease in other non-current assets of $0.4 million, an increase in accounts payable of $0.7 million, and an increase in accrued liabilities and deferred revenue of $4.7 million, partially offset by an increase in accounts receivable of $0.3 million, an increase in inventory deposits of $2.7 million, an increase in prepaid expenses of $0.5 million and a decrease in other non-current liabilities of $0.2 million

Net cash used in operating activities for the year ended December 31, 2023 was $4.7 million, primarily due to a net loss of $12.7 million, partially offset by changes in operating assets and liabilities, net of $1.4 million and non-cash operating charges of $6.6 million, of which $5.1 million was related to a non-cash goodwill impairment charge and $1.3 million was related to non-cash stock-based compensation expense. The changes in operating assets and liabilities, net was due to an increase in accounts receivable of $1.4 million as cash collections outpaced sales, a decrease of $1.5 million in inventory deposits, an increase in prepaid expenses of $0.2 million, and an increase in accounts payable of $0.1 million, partially offset by an increase in inventory of $1.2 million as we ramp up for future growth in sales and a decrease in accrued liabilities and deferred revenue of $0.2 million.

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing to subsidize their purchases of our products; our ability to efficiently develop a dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; and the amount of expenses we incur to satisfy future warranty claims.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $4.7 million, primarily from the Maddox Acquisition and the purchase of property and equipment used in our current operations.

Net cash provided by investing activities during the year ended December 31, 2023 was $2.3 million primarily due to the sale of our marketable securities of $2.3 million, partially offset by $35,810 of capital expenditures.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $9.7 million, primarily due to proceeds from our equity line of credit under the A&R SEPA of $2.6 million, proceeds from the issuance of our common stock of $1.8 million, proceeds from the issuance of a convertible note of $0.9 million, proceeds issuance of common stock for the Maddox Acquisition of $4.3 million and proceeds from issuance of debt for $0.6 million, partially offset by the repayment of debt of $0.6 million.

Net cash provided by financing activities during the year ended December 31, 2023 was $36,593 as a result of net borrowings of certain notes payable.

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024, the Company entered into an amended and restated standby equity purchase agreement (the “A&R SEPA”) with YA II PN, Ltd., a Cayman Islands exempt limited company (the “Investor”). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024 (the "Original SEPA"), by and between the Company and the Investor.

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below), we have the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for the Company’s issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024, and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024. The Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on November 13, 2025, which may be extended at the option of the Investor. The Promissory Notes are convertible at a conversion price equal to the lower of (i) $2.1480 per share or (ii) 93% of the lowest daily volume weighted average price of the Common Stock on Nasdaq as reported by Bloomberg L.P. during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.3580 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 64,103 shares of common stock to the Investor as a commitment fee.

Line of Credit

Effective August 4, 2022, we secured a line of credit from Centennial Bank. Borrowings under the line of credit bear interest at 2.75% annually. There is no maturity date for the line, but Centennial Bank may at any time, in its sole discretion and without cause, demand that we immediately repay any and all outstanding obligations under the line of credit in whole or in part. The line is secured by the cash and cash equivalents maintained by us in our Centennial Bank accounts. Borrowings under the line may not exceed cash, cash equivalents, and marketable securities balances up to $1,000,000. There was no principal amount outstanding on December 31, 2024 and the line of credit was closed in 2023.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. No critical accounting policies existed at December 31, 2024.

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

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our consolidated financial statements contained in Item 8, Part II of this Annual Report.

Recent Accounting Pronouncements—Currently Adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under Accounting Standard Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this guidance within the Company’s Annual Report on Form 10-K for the year ending December 31, 2024. There is no material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt the guidance when it becomes effective on a prospective basis.

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

A PCAOB Registered Firm

713-489-5635   bartoncpafirm.com  Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Envirotech Vehicles, Inc. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Envirotech Vehicles, Inc. and its Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the period ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Maddox Acquisition

The Company’s acquisition of Maddox Industries, LLC on December 18, 2024, involved significant judgment in the valuation of net assets and intangible assets. The Company engaged a third-party valuation firm to assist with the purchase price allocation. Auditing this matter involved evaluating the competence of the valuation specialists, reviewing the purchase agreements, assessing the purchase price allocation, and testing the reasonableness of the estimated useful lives of identified intangible assets.

We have served as the Company’s auditor since 2023.

Cypress, Texas

April 15, 2025

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,941,181	$456,719
Accounts receivable, net of allowance of $15,306 and $20,929, respectively,	1,016,666	692,102
Receivable from related party, net of allowance of $6,700	993,300	—
Inventory, net	6,416,377	6,830,593
Inventory deposits	6,036,809	3,300,388
Prepaid expenses	1,130,027	614,238
Other current assets	101,794	162,119
Total current assets	17,636,154	12,056,159
Property and equipment, net	592,171	320,687
Right-of-use asset	108,508	538,932
Goodwill	10,103,048	9,583,836
Intangible assets, net	3,968,301	—
Other non-current assets	263,120	153,555
Total assets	$32,671,302	$22,653,169
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,470,102	$760,802
Deferred revenue	4,240,666	-
Accrued liabilities	2,069,061	452,236
Operating lease liability - short-term	235,625	291,263
Options liability, at fair value	132,412	—
Debt - current	3,596,805	269,245
Total current liabilities	11,744,671	1,773,546
Long-term liabilities
Operating lease liability - long-term	—	235,625
Debt - long-term	4,168	10,420
Total liabilities	11,748,839	2,019,591
Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 19,872,612 and 15,171,748 issued and outstanding as of December 31, 2024 and 2023, respectively	201	152
Additional paid-in capital	94,383,736	85,245,925
Accumulated deficit	(73,461,474)	(64,612,499)
Total stockholders’ equity	20,922,463	20,633,578
Total liabilities and stockholders’ equity	$32,671,302	$22,653,169

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Sales	$1,870,060	$2,862,853
Cost of sales	1,381,257	1,857,273
Gross profit	488,803	1,005,580
Operating expenses:
General and administrative	8,146,275	8,171,344
Consulting	70,000	213,930
Research and development	192,885	236,181
Goodwill impairment charge	—	5,098,784
Total operating expenses, net	8,409,160	13,720,239
Loss from operations	(7,920,357)	(12,714,659)
Other income (expense):
Interest income	7,669	34,835
Unrealized loss on financial instruments at fair value	(633,981)	—
Other expense	(302,306)	(4,155)
Total other income	(928,618)	30,680
Loss before income taxes	(8,848,975)	(12,683,979)
Income tax expense	—	—
Net loss	$(8,848,975)	$(12,683,979)
Net loss per share to common stockholders:
Basic and diluted	$(0.55)	$(0.84)
Weighted shares used in the computation of net loss per share:
Basic and diluted	16,209,111	15,061,945

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	15,021,088	$150	$83,923,350	$(51,928,520)	$31,994,980
Common stock issued for cash	150,660	2	99,998	—	100,000
Common stock issued for litigation settlements accrued in 2021	—	—	(100,000)	—	(100,000)
Stock based compensation	—	—	1,322,577	—	1,322,577
Net loss	—	—	—	(12,683,979)	(12,683,979)
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578
Common stock issued for cash	1,031,710	12	1,799,236	—	1,799,248
Conversion of short-term note to common stock	505,051	5	1,046,254	—	1,046,259
Common stock issued - commitment fee (equity line of credit)	64,103	1	124,999	—	125,000
Common stock issued as consideration for acquisition (Note 3)	3,100,000	31	4,277,969	—	4,278,000
Stock based compensation	—	—	1,889,353	—	1,889,353
Net loss	—	—	—	(8,848,975)	(8,848,975)
Balance, December 31, 2024	19,872,612	$201	$94,383,736	$(73,461,474)	$20,922,463

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,848,975)	$(12,683,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,549	128,801
Provision for bad debt	10,085	20,929
Stock based compensation expense	1,889,353	1,322,577
Goodwill impairment charge	—	5,098,784
Unrealized loss on financial instruments	633,981	—
Other	28,108	9,904
Changes in assets and liabilities:
Accounts receivable	(327,949)	1,360,660
Inventory	414,217	(1,159,267)
Inventory deposits	(2,736,421)	1,529,545
Prepaid expenses	(515,789)	(168,276)
Other current assets	101,575	(21,806)
Other non-current assets	404,609	(72,230)
Accounts payable	709,300	111,838
Accrued liabilities and deferred revenue	4,757,823	(189,654)
Other non-current liabilities	(215,139)	—
Net cash used in operating activities	(3,504,673)	(4,712,174)
Cash flows from investing activities:
Purchase of property and equipment, net	(430,333)	(35,810)
Acquisition of Maddox Industries, net of cash	(4,276,041)	—
Proceeds from sales and maturities of marketable securities	—	2,342,643
Net cash (used in) provided by investing activities	(4,706,374)	2,306,833
Cash flows from financing activities:
Proceeds from issuance of common stock	1,799,248	—
Common stock issued - Maddox acquisition	4,278,000	—
Proceeds from convertible notes	2,635,500	—
Proceeds from related party loan	300,000	—
Repayment of related party loan	(300,000)	—
Proceeds from the issuance of convertible	901,000	—
Proceeds from debt	648,937	467,074
Principal repayments on debt	(567,176)	(430,481)
Net cash provided by financing activities	9,695,509	36,593
Net change in cash, restricted cash and cash equivalents	1,484,462	(2,368,748)
Cash, restricted cash and cash equivalents at the beginning of the period	456,719	2,825,467
Cash, restricted cash and cash equivalents at the end of the period	$1,941,181	$456,719
Supplemental cash flow disclosures:
Cash paid for interest expense	$26,169	$14,997
Non-cash investing and financing activities:
Common stock issued for services rendered	$—	$2

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

The Company has an option liability that is measured at fair value on a recurring basis. See Note 7 - Notes Payable for additional disclosures.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For the year ended December 31, 2024, eight customers accounted for approximately all of the annual revenue recorded. At  December 31, 2023, three customers accounted for approximately 70% of the annual revenue recorded. The Company had accounts receivable, net of $1,009,966 and $692,102 on December 31, 2024 and December 31, 2023, respectively.

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

During the fourth quarter of 2024, the Company recorded $4,240,666 of payments received through a grant from the Environmental Protection Agency ("EPA") to produce electric school buses as deferred revenue. No revenue was recognized in 2024 as the performance obligation has not been met. The balance of deferred revenue at December 31, 2024 and December 31, 2023 is $4,240,666 and $0, respectively.

Other revenue for the years ended December 31, 2024 and December 31, 2023 were $52,303 and $29,605 respectively, and primarily included safety inspection and document fees for compliance with United States Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced. The Company has therefore not provided any additional disaggregation information, as all other revenue relates to the sale of vehicles as discussed above.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The recorded value of our cash and cash equivalents approximates their fair value.

Short-term Investments—The Company may, from time to time, invest in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company may also, from time to time, invest in bank certificates of deposit. The Company classifies these short-term investments as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The balances for these short-term investments at December 31, 2024 and December 31, 2023, were $0 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. A significant portion of the Company’s sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to most of, a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the dealer may take two to nine months from the date of request before being received. The Company estimates its allowance for doubtful accounts using an aging schedule, including a review of customers who may have a likelihood of default. A percentage is applied to the respective portfolio of customers which are grouped by how long their balance has been outstanding. This percentage represents an estimate of credit losses for the remaining estimated life of the accounts receivable balances and is estimated using historical experience, current conditions and reasonable and supportable forecasts that generally applies to accounts receivables, which are measured at amortized costs. The Company had trade accounts receivable of $1,031,972 and an allowance for doubtful accounts of $15,306 at December 31, 2024. The Company had trade accounts receivable of $713,031 and an allowance for doubtful accounts of $20,929 as of December 31, 2023. The Company did have a concentration of customers: five customers’ balances account for approximately 96% of the outstanding accounts receivable for the year ended December 31, 2024. If the Company is unable to collect from these customers, the Company's write-offs will significantly increase and the write-offs may have a material adverse impact on the Company's financial condition. However, the Company does not believe the receivables balance from these customers represents a significant risk based on past collection experience. At December 31, 2023, three customers’ balances account for approximately 37% of the outstanding accounts receivable; for the year ended December 31, 2023

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or net realizable value, uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,428,806 as of December 31, 2024 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to support in the future, resulting in a net inventory balance of $6,416,377 at  December 31, 2024. The Company had finished goods inventory on hand of $6,843,022 as of  December 31, 2023 and recorded an inventory valuation allowance of $12,429 resulting in a net inventory balance of $6,830,593 as of December 31, 2023.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Consolidated Balance Sheets. Upon completion of production, acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $6,036,809 and $3,300,388 as of December 31, 2024 and December 31, 2023, respectively. Deposits paid to one vendor accounted for 99% of the deposits outstanding at December 31, 2024. Deposits paid to one vendor accounted for 99% of the deposits outstanding at December 31, 2023.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. A full valuation allowance is recorded at December 31, 2024 and December 31, 2023.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2024 and 2023, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2024, 5,641,252 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,901,631 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As of December 31, 2023, 1,207,888 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,389,584 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. Stock options and warrants were not included in the diluted weighted average number of shares outstanding for the years ended December 31, 2024 and 2023, as the effect would be anti-dilutive.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  December 31, 2024 and December 31, 2023, respectively.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. In 2024, the Company conducted its annual impairment test.  Based on the impairment test, which predominantly utilized the Company's quoted market price and the number of outstanding shares at the end of the period as inputs, the Company recorded no non-cash goodwill impairment charge as of December 31, 2024 and a non-cash goodwill impairment charge of $5,098,784 as of December 31, 2023. See Note 4 - Goodwill for additional disclosures

Other Intangible Assets—Other Intangible assets (excluding indefinite-lived intangible assets) consist of customer lists and relationships. These other intangible assets were acquired at fair value as a result of the Maddox Acquisition disclosed in Note 1 - Organization and Business Operations and are amortized on a straight-line basis over their estimated lives. The Company assesses useful lives based on the period over which the asset is expected to contribute to cash flows.

Research and Development ("R&D")—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. R&D expenses were $192,885 and $236,181 for the years ended December 31, 2024 and December 31, 2023, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options and restricted shares and stock options to external consultants, to be recognized in the financial statements based on their grant date fair values using the Black-Scholes option pricing model for stock options and the closing market price on the date of the award for restricted shares and are recognized as compensation expense ratably over the requisite service period, which is generally the awards' vesting period. The Company recorded non-cash stock-based compensation expense of $1,889,353, and $1,322,577 for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Leases—The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 14 - Leases.

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

Recent Accounting Pronouncements—Currently Adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under Accounting Standard Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this guidance within the Company’s Annual Report on Form 10-K for the year ending December 31, 2024. There anticipates no material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures"

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt the guidance when it becomes effective on a prospective basis.

ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), that improves financial reporting by requiring public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in the ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic as required by this ASU.

3. Acquisition

On October 30, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maddox Industries, LLC, a Puerto Rico limited liability company (“Maddox Industries”), and Jason Maddox, the sole member of Maddox Industries (the “Seller”), pursuant to which, subject to the terms and conditions of the Purchase Agreement, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) in Maddox Industries (the “Maddox Acquisition”).

As consideration for the Purchased Interests, at the closing of the Maddox Acquisition on December 18, 2024 (the “Closing”), the Company issued 3,100,000 shares of common stock to the Seller (the “Stock Consideration”). In addition, during the six-month period following the Closing (the “Earnout Period”), the Seller was eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each such monthly payment, an “Earnout Payment”), which the Earnout Payment for each calendar month being equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any closing receivable, as specified in the Purchase Agreement, during such calendar month, subject to an aggregate limit of $1 million with respect to all Earnout Payments payable under the Purchase Agreement. The Maddox Acquisition was consummated on December 18, 2024.

The final purchase price of $4,276,041, net of cash acquired of $1,959, has been allocated to the fair values of assets and liabilities acquired as of December 18, 2024.

The following table summarizes the consideration paid, the fair values of the assets acquired, and the liabilities assumed as of the date of Maddox Acquisition:

Fair Values at December 18, 2024
Receivable from related party	$1,000,000
Customer relationships	2,100,000
Trade names and trademarks	1,900,000
Goodwill	519,212
Fair value of assets acquired	5,519,212
Less fair value of liabilities acquired	(1,243,171)
Purchase price, net of cash acquired	$4,276,041

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is not expected to be deductible for tax purposes.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Maddox Acquisition discussed above as if it had occurred on January 1, 2023. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the year ended December 31, 2024 and December 31, 2023, respectively, that would have been realized if the Maddox Acquisition had occurred on January 1, 2023, nor does it purport to project the results of the combined entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the combined entities.

	For the years ended December 31,
	2024	2023
Sales	$4,867,581	$3,300,183
Net loss	$(6,294,107)	$(13,212,266)

4. Goodwill and Intangible Assets

The Company conducted an impairment test in 2024 at year-end during its annual impairment test in accordance with ASC 350-20, Goodwill. The Company also conducted its annual impairment test in 2023 as a result of a triggering event that occurred during the first quarter of 2023. As a result of these tests, the Company recorded no goodwill impairment charge in December 31, 2024 and a goodwill impairment charge of $5,098,784 for the year ended December 31, 2023.

The following table presents a reconciliation of the carrying amount of goodwill for the year ended December 2024.

Goodwill:
Total
Goodwill as of December 31, 2022	$14,682,620
Impairment charge	(5,098,784)
Goodwill as of December 31, 2023	9,583,836
Increase due to acquisitions	519,212
Goodwill as of December 31, 2024	$10,103,048

The following table presents the carrying amount of intangible assets for the year ended December 31, 2024:

	As of December 31, 2024
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(24,932)	$2,075,068	2.96
Trade names and trademarks	1,900,000	(6,767)	$1,893,233	9.96
Intangible assets, net	$4,000,000	$(31,699)	$3,968,301

Amortization for the year ended December 31, 2024 was $31,699.

The estimated amortization expense for the next five years and thereafter is as follows:

Amortization expense
2025	$890,000
2026	$890,000
2027	$865,068
2028	$190,000
2029 and beyond	$1,133,233

5. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$90,641	$56,646
Leasehold improvements	359,529	136,847
Machinery & equipment	272,774	172,527
Vehicles	371,350	297,940
Test/Demo vehicles	30,685	30,685
Total property and equipment	1,124,979	694,645
Less accumulated depreciation	(532,808)	(373,958)
Net property and equipment	$592,171	$320,687

Depreciation expense was $158,850 and $128,801 for the years ended December 31, 2024 and 2023, respectively.

6. Income Taxes

The cumulative estimated net operating loss (“NOL”) carry-forward is $49,785,163 and $44,188,133 at December 31, 2024 and 2023, respectively. Of this amount as of December 31, 2024, $35,407,824 of this NOL may be carried forward indefinitely while $14,377,339 is subject to expiration over a 20-year period. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2024	2023
Tax effected net operating loss	$1,244,216	$1,361,609
Deferred tax asset attributable to:
Net operating loss carryover	9,210,668	7,917,898
Research and development tax credit carryforward	274,891	274,891
Sub-total	10,729,775	9,554,398
Valuation allowance	(10,729,775)	(9,554,398)
Net deferred tax asset	$—	$—
Cumulative NOL	$49,785,163	$44,188,133

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forward includes the years 2012 through 2022 for the Envirotech Vehicles, Inc losses, and includes the years 2014 through 2020 for EVT, as the 2021 EVT loss is included in the consolidated Envirotech Vehicles, Inc. loss. Because a change in ownership occurred as a result of the Company’s acquisition of EVT pursuant to a merger of a wholly owned subsidiary of the Company with and into EVT, with EVT surviving the Merger as a wholly-owned subsidiary of the Company, net operating loss carryover will be limited as to use in future years. Federal tax returns for tax years since 2021 are still open for examination by the Internal Revenue Service.

7. Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note is $10,420 of which $6,252 is classified as Notes Payable - current and $4,168 is classified as Notes Payable - long term on the Company's consolidated balance sheets as of December 31, 2024.

Effective August 20, 2023, the Company entered into a premium financing agreement with First Insurance Funding to finance insurance coverages other than its directors' and officers' insurance coverages. The $467,074 loan is payable over nine months, beginning in September 2023, and bears interest at 8.2% with monthly payments of $53,675.  There was no balance under this note as of December 31, 2024.

Effective June 15, 2024, the Company entered into a premium financing agreement with First Insurance Funding to finance its directors' and officers' insurance coverages. The $232,067 loan is payable over nine months, beginning in July 2024, and bears interest at 8.25% with monthly payments of $24,093. The balance of this note, including accrued interest, is $94,739 as of December 31, 2024.

Effective August 20, 2024, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance insurance coverages other than its directors' and officers' insurance coverages. The $417,050 loan is payable over eleven months, beginning in September 2024, and bears interest at 8.24% with monthly payments of $39,493. The balance of this note, including accrued interest, is $269,015 as of December 31, 2024.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor (the "Holder"). The origination fee of the Note was $99,000 and the maturity date of the Note was September 30, 2024. The Holder was entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price of the Company's common stock on the maturity date. The Holder also had a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Holder received options to purchase 800,000 share of the Company's common stock at $1.50 per share. These options expire two years from the date of the Note. On May 6, 2024, the Note was cancelled and replaced with a short-term note. During the third quarter of 2024, the short-term note was converted into 505,051 shares of common stock.

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

The net proceeds of $901,000 received by the Company from the issuance of the Note are bifurcated between the Note and the options. The amount allocated to the options is $431,405 which is the fair value on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the year ended December 31, 2024. As a result of this election, the Company recorded an unrealized loss $556,174 for the year ended December 31, 2024 for the Note and an unrealized gain of $298,993 for the year ended December 31, 2024 for the options, respectively.

Related Party Loan

On August 13, 2024, the Company entered into a long-term loan arrangement (the "Oldridge Loan") with Phillip W. Oldridge ("Mr. Oldridge") whereby Mr. Oldridge loaned $300,000 to the Company. The Oldridge Loan carried an interest rate of 8% and matures on January 1, 2026. The Oldridge Loan was paid off in full on December 31, 2024. The amount paid to satisfy the Oldridge Loan was $309,000 of which $9,000 represented accrued interest on the loan.

Amended and Restated Standby Equity Purchase Agreement ("A&R SEPA")

On October 31, 2024, the Company entered into A&R SEPA with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the Original SEPA.

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes, the Company has the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the Pre-Paid Advance of $3 million in exchange for the Company’s issuance to the Investor of the Promissory Notes in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024, and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024. The Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes mature on November 13, 2025, which may be extended at the option of the Investor. The Promissory Notes are convertible at a conversion price equal to the lower of (i) $2.1480 per share or (ii) 93% of the lowest daily volume weighted average price of the Common Stock on Nasdaq as reported by Bloomberg L.P. during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.3580 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 64,103 shares of common stock to the Investor as a commitment fee.

The Company has elected to measure the Promissory Notes at fair value. In estimating the fair value of the Note, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 2 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized loss of $251,200 for the $2,000,000 Promissory Note and $125,600 for the $1,000,000 Promissory Note.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of December 31, 2024:

Amount
2025	$3,379,079
2026	4,168
Total payments	$3,383,247

8. Stockholders' Equity

The Company has 5,000,000 authorized preferred stock with $0.00001 par value per share on December 31, 2024 and December 31, 2023. There was no outstanding preferred stock on December 31, 2024 and December 31, 2023.

The Company has 350,000,000 authorized common stock of which 19,872,612 and 15,171,748 shares of the Company's common stock were outstanding on December 31, 2024 and December 31, 2023, respectively. The par value of the Company's common stock is $0.00001.

During the first quarter of 2024, the Company entered into securities purchase agreements with five private investors with respect to the private placement of an aggregate of 348,889 shares of the Company’s common stock at a price of $1.68 per share. The Company received aggregate gross cash proceeds from this private placement of $585,499.

On May 3, 2024, the Company entered into securities purchase agreements with a private investor with respect to the private placement of an aggregate of 170,774 shares of the Company’s common stock at a price of $2.13 per share. The Company received aggregate gross cash proceeds from this private placement of $363,749.

On September 12, 2024, the Company entered into securities purchase agreements with four private investors with respect to the private placement of an aggregate of 512,047 shares of the Company’s common stock at a price of $1.66 per share and warrants to purchase up to an aggregate of 512,047 shares of Common Stock. The Company received aggregate gross cash proceeds from this private placement (exclusive of proceeds from any future exercise of the warrants) of $850,000.  The warrants have a term of two years and are exercisable at any time after September 16, 2024, at an exercise price of $1.66 per share. The warrants expire on September 11, 2026. See Note 9 - Stock Warrants.

As disclosed in Note 7 - Debt, the Company entered into the Note with the Holder. During the third quarter of 2024, the Note was converted into 505,051 shares of common stock. See further disclosures under the heading, "Convertible Note," in Note 7 - Debt.

As disclosed in Note 3 - Acquisition, the Company acquired Maddox Industries, a provider of government contracting solutions based in Puerto Rico. As consideration for the Purchased Interests, at the Closing, the Company issued the Stock Consideration to the Seller. In addition, during the Earnout Period, the Seller was eligible to receive up to six Earnout Payments, with the Earnout Payment for each calendar month being equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any closing receivable, as specified in the Purchase Agreement, during such calendar month, subject to an aggregate limit of $1 million with respect to all Earnout Payments payable under the Purchase Agreement.

9. Stock Warrants

The Company’s outstanding warrants as of December 31, 2024 are summarized as follows, and all were exercisable at that date:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding warrants expiring January 28, 2025	431,250	$10.00	0.08
Outstanding warrants expiring May 7, 2026	958,334	$20.00	1.35
Outstanding warrants expiring September 11, 2026	512,047	$1.66	1.71
Outstanding warrants on December 31, 2024	1,901,631	$12.79	1.16

December 2020 Warrants

The warrants issued pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020, that the Company entered into with certain institutional and accredited investors and pursuant to which, among other things, the Company sold and issued, and the investors purchased, shares of the Company’s common stock and related warrants to purchase additional shares of the Company’s common stock in a series of two closings, contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled. From among these warrants, warrants for 12,833 shares of common stock expired in 2023, warrants for 431,250 shares of common stock will expire on January 28, 2025, and warrants for 958,334 shares of common stock will expire on May 7, 2026.

September 2024 Warrants

See Note 8 - Stockholders' Equity for disclosures related to the warrants issued in conjunction with the private placements on September 12, 2024.

As of December 31, 2024 and 2023, the outstanding warrants have no intrinsic value.

10. Stock Options and Restricted Shares

Stock Options

The following is a summary of stock option activity under the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2022	608,266	$5.30	8.52
Options Granted during 2023:
Options Granted at $2.65 Exercise Price	15,000	$2.65
Options Granted at $2.10 Exercise Price	588,495	$2.10
Options Expired at $9.00 Exercise Price	(1,111)	$9.00
Options Expired at $3.62 Exercise Price	(2,762)	$3.62
Outstanding at December 31, 2023	1,207,888
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	8.02
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	9.05
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	7.96
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	5.3
Outstanding Options at $2.65 Exercise Price	15,000	$2.65	9.29
Outstanding Options at $2.10 Exercise Price	588,495	$2.10	9.53
Outstanding at December 31, 2023	1,207,888	$3.71	8.53
Options Granted during 2024:
Options expired during 2024	(2,778)	$2.65
Options Granted at $2.11 Exercise Price	1,378,364	$2.11
Options Granted at $2.66 Exercise Price	25,000	$2.66
Options Granted at $2.44 Exercise Price	100,000	$2.44
Options Granted at $1.50 Exercise Price	800,000	$1.50
Options Granted at $2.75 Exercise Price	2,000,000	$2.75
Options forfeited at $2.65 Exercise Price	(7,222)	$2.65
Options Granted at $1.76 Exercise Price	100,000	$1.76
Options Granted at $1.49 Exercise Price	20,000	$1.49
Options Granted at $2.20 Exercise Price	20,000	$2.20
Outstanding at December 31, 2024	5,641,252
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	7.02
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	7.02
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	5.98
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	3.32
Outstanding options at $2.65 Exercise Price	5,000	$2.65	8.30
Outstanding Options at $2.10 Exercise Price	588,495	$2.10	8.53
Outstanding Options at $2.11 Exercise Price	1,378,364	$2.11	9.22
Outstanding Options at $2.66 Exercise Price	25,000	$2.66	9.12
Outstanding Options at $2.44 Exercise Price	100,000	$2.44	9.15
Outstanding Options at $1.50 Exercise Price	800,000	$1.50	2.05
Outstanding Options at $2.75 Exercise Price	2,000,000	$2.75	2.1
Outstanding Option at $1.76 Exercise Price	100,000	$1.76	9.49
Outstanding Options at $1.49 Exercise Price	20,000	$1.49	9.49
Outstanding Options at $2.20 Exercise Price	20,000	$2.20	9.48
Outstanding at December 31, 2024	5,641,252	$2.59	5.33

On December 31, 2024, stock options for 3,505,418 shares of common stock were exercisable.

On January 18, 2024, in conjunction with the Note disclosed in Note 7 - Debt, the Company issued 800,000 options to purchase 800,000 shares of the Company's common stock with an exercise price of $1.50 to the Holder. See Note 4 - Debt, for additional disclosures related to this issuance.

On February 14, 2024, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors (the "Board") granted an employee options to purchase 25,000 shares of the Company's common stock at an exercise price of $2.66 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On February 23, 2024, the Compensation Committee granted to Franklin Lim, the Company’s Chief Financial Officer, options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.44 per share. The options vested immediately upon grant and expire on the tenth anniversary of the grant date.

On March 19, 2024, the Compensation Committee granted the non-employee directors and certain executives and consultants options to purchase 1,378,364 shares of common stock at an exercise price of $2.11 per share. The options vested immediately and expire on the tenth anniversary of the grant date.

On April 17, 2024, the Compensation Committee granted to an employee option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.20 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 3, 2024, the Compensation Committee granted to an employee option to purchase 20,000 shares of the Company's common stock at an exercise price of $1.49 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On June 17, 2024, the Compensation Committee granted to an employee option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.76 per share. The options vest ratably over 36 months and expire on the tenth anniversary of the grant date.

On February 28, 2024, the Company issued options to an external party to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.75 per share, contingent upon achieving certain sales targets. On September 30, 2024, the sales targets were not met and therefore, no compensation expense was recorded. These options expire on February 5, 2027.

The options granted during 2024 were valued using the Black-Scholes option pricing model, resulting in a weighted average fair market value of approximately $4.71 per option for the years ended December 31, 2024. The weighted average assumptions used in the valuation of the options are summarized in the following table:

2024
Risk-free interest rate	4.30%
Expected volatility	74.1%
Expected option term (years)	4.1
Expected dividend yield	0%

As of December 31, 2024, the outstanding options had no intrinsic value.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that vested over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $58,671 during the year ended December 31, 2024.

The Company recorded total stock compensation expense of $1,889,353 and $1,095,199 for the years ended December 31, 2024 and December 31, 2023, respectively.

11. Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $93,248 for the year ended December 31, 2024, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board is a director of ABCI. The Company recorded rent expense of $60,000 for the year ended December 31, 2024, respectively, in connection with the ABCI Office Lease.

As disclosed in Note 3 - Acquisition, the Company recorded a $1,000,000 receivable that was due from Maddox Defense, an entity of which Jason Maddox, the President of the Company, is the sole stockholder.

During 2023, the Company reimbursed Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, $81,269 for use of the CEO's personal airplane for certain business-related activities.

The Company incurred $150,000 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board for the year ended December 31, 2024, respectively.

See Note 7 - Debt for disclosures related to the Oldridge Loan, a related party loan that was transacted during the third quarter of 2024 and paid off in the fourth quarter of 2024.

12. Commitments

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

On  March 28, 2023, the Company entered into an agreement with Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the "Berthaphil Sublease"). The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company had originally intended to use the leased space as a production facility as it seeks to expand its business presence in that region and the United States. However, in December 2024, the Company decided not to use the leased space for its original purpose. See Note 14 - Leases for further information.

On March 18, 2024, the Company entered into a Sale and Purchase Agreement (the "PlugD Agreement") with PlugD Commercial Electric Leasing and Rentals Inc. ("PlugD"), a Texas-based commercial electric vehicles leasing company. Under the terms of the PlugD Agreement, the Company will deliver 200 electric high roof vans and trucks to PlugD for a total of approximately $16.2 million. The sale is expected to take place over the next 13 months.

13. Contingencies

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

14. Leases

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

On  March 28, 2023, the Company entered into the Berthaphil Sublease with Berthaphil to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the Berthaphil Sublease is two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intended to use the leased space as a production facility as it seeked to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease. As disclosed in Note 12 - Commitments, the Company decided to not use this facility for its original intended purpose. As a result, the Company recorded an impairment of $129,062 with respect the corresponding ROU asset.

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

ROU assets at December 31, 2024 and December 31, 2023 were $108,508 and $538,932, respectively. Short-term operating lease liabilities were $235,625 and $291,263 at December 31, 2024 and December 31, 2023, respectively. Long-term operating lease liabilities were $0 and $235,625 at December 31, 2024 and December 31, 2023, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2024	2023
Lease expenses
Operating lease expenses	$486,133	$89,268
Short-term lease expenses	$103,482	$188,921
Total lease cost	$589,615	$278,189
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$346,972	$101,312
Weighted-average remaining lease term (in years):
Operating leases	0.75	1.70
Weighted-average discount rate:
Operating leases	14%	14%

As of December 31, 2023, future minimum lease payments required under operating leases are as follows:

2025	$248,873
Total payments	$248,873

15. Subsequent Events

The Company evaluates subsequent events through April 15, 2025, which is the date the financial statements were issued or available to be issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On February 12, 2025, the Company announced the relocation of its corporate headquarters and the establishment of a new 86,000 square foot facility in Houston, Texas. This strategic move reinforces the Company's commitment to expanding U.S. manufacturing, strengthening fleet services, and supporting the growing demand for commercial electric vehicles. The Company plans to open its new corporate headquarters and manufacturing facility in 2025. As a result of this relocation, the Company  may incur additional capital expenditure and one-time relocation costs, which at the time of filing, are being estimated.

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

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the year ended December 31, 2024.

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

Item 9B.  OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each such term is defined in Item 408 of Regulation S-K).

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information regarding our executive officers and directors at the date of this report:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	63	Chief Executive Officer, Chairman of the Board and Director
Jason Maddox	47	President
Elgin Tracy	40	Chief Operating Officer
Merrick Alpert	58	Chief Communication Officer

Directors
Melissa Barcellos(1)(2)(3)	41	Director
Michael Di Pietro(1)(2)(3)	70	Director
Terri White Elk(1)(2)(3)	55	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

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

Jason Maddox, President and Interim Chief Financial Officer

Jason Maddox has served as our President since October 2024 and as Interim Chief Financial Officer since January 2025. Mr. Maddox has served as the Chief Executive Officer of Maddox Defense, Inc. (“Maddox Defense”) since October 2012 and as Chief Executive Officer of Maddox Industries LLC (“Maddox Industries”) from January 2021 until the acquisition of Maddox Industries by the Company in December 2024. He brings years of executive leadership experience, having built Maddox Defense into one of the leading companies in government contracting. Mr. Maddox graduated from the University of Colorado with a Bachelor of Science degree with majors in Mechanical Engineering and Journalism and Mass Communication. He also completed the Goldman Sachs 10,000 Small Businesses entrepreneurship program at Babson College and holds a post-graduate certificate in entrepreneurship from Harvard Business School.

Elgin Tracy, Chief Operating Officer

Elgin Tracy has served as our Chief Operating Officer since October 2024. Mr. Tracy has also served as Chief Operating Officer of Maddox Defense since August 2021. Prior to this position, Mr. Tracy previously served as Head of Operations of Maddox Defense from August 2020 to August 2021. Before joining Maddox Defense, Mr. Tracy held the position of a manufacturer at PPE Manufacturer from 2019 to 2021 and was a managing partner for Foreman Electric Company from 2017 to 2018. Renowned for his over 20 years of expertise in operating and running successful businesses in the defense and oil & gas sectors, Mr. Tracy brings a wealth of operational and logistical experience, having overseen and successfully delivered over $2.5 billion in contracts and purchase orders in the past five years. In his most recent role as Chief Operating Officer of Maddox Defense, Mr. Tracy played a pivotal role in delivering over 100 million COVID test kits and 126 million isolation gowns to the U.S. government. He holds a Bachelor of Arts degree in construction management from Texas State University.

Merrick Alpert, Chief Communications Officer

Merrick Alpert has served as our Chief Communications Officer since February 2025. Prior to such time, he served as a consultant and then as the Company’s Communications Manager from October 2024 to January 2025. Before joining the Company, Mr. Alpert served as a division director at Sheet Pile LLC from May 2023 to December 2023, as President of EonCoat LLC from January 2014 to August 2022, as Executive Vice President of R&D Altanova from May 2013 to December 2013, and as a consultant and then Executive Vice President of Colt's Manufacturing Company LLC from May 2010 to October 2012. Mr. Alpert has a long history of experience in business development and government relations, having served in the Army and Air National Guard for approximately 10 years including as a US peacekeeper in Bosnia. He holds a Juris Doctorate from Georgetown University Law Center and a Bachelor of Arts degree in political science from Trinity College.

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

Michael Di Pietro, Director

Michael Di Pietro has served as a director since March 2021. Mr. Di Pietro is the President of Michael DiPietro, CPA, Inc., a full-service public accounting firm he founded in 1991. Since July 2018, Mr. Di Pietro has served on the board of directors of Cathedral High School, a private, college preparatory Catholic all-boys school located in Los Angeles, California, where he is currently the chair of the finance committee. Mr. Di Pietro also previously served as a Director of Chino Commercial Bank, a community bank located in Chino, California, from April 2012 until April 2019. Mr. Di Pietro holds a Bachelor of Arts degree in Accounting from the University of South Florida, a Master of Arts in Church History from the University of Notre Dame, and a Master of Divinity and Biblical Studies from Fuller Theological Seminary. Based on these qualifications, the Board believes that Mr. Di Pietro is qualified to serve on the Board of Directors. As of July 2023, Mr. Di Pietro is on the Board of Trustees for the Dan Murphy Foundation and he serves as the Audit Chairman and is a member of the Investment Committee.

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

Audit Committee

Our Audit Committee currently consists of Mr. Di Pietro (Chairperson) and Mmes. Barcellos and White Elk. The Audit Committee operates under a written charter, which is available on our website at www.evtvusa.com. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only. In addition to meeting the independence requirements generally applicable to directors, our Board has determined that each of Mr. Di Pietro, Ms. Barcellos and Ms. White Elk also satisfy the independence requirements of Rule 5605(c)(2) of the Nasdaq Stock Market listing rules and SEC Rule 10A-3. Our board of directors has determined that Mr. Di Pietro is an “audit committee financial expert” as defined by the regulations promulgated by the SEC and within the meaning of the NASDAQ Listing Rules.

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

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. The code is applicable to all of our directors, officers and employees and is available on our website at www.evtvusa.com. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, to the extent required by applicable rules and exchange requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2024, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2024, except those listed below:

January 2, 2024: Melissa Barcellos filed one Form 5 late with respect to one transaction.

October 28, 2024: Each of Jason Maddox and Elgin Tracy filed on Form 3 late.

November 22, 2024: Brock J. Pierce filed one Form 3 late.

January 3, 2025: Jason Maddox reported one Form 4 late with respect to one transaction.

Insider Trading Policy

We have adopted an insider trading policy, which governs the purchase, sale, and other dispositions of our securities by our directors, executive officers, other employees and consultants, as well as members of their immediate families and households. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. The foregoing summary of our insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of our insider trading policy, a copy of which is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable listing standards.

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Overview

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2024 and 2023. These executive officers, determined in accordance with SEC rules, for the year ended December 31, 2024, were:

•	Phillip W. Oldridge, our Chief Executive Officer;

•	Susan Emry, former Executive Vice President; (resigned October 15, 2024)

•	Franklin Lim, former Chief Financial Officer (resigned December 31, 2024)

We refer to these individuals in this section as our “Named Executive Officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2024 and 2023:

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)		($)
Phillip W. Oldridge	2024	87,500	—	1,070,871	5,250		1,163,621
Chief Executive Officer	2023	300,000	—	322,073	18,000	(3)	640,073

Susan M. Emry(2)	2024	191,859	—	388,165	—		580,024
Former Executive Vice President	2023	200,000	—	144,605	—		344,605

Franklin Lim(4)	2024	185,313	—	117,250	—		302,563
Former Chief Financial Officer and Treasurer	2023	145,000	5,000	21,167	—		171,167

(1)

The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)	Ms. Emry resigned effective October 15, 2024.
(3)

All other compensation for Mr. Oldridge represents the value of a $1,500 monthly auto allowance paid per the terms of his employment agreement. However, Mr. Oldridge decided not to take any compensation starting in the second quarter of 2024.

(4)

Mr. Lim was appointed Chief Financial Officer effective February 24, 2024. He resigned effective December 31, 2024 and returned as an independent contractor in the financial reporting capacity in March 2025.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2024. Our Named Executive Officers did not hold any restricted stock or other equity awards as of December 31, 2024:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (1)	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Phillip W. Oldridge	250,000	—	9.00	1/7/2031
Chief Executive Officer	150,000	—	2.00	1/7/2032
	50,000	—	2.40	1/7/2032
	174,257	—	2.10	7/11/2033
	913,321	—	2.11	3/19/2034

Susan M. Emry	100,000	—	2.00	1/7/2032
Former Executive Vice President	40,893	—	2.40	1/7/2032
	78,238	—	2.10	7/11/2033
	331,057	—	2.11	3/19/2034

Franklin Lim	2,778	2222	2.65	4/17/2033
Former Chief Financial Officer	100,000	—	2.44	2/24/2034
	13,770	—	2.11	3/19/2034

(1)

The options were granted to Mr. Lim on April 19, 2023, and vest ratably at 1/36th per month over three years from the grant date. The options to Mr. Oldridge and Mrs. Emry were fully vested upon grant.

Compensation Arrangements with Named Executive Officers

Phillip W. Oldridge

Mr. Oldridge is our Chief Executive Officer and chairman of our board of directors. We entered into an employment agreement with Mr. Oldridge, dated as of December 31, 2021 (the “Oldridge Agreement”). Mr. Oldridge’s base salary is $300,000. The auto allowance of $1,500 per month contained in his contract commenced being paid in 2022. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to five percent of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Company’s Board of Directors. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary payable in equal installments over 12 months in accordance with the Company’s regular payroll practices, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. The foregoing benefits are subject to Mr. Oldridge executing and delivering an effective and irrevocable general release of claims in favor of the Company. In addition, upon a termination of Mr. Oldridge’s employment with the Company due to death or disability, all outstanding, unvested options will accelerate and vest in full.

For purposes of the Oldridge Agreement “cause” generally means Mr. Oldridge’s (i) conviction of a felony, or a misdemeanor where imprisonment is imposed; (ii) commission of any act of theft, fraud, or falsification of any employment or Company records in any material way; (iii) failure or inability to perform any material reasonably assigned duties after written notice from the Company of, and a reasonable opportunity to cure, such failure or inability; or (iv) a material breach of the Oldridge Agreement that remains uncured for 10 days.

For purposes of the Oldridge Agreement “good reason” generally means the occurrence of any of the following: (i) a material reduction in Mr. Oldridge’s base salary, other than where a same or similar reduction affects other executives of the Company; (ii) any material breach by the Company under any material provision of the Oldridge Agreement; (iii) the Company’s failure to have the Oldridge Agreement assumed by a successor (with limited exceptions); or (iv) the dissolution of Company, involuntary or voluntary liquidation of Company, the appointment of a receiver for Company, or the assignment of the Oldridge Agreement for the benefit of creditors.

Susan M. Emry

Mrs. Emry has been our Executive Vice President since December 1, 2021. She was appointed as a member of our board of directors on January 7, 2022. We entered into an employment agreement, dated as of December 31, 2021 (the “Emry Agreement”), with Mrs. Emry, whose base salary is $200,000 per year. Mrs. Emry’s employment shall continue until terminated in accordance with the Emry Agreement. Ms. Emry terminated her employment effective October 15, 2024.

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

Employee Benefit and Equity Incentive Plans

We currently maintain the 2017 Plan. The Compensation Committee typically grants equity awards to NEOs during its regularly scheduled meeting early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new-hires. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Compensation Committee does not time the release of material nonpublic information to affect the value of executive compensation.

Non-Employee Director Compensation

Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2024, our directors who also served as employees were Mr. Oldridge, our Chief Executive Officer, and Mrs. Emry, our Executive Vice President. Their compensation is addressed above under “Executive Compensation."

We have a formal policy pursuant to which our non-employee directors are eligible to receive equity awards and annual cash retainers as compensation for service on our Board and committees of our Board. In 2023 the Compensation Committee worked with a third party consulting firm in evaluating compensation programs among peers to inform the development of compensation for the Board of Directors. The results of this compensation review led the Committee to approve the following annual compensation for Directors and committee Chairs:

Board Retainer: $31,000

Audit Committee Chair: $12,300

Compensation Committee Chair: $9,600

Nominating and Corporate Governance Committee Chair: $8,000

Reimbursement for all directors reasonable expenses incurred during the course of their performance.

The table below sets forth the compensation earned by each of our non-employee directors during the fiscal year December 31, 2024:

2024 Director Compensation Table

Fees earned or
paid in cash
Name	($)
Terri White Elk	40,600
Michael A. DiPietro	43,300
Melissa Barcellos	39,000
Brock J. Pierce	—

In addition, each non-employee director received 26,302 options (grant date fair value of $30,839) each on March 19, 2024. These options vested immediately.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,641,222(1)	$2.59	31,412,112(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	5,641,222	$2.59	31,412,112

(1)	Represents 5,641,222 options under our 2017 Plan.

(2)	Represents 31,412,112 shares available for grant under the 2017 Plan. [Our 2012 Stock Option Plan was terminated on June 9, 2017 with respect to future awards].

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 15, 2025, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers included in the Summary Compensation Table included in this Annual Report; and

•	all of our directors and executive officers as a group.

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

Applicable percentage ownership in the following table is based on 23,106,392 shares of our common stock outstanding as of April 15, 2025. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after March 14, 2025 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o Envirotech Vehicles, Inc., 7510 Ardmore Street, Houston, TX 77054.

	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Shares
Directors and Executive Officers:
Phillip W. Oldridge(2)	3,046,187	11.9%
Susan M. Emry(3)	655,288	2.8%
Franklin Lim	116,548	*
Jason Maddox(4)	4,102,387	17.8%
Elgin Tracy(5)	1,000,000	4.3%
Merrick Alpert(6)	400,000	1.7%
Melissa Barcellos(7)	333,404	1.4%
Michael A. Di Pietro(8)	247,132	1.1%
Terri White Elk(9)	238,302	1.0%
All directors and executive officers as a group (9 persons)	10,139,248
5% Stockholders:
Gerald Douglas Conrod(10)	1,964,857	8.5%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)

Consists of (i) 22,000 shares of our Common Stock held of record by Phillip W. Oldridge, (ii) 486,609 shares owned indirectly through a family relationship and (iii) 2,537,578 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.

(3)

Consists of (i) 105,000 shares of our Common Stock held of record by Susan M. Emry and (ii) 550,188 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.

(4)

Consists of (i) 3,102,385 shares of our Common Stock held of record by Jason Maddox and (ii) 1,000,000 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.

(5)	Consists of 1,000,000 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.
(6)	Consists of 400,000 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.
(7)

Represents (i) 94,293 shares of our Common Stock held of record by Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, over which Ms. Barcellos has voting and investment control pursuant to a Voting Trust Agreement dated March 20, 2017, (ii) 809 shares of our Common Stock held of record by Melissa Barcellos and (iii) 238,302 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.

(8)

Consists of (i) 8,830 shares of our Common Stock held of record by Michael A. Di Pietro and (ii) 238,302 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.

(9)	Consists of 238,302 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 14, 2025.
(10)

The information reported is based in part on, and in reliance upon, and without independent investigation of, information provided by Gerald Douglas Conrod in a Schedule 13G filed with the SEC on March 26, 2021. As reported in such Schedule 13G, Gerald Douglas Conrod is the beneficial owner of 1,088,192 shares of our common stock and has sole voting and dispositive power over such shares. Mr. Conrod serves as co-trustee of 162315 Family Trust and, in such capacity, shares voting and dispositive power over the 578,556 shares held of record by the trust. Mr. Conrod disclaims beneficial ownership of the shares held by the trust. In addition to the information reported in such Schedule 13G, the information set forth above includes: (i) 505,051 shares of our common stock as a result of a conversion of a convertible note issued during the first quarter of 2024, (ii) 800,000 detachable options to purchase our common stock that were issued in conjunction with a convertible note, and (iii) an additional 81,250 shares of common stock underlying warrants issued to 162315 Family Trust at the second closing of our private investment in public equity, or PIPE, financing consummated on May 7, 2021, pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020, that are exercisable. The address of Gerald Douglas Conrod is 1961 Douglas Street, Victoria, British Columbia, V8T 4K7, Canada.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our directors and Named Executive Officers, which are described in the sections titled “Management” and “Executive Compensation,” below we describe transactions since January 1, 2022 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets as of December 31, 2024 and 2023; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

As more fully discussed in the audited consolidated financial statements of included in Item 8, Part II of this Annual Report, the Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, and a member of its board of directors, serves as an executive officer and a member of the board of directors of SRI. The SRI Equipment Leases provide for the leasing of two vehicles that commenced on January 1, 2020 and the combined rent under such leases is $3,880 per month, and a separate SRI Equipment Lease provides for a trailer lease that commenced on December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771.

The Company has also entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. Mr. Oldridge is a director of ABCI.

The Company from time to time engages 42Motorsports LTD, the owner of which is a sibling of Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, for engineering consulting services.

On August 13, 2024, the Company entered into a long-term loan arrangement (the "Oldridge Loan") with Phillip W. Oldridge whereby Mr. Oldridge loaned $300,000 to the Company. The Oldridge Loan carried an interest rate of 8% and matures on January 1, 2026. The Oldridge Loan was paid off in full on December 31, 2024. The amount paid to satisfy the Oldridge Loan was $309,000 of which $9,000 represented accrued interest on the loan.

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

The following table summarizes these related party transactions for the years ending December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
SRI Equipment Leases	$93,248	$93,247
SRI Office Lease	—	26,390
Total SRI	93,248	119,637
ABCI Office leases	60,000	33,600
Total	$153,248	$153,237

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

Barton CPA, PLLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023.

Independent Registered Public Accounting Firm Fees

The following table shows the fees that were billed for audit and other services during the fiscal years endedDecember 31, 2024 and 2023:

	For the Fiscal Year Ended
	December 31,
	2024	2023
Audit Fees(1)	$192,000	$245,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$192,000	$245,000

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our 2024 Annual Report, and the review of our financial statements included in 2024 quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
2.1*	Membership Interest Purchase Agreement, dated as of October 30, 2024, by and among Maddox Industries, LLC, Jason Maddox, and Envirotech Vehicles, Inc.	8-K	001-38078	11/5/2024	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 26, 2021	8-K	001-38078	6/2/2021	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 24, 2022	8-K	001-38078	6/28/2022	3.1
3.5	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8
4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1
4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1
4.3	Common Stock Purchase Warrant, dated June 26, 2017, issued to Boustead Securities, LLC	10-Q	001-38078	8/14/2017	4.1
4.4	Common Stock Purchase Warrant, dated June 19, 2017, issued to Redwood Group International Limited	10-Q	001-38078	8/14/2017	4.2
4.5	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2
4.6	Form of Unit Certificate	S-1/A	333-220983	1/4/2018	4.7
4.7	Form of Warrant	8-K	001-38078	12/28/2020	4.1
4.8	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8
9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1
10.2+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8
10.3	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9
10.4+	Employment Agreement, by and between Michael K. Menerey and the Company, dated January 1, 2017	1-A/A	024-10656	1/17/2017	6.15
10.5+	2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.17
10.6+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18
10.7+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
10.8	Securities Purchase Agreement, dated January 5, 2018, by and among the Company and certain investors set forth therein	8-K	001-38078	1/8/2018	10.1
10.9	Form of Subscription Agreement	1-A/A	024-10656	2/13/2017	4.1
10.10	Form of Escrow Deposit Agreement	1-A/A	024-10656	2/13/2017	8.1
10.12	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, between ADOMANI, Inc. and Wells Fargo Bank, NA	10-Q	001-38078	8/14/2020	10.1
10.13	Loan Authorization and Agreement, dated May 17, 2020, between ADOMANI, Inc. and the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.2
10.14	Promissory Note, dated May 17, 2020, issued by ADOMANI, Inc. to the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.3
10.15	Security Agreement, dated May 17, 2020, executed by ADOMANI, Inc. in favor of the U.S. Small Business Administration	10-Q	001-38078	8/14/2020	10.4
10.16	Balloon Payment Promissory Note, dated as of October 28, 2020, between ADOMANI, Inc. and Envirotech Drive Systems Incorporated / SRI Professional Services, Incorporated	10-Q	001-38078	11/13/2020	10.1
10.17+	Separation Agreement and General Release, dated as of October 30, 2020, between ADOMANI, Inc. and James L. Reynolds	10-Q	001-38078	11/13/2020	10.2
10.18	Form of Exchange Agreement.	8-K	001-38078	12/03/2020	10.1
10.19	Form of Securities Purchase Agreement, dated December 24, 2020, by and between ADOMANI, Inc. and the parties thereto	8-K	001-38078	12/28/2020	10.1
10.20	Form of Registration Rights Agreement	8-K	001-38078	12/28/2020	10.2
10.21	Agreement and Plan of Merger, dated February 16, 2021, by and among ADOMANI, Inc., EVT Acquisition Company, Inc., and Envirotech Drive Systems, Inc.	8-K	001-38078	2/17/2021	2.1
10.22+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Phillip W. Oldridge.	8-K	001-38078	1/7/2022	10.1
10.23+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Susan M. Emry.	8-K	001-38078	1/7/2022	10.2
10.24	Amended and Restated Standby Equity Purchase Agreement, dated October 31, 2024, by and between Envirotech Vehicles, Inc. and YA II PN, LTD.	S-1	333-282961	11/1/2024	10.22
10.25	Convertible Promissory Note, dated October 31, 2024, issued to YA II PN, Ltd	S-1	333-282961	11/1/2024	10.23
16.1	Letter of MaloneBailey, LLP, date August 11, 2023.	8-K	001-38078	8/11/2023	16.1

Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Barton CPA, PLLC, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Incentive Compensation Recovery Policy	10-K	001-38078	3/28/2024	97.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

ENVIROTECH VEHICLES INC.

Date: April 15, 2025	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip W. Oldridge and Jason Maddox jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip W. Oldridge	Chief Executive Officer and Director	April 15, 2025
Phillip W. Oldridge	(Principal Executive Officer)

/s/ Jason Maddox	President and Interim Chief Financial Officer	April 15, 2025
Jason Maddox

/s/ Melissa Barcellos	Director	April 15, 2025
Melissa Barcellos

/s/ Michael Di Pietro	Director	April 15, 2025
Michael Di Pietro

/s/ Terri White Elk	Director	April 15, 2025
Terri White Elk