Form 10-Q
period 2025-03-31
Envirotech Vehicles, Inc.
filed 2025-05-20
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of May 15, 2025 was 25,670,211.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “contemplate,” “plan,”  “project,” “forecast,” “potential,” “possible,” “proposed,” “should,”“develop,” “opportunity,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,”  “aim,” “goal,”  “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement and include, among other things:

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

•	our ability to obtain, retain and grow our customers, and our dependence on a limited number of customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependence on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services;

•	ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential administration, and changes to regulatory agencies;

•	changes in trade policies and the imposition of tariffs and other trade barriers in the jurisdictions where we source our materials or sell our products;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	our ability to respond and adapt to changes in electric vehicle technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as we as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on April 15, 2025. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$211,284	$1,941,181
Accounts receivable, net of allowance of $13,596 and $15,306 respectively	852,125	1,016,666
Receivable from related party, net of allowance of $21,304 and $6,700 respectively	1,195,963	993,300
Miscellaneous receivables	2,249,515	—
Inventory, net	6,249,268	6,416,377
Inventory deposits	8,711,812	6,036,809
Prepaid expenses	500,431	1,130,027
Other current assets	94,919	101,794
Total current assets	20,065,317	17,636,154
Property and equipment, net	710,814	592,171
Right-of-use asset	73,590	108,508
Goodwill	—	10,103,048
Intangible assets, net	3,745,801	3,968,301
Other non-current assets	249,161	263,120
Total assets	$24,844,683	$32,671,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,808,134	$1,470,102
Deferred revenue	6,525,081	4,240,666
Accrued liabilities	2,192,065	2,069,061
Operating lease liability - short-term	205,156	235,625
Options liability, at fair value	—	132,412
Debt - current	4,940,779	3,596,805
Total current liabilities	15,671,215	11,744,671
Long-term liabilities
Debt - long-term	2,605	4,168
Total liabilities	15,673,820	11,748,839

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 23,106,392 and 19,872,612 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	233	201
Additional paid-in capital	96,668,485	94,383,736
Accumulated deficit	(87,497,855)	(73,461,474)
Total stockholders’ equity	9,170,863	20,922,463
Total liabilities and stockholders’ equity	$24,844,683	$32,671,302

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Sales, net	$590,567	$810,490
Cost of sales	471,175	502,271
Gross profit	119,392	308,219
Operating expenses
General and administrative	3,603,108	3,194,251
Consulting	46,511	—
Research and development	98,398	70,265
Goodwill impairment charge	10,103,048	—
Total operating expenses, net	13,851,065	3,264,516
Loss from operations	(13,731,673)	(2,956,297)
Other (expense)/income:
Interest income (expense), net	10,754	(6,143)
Unrealized loss on financial instruments at fair value	(283,793)	(1,569,927)
Other expense	(31,669)	4
Total other expense	(304,708)	(1,576,066)
Loss before income taxes	(14,036,381)	(4,532,363)
Income tax expense	—	—
Net loss	$(14,036,381)	$(4,532,363)
Net loss per share to common stockholders:
Basic and diluted	$(0.64)	$(0.29)
Weighted shares used in the computation of net loss per share:
Basic and diluted	21,805,277	15,375,051

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	19,872,612	$201	$94,383,736	$(73,461,474)	$20,922,463
Convertible note conversion	3,233,780	32	1,738,173	—	1,738,205
Stock based compensation	—	—	546,576	—	546,576
Net loss	—	—	—	(14,036,381)	(14,036,381)
Balance, March 31, 2025	23,106,392	$233	$96,668,485	$(87,497,855)	$9,170,863

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	15,171,748	$152	$85,245,925	$(64,612,499)	$20,633,578
Common stock issued for cash	348,889	3	585,496	—	585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—	—	(4,532,363)	(4,532,363)
Balance, March 31, 2024	15,520,637	$155	$87,649,804	$(69,144,862)	$18,505,097

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,036,381)	$(4,532,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,684	39,212
Unrealized loss on marketable securities	283,793	1,569,927
Stock based compensation expense	546,576	1,818,383
Goodwill impairment charge	10,103,048	—
Changes in assets and liabilities:
Accounts receivable	164,541	(333,085)
Receivable from related party	(202,663)	—
Cash outflow from fraudulent activity - See Note 2 - Miscellaneous receivable	(2,249,515)	—
Inventory	167,108	(410,126)
Inventory deposits	(2,675,003)	466,757
Prepaid expenses	629,596	257,086
Other current assets	6,875	25,439
Other non-current assets	48,876	65,010
Accounts payable	338,031	171,363
Accrued liabilities	123,006	207,437
Deferred revenue	2,284,415	—
Other liabilities	(30,467)	(80,611)
Net cash used in operating activities	(4,217,480)	(735,571)
Cash flows from investing activities:
Purchase of property and equipment	(176,828)	—
Net cash used in investing activities	(176,828)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	585,499
Proceeds from issuance of convertible note	2,850,500	901,000
Principal repayments on debt	(186,089)	(158,290)
Net cash provided by financing activities	2,664,411	1,328,209
Net change in cash, restricted cash and cash equivalents	(1,729,897)	592,638
Cash and cash equivalents at the beginning of the period	1,941,181	456,719
Cash and cash equivalents at the end of the period	$211,284	$1,049,357
Supplemental cash flow disclosures:
Cash paid for interest expense	$6,234	$4,299
Conversion of short-term note to common stock	$1,738,205	$—
Capital expenditures unpaid on March 31, 2025 and March 31, 2024	$—	$27,977

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Envirotech Vehicles, Inc. (the “Company”), including its consolidated subsidiaries, is a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. The Company serves commercial and last-mile fleets, school districts, public and private transportation service companies, and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. The Company’s vehicles address the challenges of traditional fuel price cost instability and local, state, and federal regulatory compliance. During the first quarter of 2025, the Company increased its business portfolio by adding two new business operations: (1) medical supplies and (2) drones.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements and related disclosures include the consolidated balance sheet accounts as of  March 31, 2025 and the consolidated results of operations for the three months ended March 31, 2025 of Envirotech Vehicles, Inc. and subsidiaries. These consolidated financial statements are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the options liability and convertible note disclosed in Note 6 - Debt, in which the Company has elected the fair value option.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At March 31, 2025, the Company did have a concentration of customers; with five customer balances accounting for approximately 95% of the outstanding accounts receivable. The Company recorded gross revenue of $566,800 from the sale of vehicles for the three months ended March 31, 2025. Sales return from one customer totaled $196,500. Net revenue recorded for the three months ended March 31, 2025 was $373,300. One customer accounted for 79% or $449,840 of the gross revenue for the three months ended March 31, 2025. The Company had accounts receivable, net of $852,125 and $1,016,666 on March 31, 2025 and  December 31, 2024, respectively.

In applying ASC 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue primarily includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered, the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, the title of the vehicle is transferred to the customer.

During the three months ended March 31, 2025, the Company also recorded revenue of $217,267 from the delivery of medical supplies to a related party. This revenue source is related to the Company's Medical Supplies segment. See Note 14 - Segment Reporting, for further disclosures.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had no restricted cash at both  March 31, 2025 and  December 31, 2024. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had no marketable securities at both March 31, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts— The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $865,721 as of  March 31, 2025 and a recorded allowance for doubtful accounts of $13,596, resulting in a net trade accounts receivable balance of $852,125. The Company had trade accounts receivable of $1,031,972 as of  December 31, 2024 and an allowance for doubtful accounts of $15,306, resulting in a net trade receivable balance of $1,016,666. A significant portion of the Company’selectric vehicle sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to electric vehicle sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  March 31, 2025 is primarily from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had receivable from related party of $1,217,267 and a recorded allowance of $21,304, resulting in a net receivable from related party of $1,195,963.

Miscellaneous Receivable—During the end of the first quarter of 2025, the Company discovered that an external party had perpetrated fraud toward the Company, resulting in an unexplained withdrawal of $2,249,515 from the Company's checking account. Subsequently in April 2025, after thorough investigation by respective parties, the funds were deposited back to the Company's checking account.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,261,697 as of March 31, 2025 and recorded an inventory valuation allowance of $12,429 related to three vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $6,249,268 at  March 31, 2025. The Company had finished goods inventory on hand and a related inventory valuation allowance of $6,428,806 and $12,429, respectively, as of December 31, 2024, resulting in a net inventory balance of $6,416,377.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they commence manufacturing our vehicles and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheets. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $8,711,812 and $6,036,809 as of  March 31, 2025 and December 31, 2024, respectively. Deposits paid to one vendor accounted for100% of the deposits outstanding at March 31, 2025.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  March 31, 2025 and December 31, 2024, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2025, 9,672,482 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,470,381 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest Bank at March 31, 2025.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  March 31, 2025 and  December 31, 2024, respectively.

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

The Company has determined that it has three reporting unit, and based on both qualitative and quantitative analysis and based on management’s assessment at March 31, 2025, the Company recorded a non-cash impairment charge of $10,103,048 on the Company's Consolidated Statements of Operations. No impairment charge was recorded for the year ended December 31, 2024 resulting in a goodwill balance of $10,103,048 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $98,398 and $70,265 during the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $546,576 and $1,818,383 was recorded for the three months ended March 31, 2025 and 2024, respectively.

Property and Equipment— Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years, except leasehold improvements, which are being amortized over the life of the lease term. Property and equipment qualify for capitalization if the purchase price exceeds $2,000. Major repairs and replacements, which extend the useful lives of equipment, are capitalized and depreciated over the estimated useful lives of the property. All other maintenance and repairs are expensed as incurred. See Note 3 - Property and Equipment, net.

Other Intangibles— Other intangibles are stated at cost, less accumulated amortization. The Company records amortization expense using the straight-line method over the estimated useful lives of these assets, which range from three to ten years. See Note 4 - Goodwill and Other Intangibles.

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

Accounting Pronouncements Recently Adopted

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation required under ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for the interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance in its Annual Report on Form 10-K for the year ended December 31, 2024. See Note 14 - Segment Information, for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt the guidance when it becomes effective on a prospective basis.

ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and will adopt the guidance when it becomes effective on a prospective basis.

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$125,620	$90,641
Leasehold improvements	380,286	359,529
Machinery and equipment	388,467	272,774
Vehicles	376,748	371,350
Test/Demo vehicles	30,685	30,685
Total property and equipment	1,301,806	1,124,979
Less accumulated depreciation	(590,992)	(532,808)
Net property and equipment	$710,814	$592,171

Depreciation expense was $58,184 and $39,212 for the three months ended March 31, 2025 and 2024 respectively.

4.	Acquisition

On October 30, 2024, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Maddox Industries, LLC, a Puerto Rico limited liability company (“Maddox Industries”), and Jason Maddox, the sole member of Maddox Industries (the “Seller”), pursuant to which, subject to the terms and conditions of the MIPA, the Company purchased from the Seller all of the issued and outstanding membership interests in Maddox Industries (the “Maddox Acquisition”). The Maddox Acquisition closed on December 18, 2024.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Maddox Acquisition discussed above as if it had occurred on January 1, 2024. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three months ended March 31, 2024 and that would have been realized if the Maddox Acquisition had occurred on January 1, 2024, nor does it purport to project the results of the combined entity in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the combined entities.

For the three months ended March 31,
2024
Sales	$1,504,644
Net loss	$(4,091,852)

5.	Goodwill and Other Intangibles

During the three months ended March 31, 2025, the Company concluded that a triggering event had occurred as a result of a decline of the Company's stock price. Consequently, the Company conducted an impairment test for the three months ended March 31, 2025, and recorded a non-cash impairment charge of $10,103,048 for the three months ended March 31, 2025.

Amortization expense was $222,500 for the three months ended March 31, 2025.

The following table presents a reconciliation of the carrying amount of goodwill for the three months ended March 31, 2025.

Total
Goodwill as of December 31, 2023	$9,583,836
Increase due to acquisitions	519,212
Goodwill as of December 31, 2024	10,103,048
Impairment charge	(10,103,048)
Goodwill as of March 31, 2025	$-

	As of March 31, 2025
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(199,932)	$1,900,068	2.71
Trade names and trademarks	1,900,000	(54,267)	$1,845,733	9.71
Intangible assets, net	$4,000,000	$(254,199)	$3,745,801

	As of December 31, 2024
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(24,932)	$2,075,068	2.96
Trade names and trademarks	1,900,000	(6,767)	$1,893,233	9.96
Intangible assets, net	$4,000,000	$(31,699)	$3,968,301

Amortization expense
Remainder of 2025	$667,500
2026	$890,000
2027	$865,068
2028	$190,000
2029 and beyond	$1,133,233

6.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $8,857 as of March 31, 2025, of which $6,252 is classified as Notes Payable - current and $2,605 is classified as Notes Payable - long term on the Company's consolidated balance sheets as of  March 31, 2025.

Effective June 15, 2024, the Company entered into a premium financing agreement with First Insurance Funding to finance its directors' and officers' insurance coverages. The $232,067 loan is payable over nine months, beginning in July 2024, and bears interest at 8.25% with monthly payments of $24,093. The balance of this note, including accrued interest, was $23,929 as of  March 31, 2025.

Effective August 20, 2024, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance insurance coverages other than its directors' and officers' insurance coverages. The $417,051 loan is payable over eleven months, beginning in September 2024, and bears interest at 8.24% with monthly payments of $39,493. The balance of this note, including accrued interest, was $155,299 as of  March 31, 2025.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor (the "Holder"). The origination fee of the Note was $99,000 and the maturity date of the Note was  September 30, 2024. The Holder was entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price of the Company's common stock on the maturity date. The Holder also had a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Holder received options to purchase 800,000 share of the Company's common stock at $1.50 per share. These options expire two years from the date of the Note. On May 6, 2024, the Note was cancelled and replaced with a short-term note. During the third quarter of 2024, the short-term note was converted into 505,051 shares of common stock in satisfaction of the convertible note payable.

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

The net proceeds of $901,000 received by the Company from the issuance of the Note are bifurcated between the Note and the options. The amount allocated to the options is $431,405 which is the fair value of the options on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the three months ended March 31, 2025. As a result of this election, the Company recorded an unrealized loss $557,497 for the Note for the three months ended March 31, 2024 for the Note. As a result of this election, the Company recorded an unrealized gain of $132,412 and an unrealized loss $1,012,430 for the options for the three months ended March 31, 2025 and 2024 for the options, respectively.

Amended and Restated Standby Equity Purchase Agreement ("A&R SEPA")

On October 31, 2024, the Company entered into A&R SEPA with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024, by and between the Company and the Investor (the “Original SEPA”).

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below) and the Additional Promissory Notes (as defined below), the Company has the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for the Company’s issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024 (the “EVTV-1 Promissory Note”), and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024 (the “EVTV-2 Promissory Note”). The Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. Prior to the Company’s entry into the Supplemental Agreement (as defined below), the Promissory Notes were initially set to mature on November 13, 2025 and were convertible at a conversion price equal to the lower of (i) $2.1480 per share or (ii) 93% of the lowest daily volume weighted average price of the Company’s common stock on Nasdaq Stock Market LLC (“Nasdaq”) as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which was $0.3580 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 64,103 shares of common stock to the Investor as a commitment fee.

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of the Company's common stock. As a result of this conversion, 1,743,476 shares of the Company's common stock were issued at a weighted average price of $0.57. During the same quarter, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 1,490,304 shares of the Company's common stock were issued at a weighted average price of $0.41. The remaining principal balance of the EVTV-1 Promissory Note on March 31, 2025 was $1,383,343.

The Company has elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 2 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized gain of $745 for the EVTV-1 Promissory Note and an unrealized gain of $350 for the EVTV-2 Promissory Note for the three months ended March 31, 2025.

Supplemental Agreement to A&R SEPA

On February 24, 2025, the Company entered into a supplemental agreement, dated February 24, 2025 (the “Supplemental Agreement”), with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to the Company, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of $5 million under the A&R SEPA (the “Additional Pre-Paid Advance”), to be evidenced by convertible promissory notes (the “Additional Promissory Notes”) in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the Note EVTV-1 to $0.0713 per share.

The Additional Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 5%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remains uncured. The Additional Promissory Notes will mature on March 9, 2026, which may be extended at the option of the Investor. The Additional Promissory Notes are convertible at a conversion price equal to the lower of (i) $1.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.0713 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to the Company of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by the Company to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). The second tranche of the Additional Pre-Paid Advance will be in the principal amount of $2 million and advanced by the Investor upon the Company obtaining approval of its stockholders for the issuance of shares in excess of the Exchange Cap (as defined in the A&R SEPA). The Company’s stockholders approved the issuance of shares in excess of the Exchange Cap at a special meeting of the Company’s stockholders held on May 1, 2025. At the closing of the second tranche of the Additional Pre-Paid Advance, the Investor will advance to the Company the principal amount of such tranche, less a discount in the amount equal to 5% of the principal amount of such tranche netted from the purchase price due and structured as an original issue discount.

The Company has elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 2 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized loss of $417,300 for the EVTV-3 Additional Promissory Note for the three months ended March 31, 2025.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of March 31, 2025:

Amount
Remainder of 2025	$186,756
2026	4,383,343
Total Payments	$4,570,099

7.	Stockholders’ Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on March 31, 2025 and December 31, 2024. There was no outstanding shares of preferred stock on March 31, 2025 and December 31, 2024.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 23,106,392 and 19,872,612 shares of the Company's common stock were outstanding on March 31, 2025 and December 31, 2024, respectively.

A&R SEPA

On September 23, 2024, the Company entered into the Original SEPA, which was amended and restated pursuant to the A&R SEPA on October 31, 2024. Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes and the Additional Promissory Notes (as defined below), and subject to certain limitations and conditions set forth therein, the Company has the right, but not the obligation, to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of shares of the Company’s common stock at the Company's request, from time to time, until November 1, 2027. See Note 6 – Debt.

8.	Stock Warrants

The Company’s outstanding warrants as of March 31, 2025 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring May 7, 2026	958,334	$20.00	1.10
Outstanding warrants expiring September 11, 2026	512,047	$1.66	1.46
Outstanding warrants on March 31, 2025	1,470,381	$12.79	0.91

December 2020 Warrants

The warrants issued pursuant to that certain Securities Purchase Agreement, dated as of December 24, 2020, that the Company entered into with certain institutional and accredited investors and pursuant to which, among other things, the Company sold and issued, and the investors purchased, shares of the Company’s common stock and related warrants to purchase additional shares of the Company’s common stock in a series of two closings, contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled. From among these warrants, warrants for 12,833 shares of common stock expired in 2023, warrants for 431,250 shares of common stock expired on January 28, 2025, and warrants for 958,334 shares of common stock will expire on May 7, 2026.

September 2024 Warrants

On September 12, 2024, the Company entered into securities purchase agreements with four private investors with respect to the private placement of an aggregate of 512,047 shares of the Company’s common stock at a price of $1.66 per share and warrants to purchase up to an aggregate of 512,047 shares of the Company's common stock. The Company received aggregate gross cash proceeds from this private placement (exclusive of proceeds from any future exercise of the warrants) of $850,000.  The warrants have a term of two years and are exercisable at any time after September 16, 2024, at an exercise price of $1.66 per share. The warrants expire on September 11, 2026.

9.	Stock Options and Restricted Shares

The outstanding options at  March 31, 2025 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2024	5,641,252	$2.59	5.33
Options Granted at $0.25 Exercise Price	4,150,000	$0.25	10.0
Options Expired at $2.65 Exercise Price	(2,778)	$2.65
Options Expired at $2.11 Exercise Price	(13,770)	$2.11
Options Expired at $2.44 Exercise Price	(100,000)	$2.44
Options forfeited at $2.65 Exercise Price	(2,222)	$2.65
Outstanding at March 31, 2025	9,672,482
Outstanding Options at $2.00 Exercise Price	250,000	$2.00	6.77
Outstanding Options at $2.40 Exercise Price	90,893	$2.40	6.77
Outstanding Options at $9.00 Exercise Price	256,750	$9.00	5.73
Outstanding Options at $26.20 Exercise Price	6,750	$26.20	3.07
Outstanding Options at $2.10 Exercise Price	588,495	$2.10	8.28
Outstanding Options at $2.11 Exercise Price	1,364,594	$2.11	8.97
Outstanding Options at $2.66 Exercise Price	25,000	$2.66	8.87
Outstanding Options at $1.50 Exercise Price	800,000	$1.50	1.8
Outstanding Options at $2.75 Exercise Price	2,000,000	$2.75	1.85
Outstanding Option at $1.76 Exercise Price	100,000	$1.76	9.24
Outstanding Options at $1.49 Exercise Price	20,000	$1.49	9.24
Outstanding Options at $2.20 Exercise Price	20,000	$2.20	9.23
Outstanding Options at $0.25 Exercise Price	4,150,000	$0.25	10.0
Outstanding at March 31, 2025	9,672,482	$1.59	7.14

At  March 31, 2025 9,252,620 of the outstanding stock options were exercisable.

On March 10, 2025, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors (the "Board") granted the non-employee directors and certain executives and consultants options to purchase 4,150,000 shares of common stock at an exercise price of $0.25 per share, of which 3,850,000 of these options vested immediately upon grant and expire on the tenth anniversary of the grant date. The remaining 300,000 options vest on the one-year anniversary of the grant date and expire on the tenth anniversary of the grant date.

As of March 31, 2025, the outstanding stock options had intrinsic value of $12,035.

Performance Options

On February 28, 2024, the Company issued options to an external party to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.75 per share, contingent upon achieving certain sales targets. On September 30, 2024, the sales targets were not met and therefore, no compensation expense was recorded for the three months ended March 31, 2025. These options expire on February 5, 2027.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that will vest over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $0 and $58,671 during the three months ended March 31, 2025, and 2024, respectively.

10.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 for the three months ended March 31, 2025.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $15,000 for the three months ended March 31, 2025, in connection with the ABCI Office Lease.

The Company incurred $37,500 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board for the three months ended March 31, 2025.

In connection with the Maddox Acquisition, as discussed in Note 4 - Acquisition, the Company recorded a $1,195,963 receivable that was due from Maddox Defense, an entity of which Jason Maddox, the President of the Company, is the sole stockholder.

The Company also paid $45,000 to an entity owned by Jason Maddox for services rendered as President and Interim Chief Financial Officer of the Company in lieu of wages. In addition, the Company also paid $45,000 to an entity owned by Elgin Tracy for services rendered as Chief Operating Officer of the Company in lieu of wages.

11.	Commitments

Other Agreements

On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its then Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to 5% of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Board. The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. There are no future minimum payments under the terms of the Oldridge Agreement as Mr. Oldridge has the right to terminate the Oldridge Agreement without any contractual payments other than what has been stated in the Oldridge Agreement. According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry would receive an annual base salary of $200,000 and was eligible for a bonus at the sole discretion of the Board. Mrs. Emry would also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. The Emry Agreement provided that Mrs. Emry’s employment would continue until terminated in accordance with the Emry Agreement. If Mrs. Emry was terminated without cause or if she terminated her employment for good reason, Mrs. Emry was entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. Ms. Emry terminated her role as Executive Vice President of the Company effective as of  October 15, 2024.

On  March 28, 2023, the Company entered into an agreement with Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the "Berthaphil Sublease"). The term of the lease is two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company had originally intended to use the leased space as a production facility as it seeks to expand its business presence in that region and the United States. However, in December 2024, the Company decided not to use the leased space for its original purpose. See Note 13 - Leases for further information.

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

On  March 28, 2023, the Company entered into the Berthaphil Sublease with Berthaphil to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the Berthaphil Sublease is two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intended to use the leased space as a production facility as it sought to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease. However, the Company decided not to use this facility for its original intended purpose and recorded a full impairment on its ROU asset in December 2024.

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

ROU assets at December 31, 2025 were $73,590. Short-term and long-term operating lease liabilities were $205,156 and $0 at March 31, 2025, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended
	March 31,
	2025	2024
Lease expenses
Operating lease expenses	$38,312	$89,268
Short-term lease expenses	46,826	25,171
Total lease cost	$85,138	$114,439
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$38,312	$85,562
Weighted-average remaining lease term (in years):
Operating leases	0.50	1.45
Weighted-average discount rate:
Operating leases	14%	14%

Future minimum payments under operating leases are as follows:

Remainder of 2025	$76,624
Total payments	$76,624

14.	Segment Reporting

The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who reviews the segment operating results in order to allocate resources and assess performance.

The Company has identified three segments:

(1) Electric vehicles,

(2) Medical supplies and

(3) Drones

The Electric vehicle segment consists of sales of commercial electric vehicles to customers. A significant portion of such sales are through state subsidized or funded programs. The medical supplies segment consists of sales to a related party based on an agreement to supply refurbished medical gowns on a cost-plus pricing arrangement. Through the Company's drone operations, it is also diversifying its portfolio of assets by engaging in the future production and supply of drones that will be used in the agricultural environment.

The table below summarizes the operating results of the Company's segments:

	Electric vehicles	Medical Supplies	Drones	Total
Sales, net	$373,300	$217,267	$-	$590,567
Operating loss	$(13,250,409)	$(388,237)	$(93,027)	$(13,731,673)
Interest income (expense), net				10,754
Unrealized loss on financial instruments at fair value				(283,793)
Other expense				(31,669)
Income tax expense				-
Net loss				$(14,036,381)

15.	Subsequent Events

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

On May 8, 2025, the Company, through its subsidiary, AG Drones Inc. ("AG Drones"),  entered into a Consulting and Manufacturing Agreement with a U.S. drone manufacturer for the manufacture of a U.S.-made heavy lift drone and that, following delivery of the drone and its associated intellectual property, Envirotech plans to open its previously announced drone manufacturing facility in the United States. The Consulting and Manufacturing Agreement provides for the design and build of a heavy lift U.S.-made electric unmanned aerial system ("UAS") for AG Drones in accordance with AG Drones' detailed specifications. Upon delivering the drone to AG Drones, the design-manufacturer will also transfer all accompanying intellectual property to AG Drones in connection with which Envirotech intends to open its U.S. drone manufacturing facility. The delivery of the heavy lift agricultural drone to AG Drones is part of the Company's recent plan of creating an electric drone division. The initial heavy lift drone is purpose-built for the agricultural market, with advanced spraying and mapping functionality, U.S. made, with no reliance on Chinese parts, AG Drones will be National Defense Authorization Act ("NDAA") compliant.

On May 15, 2025, the Company signed a non-binding letter of intent to acquire the assets of Kymera, a manufacturer of marine craft.  The Company intends for the business to serve as the foundation of it’s new marine division. As planned, the Company intends to enter the electric marine mobility space with the acquisition, reinforcing its long-term vision to deliver next-generation, zero-emission transportation across land, air, and sea. The acquisition is planned to take place during the second quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 15, 2025. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

Overview

We are a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. We serve commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. Our vehicles address the challenges of traditional fuel price instability and local, state and federal regulatory compliance. Beginning in January 2025, the Company operates under three segments: electric vehicles, medical supplies and drones.

For the three months ended March 31, 2025 and 2024 , we generated sales revenue of $590,567 and $81 0,490, respectively, and our net loss for the three months ended  March 31, 2025  and March 31, 2024 was $14,036,381 and $4,532,363, respectively. Included in our net loss for the three months ended March 31, 2025 is a non-cash unrealized loss on financial instruments of $283,793 and a non-cash impairment charge related to our goodwill of $10,103,048. Included i n our net loss for the three months ended March 31, 2024 is a non-cash unrealized loss on financial instruments of $1,569,927.

Maddox Acquisition

On December 18, 2024 (the “Closing Date”), we acquired all of the outstanding membership interests in Maddox Industries, a provider of government contracting solutions based in Puerto Rico, from Jason Maddox, the sole member of Maddox Industries, to acquire all of the outstanding membership interests in Maddox Industries from Mr. Maddox. As consideration for the acquisition of Maddox Industries, at the closing, we issued 3,100,000 shares of our common stock to Mr. Maddox (referred to herein as the “Stock Consideration”), provided that the number of shares of common stock constituting the Stock Consideration will be reduced by any number of whole shares of common stock exceeding 19.99% of the outstanding shares of common stock as of immediately prior to the closing. As additional consideration for the acquisition, during the six-month Earnout Period following the closing, Mr. Maddox will be eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each referred to herein as an “Earnout Payment”) in accordance with the terms of the MIPA. The Earnout Payment payable to Mr. Maddox for each calendar month during the Earnout Period, if any, will be equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any accounts receivable from any existing customer outstanding as of the closing during such calendar month, provided that all Earnout Payments payable by us to Mr. Maddox under the MIPA may not exceed $1 million. The acquisition includes a three-year contract manufacturing agreement to be executed at our expansive 580,000 square-foot facility in Osceola, Arkansas. The Board appointed Jason Maddox our President effective as of October 16, 2024. The results of operations for the three months ended March 31, 2025 include the results of Maddox Industries. The results of operations for the three months ended March 31, 2024 do not include the results of Maddox Industries.

Nasdaq Deficiency Notice

On March 6, 2025, we received a letter (the “Notice”) from the Nasdaq Listing Qualifications Department, notifying us that, based upon the closing bid price of our common stock for the 30 consecutive business days from January 21, 2025 to March 5, 2025, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until September 2, 2025 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. The Notice has no immediate effect on the listing of our common stock, which will continue to trade on the Nasdaq Capital Market under the symbol “EVTV”, subject to our compliance with the other continued listing requirements of the Nasdaq Capital Market.

At a special meeting of our stockholders held on May 1, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the discretion of the Board, a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-10, with such ratio to be determined at the discretion of the Board (the “Reverse Stock Split”).

We are considering available options, including implementing the Reverse Stock Split, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or that we will be able to remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis.

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

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Revenue related to our medical supplies activities are recognized when such supplies have been delivered to our end customer. Sales are recognized in accordance with ASC 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

Cost of Sales

Cost of sales includes those costs related to the development, manufacture, and distribution of our electric vehicles. Specifically, we include in cost of sales for our electric vehicles segment each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our electric vehicles; and other associated costs. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage. Cost of sales included in our medical supplies activities include direct labor and accessories such as tape, glues, etc. The main materials are supplied by the customer.

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

Other (Expense)Income, Net

Other (expense)/income include non-operating income and expenses, including interest income and expense and unrealized gain (loss) of financial instruments at fair value.

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

Results of Operations

The following discussion compares our results of operations for the three and three months ended March 31, 2025 to the corresponding periods ended March 31, 2024:

Sales

Sales for the three months ended March 31, 2025 and 2024 were $590,567 and $810,490, respectively. Sales for the three months ended March 31, 2025 of our electric vehicle segment were $373,130 and consisted primarily of two class 4 trucks and one cargo van. Sales of our medical supplies segment consisted of delivery of medical gowns totaling $217,437 to a related party. Sales for the three months ended March 31, 2024 consisted primarily of six logistics cargo vans, two trucks, one forklift and other accessories. The sales decrease in our electric vehicle segment was primarily due to less favorable market conditions.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 and 2024 were $471,175 and $502,271, respectively. Cost of sales of our electric vehicles segment was $264,343 for the three months ended March 31, 2025. Cost of sales of our medical supplies segment was $206,812 for the three months ended March 31, 2025. Cost of sales for our electric vehicles segment was related to the sales of the trucks and van while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the three months ended March 31, 2024 consisted of the costs related to the sale of the electric vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $3,603,108 and $3,194,251 for the three months ended March 31, 2025 and 2024, respectively. G&A expenses increased primarily due to additional payroll and other costs incurred as a result of our new medical supplies segment, partially offset by lower stock compensation costs.

Consulting Expenses

Consulting expenses were $46,511 for the three months ended March 31, 2025. These costs were incurred primarily for certain consulting services related to our medical supplies segment.

Research and Development ("R&D") Expenses

R&D expenses were $98,398 and $70,265 for the three months ended March 31, 2025 and 2024, respectively, as the level of activity was increased.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill. As a result of this test, we recorded an impairment charge of $10,103,048 related to our goodwill for the three months ended March 31, 2025. No impairment charges were recorded for the three months ended March 31, 2024.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized loss of $283,793 and $1,569,927 for the three months ended March 31, 2025 and 2024, respectively, on our financial instruments that we elected to measure at fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Cash flows used in operating activities	$(4,217,480)	$(735,571)
Cash flows used in investing activities	(176,828)	—
Cash flows provided by financing activities	2,664,411	1,328,209
Net change in cash, restricted cash and cash equivalents	$(1,729,897)	$592,638

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $4,217,480, primarily due to a net loss of $14,036,381 and changes in operating assets and liabilities, net of $1,395,200, partially offset by non-cash operating charges of $11,214,101. The changes in operating assets and liabilities, net was due to an increase in receivable from related party of $202,663, and increase in miscellaneous receivable of $2,249,515 (related to certain fraudulent activities related to our banking operations and that was subsequently credited back to us), and increase in inventory deposits of $2,675,003 (primarily from deposits for our EPA grant program) and a decrease in other liabilities of $30,467, partially offset by a decrease in accounts receivable of $164,541, a decrease in inventory of $167,108, a decrease in prepaid expenses of $629,596, a decrease in other current and non-current assets of $55,751, an increase in accounts payable and accrued liabilities of $461,037 and an increase in deferred revenue of $2,284,415 (primarily related to our EPA grant program).

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was $176,828, primarily from the purchase of property and equipment used in our current operations.

Net cash provided by investing activities during the three months ended March 31, 2024 was $0 due to our initiative to conserve cash spend

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $2,664,411, primarily due to proceeds from the issuance of our convertible notes of $2,850,500, partially offset by the repayment of debt of $186,089.

Net cash provided by financing activities during the three months ended March 31, 2024 was $1,328,209, primarily from the issuance of the Note a convertible note that resulted in proceeds of $901,000 and proceeds of sale of our common stock to certain investors totaling $585,499, partially offset by debt repayment in the amount of $158,290.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $211,284 and working capital of approximately $4,394,102. Included in our working capital was a miscellaneous receivable of $2.249,515 that was recorded due to certain fraudulent activities conducted by external parties unrelated to us related to our bank accounts but was subsequently credited back to us. We believe that our existing cash and cash equivalents will be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of our common stock. As a result of this conversion, 1,743,476 shares of our common stock were issued at a weighted average price of $0.57. During the same quarter, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 1,490,304 shares of our common stock were issued at a weighted average price of $0.41. The remaining principal balance of the EVTV-1 Promissory Note on March 31, 2025 was $1,550,000.

Supplemental Agreement to A&R SEPA

On February 24, 2025, we entered into the Supplemental Agreement with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to us, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of the Additional Pre-Paid Advance in the principal amount of $5 million to be evidenced by the Additional Promissory Notes in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the Note EVTV-1 to $0.0713 per share.

The Additional Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 5%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remains uncured. The Additional Promissory Notes will mature on March 9, 2026, which may be extended at the option of the Investor. The Additional Promissory Notes are convertible at a conversion price equal to the lower of (i) $1.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.0713 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to us of approximately $2.7 million after deducting discounts and fees) as evidenced by the EVTV-3 Additional Promissory Note issued to the Investor on February 24, 2025. The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million was advanced by the Investor to us upon approval by our stockholders, at a special meeting of stockholders held on May 1, 2025, of the issuance of shares of our common stock in excess of the Exchange Cap (as defined in the A&R SEPA).

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

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as we transfer assembly and corporate functions to the Osceola Arkansas facility and the Houston, Texas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report for the period ended March 31, 2025, we have no contractual obligations.

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

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million measured on the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure about our executive compensation arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended March 31, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below:

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent three-month period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 12 - Contingencies, there were no material developments during the quarter ended March 31, 2025 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2024

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Supplemental Agreement, dated February 24, 2025, by and between Envirotech Vehicles, Inc. and YA II PN, Ltd.	8-K	001-38078	10.1	2/25/2025
10.2	Convertible Promissory Note, dated February 24, 2025, issued to YA II PN, Ltd.	8-K	001-38078	10.2	2/25/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.

Date: May 20, 2025	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Jason Maddox
Jason Maddox
President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)