Form 10-Q
period 2025-06-30
Envirotech Vehicles, Inc.
filed 2025-08-18
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of August 12, 2025 was 3,530,546.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “contemplate,” “plan,”  “project,” “forecast,” “potential,” “possible,” “proposed,” “should,” “develop,” “opportunity,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,”  “aim,” “goal,”  “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

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

•	our ability to obtain, retain and grow our customers, and our dependence on a limited number of customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependence on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services;

•	ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential administration, and changes to regulatory agencies;

•	changes in trade policies and the imposition of tariffs and other trade barriers in the jurisdictions where we source our materials or sell our products;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	our ability to respond and adapt to changes in electric vehicle technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters; and

•	our ability to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the impact of any steps taken to maintain such compliance, including the Reverse Stock Split (as defined below) on our operations, stock price and future access to funds.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as we as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2025. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$942,241	$1,941,181
Accounts receivable, net of allowance of $406,690 and $15,306 respectively	440,292	1,016,666
Receivable from related party, net of allowance of $40,633 and $6,700 respectively	2,155,247	993,300
Inventory, net	4,855,679	6,416,377
Inventory deposits	7,465,129	6,036,809
Prepaid expenses	361,217	1,130,027
Other current assets	91,481	101,794
Total current assets	16,311,286	17,636,154
Property and equipment, net	1,969,713	592,171
Right-of-use asset	608,206	108,508
Goodwill	—	10,103,048
Intangible assets, net	3,523,301	3,968,301
Other non-current assets	331,576	263,120
Total assets	$22,744,082	$32,671,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,164,871	$1,470,102
Deferred revenue	6,525,081	4,240,666
Accrued liabilities	2,036,395	2,069,061
Operating lease liability - short-term	339,693	235,625
Options liability, at fair value	—	132,412
Debt - current	5,365,276	3,596,805
Total current liabilities	16,431,316	11,744,671
Long-term liabilities
Operating lease liability - long-term	404,313	—
Debt - long-term	1,042	4,168
Total liabilities	16,836,671	11,748,839

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 3,220,058 and 1,987,262 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	32	20
Additional paid-in capital	98,551,971	94,383,917
Accumulated deficit	(92,644,592)	(73,461,474)
Total stockholders’ equity	5,907,411	20,922,463
Total liabilities and stockholders’ equity	$22,744,082	$32,671,302

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales, net	$1,047,029	$812,770	$1,637,595	$1,623,260
Cost of sales	2,504,746	608,947	2,975,921	1,111,218
Gross profit	(1,457,717)	203,823	(1,338,326)	512,042
Operating expenses
General and administrative	2,751,788	1,466,748	6,354,896	4,660,999
Consulting	—	—	46,511	—
Research and development	590,121	61,616	688,519	131,880
Goodwill impairment	—	—	10,103,048	—
Total operating expenses, net	3,341,909	1,528,364	17,192,974	4,792,879
Loss from operations	$(4,799,626)	$(1,324,541)	$(18,531,300)	$(4,280,837)
Other (expense)/income:
Interest income (expense), net	303	(1,067)	11,056	(7,210)
Unrealized loss on financial instruments at fair value	(290,144)	570,519	(573,937)	(999,408)
Realized loss on conversion of convertible notes	(76,764)	—	(76,764)	—
Other income/(expense)	19,494	(3)	(12,173)	—
Total other expense	(347,111)	569,449	(651,818)	(1,006,618)
Loss before income taxes	(5,146,737)	(755,092)	(19,183,118)	(5,287,455)
Income tax expense	—	—	—	—
Net loss	$(5,146,737)	$(755,092)	$(19,183,118)	$(5,287,455)
Net loss per share to common stockholders:
Basic and diluted	$(2.01)	$(0.48)	$(8.10)	$(3.41)
Weighted average shares used in the computation of net loss per share:
Basic and diluted	2,556,204	1,563,136	2,369,404	1,550,321

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,987,262	$20	$94,383,917	$(73,461,474)	$20,922,463
Convertible note conversion	323,378	3	1,738,202	—	1,738,205
Stock based compensation	—	—	546,576	—	546,576
Net loss	—	—	—	(14,036,381)	(14,036,381)
Balance, March 31, 2025	2,310,640	$23	$96,668,695	$(87,497,855)	$9,170,863
Common stock issued from convertible notes conversion	909,418	9	1,842,797	—	1,842,806
Stock based compensation	—	—	40,479	—	40,479
Net loss	—	—	—	(5,146,737)	(5,146,737)
Balance, June 30, 2025	3,220,058	$32	$98,551,971	$(92,644,592)	$5,907,411

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,517,175	$15	$85,246,062	$(64,612,499)	$20,633,578
Common stock issued for cash	34,889	1	585,498	—	585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—	—	(4,532,363)	(4,532,363)
Balance, March 31, 2024	1,552,064	$16	$87,649,943	$(69,144,862)	$18,505,097
Common stock issued for cash	17,078	—	363,749	—	363,749
Stock based compensation	—	—	35,045	—	35,045
Net loss	—	—	—	(755,092)	(755,092)
Balance, June 30, 2024	1,569,142	$16	$88,048,737	$(69,899,954)	$18,148,799

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,183,118)	$(5,287,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,255	75,871
Unrealized loss on financial instruments at fair value	573,937	999,408
Realized loss on conversion of convertible notes	76,764	—
Goodwill impairment charge	10,103,048	—
Stock based compensation expense	587,055	1,853,428
Changes in assets and liabilities:
Accounts receivable	576,374	(733,998)
Receivable from related party	(1,161,947)	—
Inventory	1,560,698	127,372
Inventory deposits	(2,743,291)	443,074
Prepaid expenses	768,810	187,474
Other current assets	10,313	25,439
Other non-current assets	(568,154)	139,028
Accounts payable	694,769	195,786
Accrued liabilities	(32,666)	438,089
Deferred revenue	2,284,415	—
Other liabilities	508,381	(164,079)
Net cash used in operating activities	(5,385,357)	(1,700,563)
Cash flows from investing activities:
Purchase of property and equipment	(176,828)	(135,288)
Net cash used in investing activities	(176,828)	(135,288)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	949,248
Proceeds from issuance of convertible note	4,750,500	901,000
Proceeds from debt	—	232,067
Principal repayments on debt	(187,255)	(266,119)
Net cash provided by financing activities	4,563,245	1,816,196
Net change in cash, restricted cash and cash equivalents	(998,940)	(19,655)
Cash and cash equivalents at the beginning of the period	1,941,181	456,719
Cash and cash equivalents at the end of the period	$942,241	$437,064
Supplemental cash flow disclosures:
Cash paid for interest expense	$8,804	$7,258
Non-cash transfer of inventory deposits to property and equipment	$1,314,971	$—
Cancellation of Convertible note cancelled and transferred to Notes payable - current	$—	$1,025,743
Conversion of short-term note to common stock	$3,581,011	$—
Capital expenditures unpaid on June 30, 2025 and June 30, 2024	$—	$4,187

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Envirotech Vehicles, Inc., including its consolidated subsidiaries (the "Company"), is a provider of purpose-built zero-emission electric vehicles focused on reducing the total cost of vehicle ownership and helping fleet operators unlock the benefits of green technology. The Company serves commercial and last-mile fleets, school districts, public and private transportation service companies, and colleges and universities to meet the increasing demand for light to heavy-duty electric vehicles. The Company’s vehicles address the challenges of traditional fuel price cost instability and local, state, and federal regulatory compliance. During the first quarter of 2025, the Company increased its business portfolio by adding two new business operations: (1) medical supplies and (2) drones.

On August 8, 2025, the Company effected a 1-for-10 reverse stock split of our common stock with no change to authorized shares of common stock. All share, options, warrants, restricted stock unit (“RSU”), and per share information through this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split. The shares of common stock retain a par value of $0.00001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common Stock” to “Additional paid-capital.”

2.	Summary of Significant Accounting Policies

Basis of Presentation—These unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Out of Period Adjustment—During the three months ended June 20, 2025, the Company recorded out-of-period adjustments to correct errors related to the understatement of the sales and the understatement of research and development expense that were incorrectly omitted from the financial statements for the period ended March 31, 2025. Regarding the adjustment to sales the Company did not record sales for the three-month period ended March 31, 2025 due to lack of evidence that the performance obligation was met. An adjustment of $126,535 was recorded in the current period's statement of operations to recognize revenue associated with medical supplies that were delivered during the period. The research and development expense error was the result of Management not recognizing the nature of a development contract that was entered into during the period ended March 31, 2025 and beginning to expense the associated costs but rather those costs remained on the balance sheet within inventory deposits. The adjustment of $400,000 was recorded in the current period's statement of operations to recognize research and development expense and a corresponding reduction in inventory deposits on the balance sheet. Management has evaluated the impact of the errors, both qualitatively and quantitatively, and determined that they were not material to the financial statements for the quarter ended March 31, 2025, or the current period.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of Envirotech Vehicles, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the options liability and convertible note disclosed in Note 5 - Debt, in which the Company has elected the fair value option.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services and delivery of medical supplies to the customers of its related party. The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recorded net revenue of ($25,237) from the delivery of electric vehicles as a result of certain credits given to our customers for operational issues. The Company recorded net revenue of $1,072,266 from the delivery of medical supplies to a related party for the three months ended June 30, 2025 for the Company's medical supplies segment. One customer accounted for 100% of the net revenue for the three months ended June 30, 2025 from the delivery of an electric vehicle in the electric vehicle segment. Certain credit memos were issued to one customer due to one-time operational issues. One customer, a related party, accounted for 100% of the net revenue for the three months ended June 30, 2025 for the Company's medical supplies segment.

Net revenue recorded for the six months ended June 30, 2025 was $348,063 and $1,289,532 for the electric vehicles segment and medical supplies segment, respectively.  Two customers accounted for 100% of the net revenue for the delivery of electric vehicles in the electric vehicles segment for the six months ended June 30, 2025. One customer, a related party, in the medical supplies segment accounted for 100% or $1,289,532 of the net revenue for the six months ended June 30, 2025.

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

Medical supply revenue is recognized at the point in time when control transfers to the customer, which in this arrangement, occurs when the gowns are delivered.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had no restricted cash at both  June 30, 2025 and  December 31, 2024. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had no marketable securities at both June 30, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts— The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $846,982 as of  June 30, 2025 and a recorded allowance for doubtful accounts of $406,690, resulting in a net trade accounts receivable balance of $440,292. The Company had trade accounts receivable of $1,031,972 as of  December 31, 2024 and an allowance for doubtful accounts of $15,306, resulting in a net trade receivable balance of $1,016,666. A significant portion of the Company’s electric vehicle sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to electric vehicle sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  June 30, 2025 is primarily from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs. At June 30, 2025, the Company did have a concentration of customers; with five customer balances accounting for approximately 93% of the outstanding accounts receivable of the Company's electric vehicle segment.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had receivable from related party of $2,195,880 and a recorded allowance of $40,633, resulting in a net receivable from related party of $2,155,247 as of June 30, 2025. The Company had a receivable from related party of $1,000,000 and a recorded allowance of $6,700, resulting in a net receivable from related party of $993,300 as of December 31, 2024.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future or when their cost has fallen below net realizable value. The Company had finished goods inventory on hand of $6,040,410 as of June 30, 2025 and recorded an inventory valuation allowance of $1,184,731 related to vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $4,855,679 at  June 30, 2025. The Company had finished goods inventory on hand and a related inventory valuation allowance of $6,428,806 and $12,429, respectively, as of December 31, 2024, resulting in a net inventory balance of $6,416,377 as of December 31, 2024.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they commence manufacturing our vehicles and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheets. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $7,465,129 and $6,036,809 as of  June 30, 2025 and December 31, 2024, respectively. Funds obtained for the Company's electric buses are deposited within inventory deposits. Three vendors account for 100% of the inventory deposit balance at June 30, 2025.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  June 30, 2025 and December 31, 2024, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the periods presented, the diluted loss per share and basic loss per share calculations are the same as the diluted loss per share calculation would be anti-dilutive.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2025, 977,250 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 147,039 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. The Company also has convertible notes that may potentially be converted into shares of the Company’s common stock, however, the conversion is based on several market factors, and as such, the number of shares of the Company’s common stock to be converted is not known.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest at June 30, 2025. Additionally, the Company had a concentration in accounts payable, as three vendors and two vendors made up greater than 10% individually, and 60% and 50% in the aggregate of the outstanding accounts payable balance as of June 30, 2025 and December 31, 2024, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30, 2025 and  December 31, 2024, respectively.

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

The Company has determined that it has three reporting units, and based on both qualitative and quantitative analysis and based on management’s assessment, the Company recorded a non-cash impairment of $10,103,048 during the first quarter of 2025 on the Company's Consolidated Statements of Operations. No impairment was recorded for the year ended December 31, 2024 resulting in a goodwill balance of $10,103,048 on that date.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $590,121 and $688,519 during the three and six months ended June 30, 2025, respectively. Research and development costs were $61,616 and $131,880 during the three and six months ended June 30, 2024, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $40,479 and $587,055 was recorded for the three and six months ended June 30, 2025, respectively. Non-cash stock-based compensation expense of $35,045 and $1,853,428 was recorded for the three and six months ended  June 30, 2024, respectively.

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

Leases—The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 12 - Leases.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt the guidance when it becomes effective on a prospective basis.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$125,620	$90,641
Leasehold improvements	380,286	359,529
Machinery and equipment	388,466	272,774
Electric buses	1,314,970	—
Vehicles	376,748	371,350
Test/Demo vehicles	30,685	30,685
Total property and equipment	2,616,775	1,124,979
Less accumulated depreciation	(647,062)	(532,808)
Net property and equipment	$1,969,713	$592,171

Depreciation expense was $56,071 and $36,659 for the three months ended June, 2025 and 2024, respectively. Depreciation expense was $114,254 and $75,871 for the six months ended June, 2025 and 2024, respectively.

4.	Goodwill and Other Intangibles

During the first quarter of 2025, the Company concluded that a triggering event had occurred as a result of a decline of the Company's stock price. Consequently, the Company conducted an impairment test for the first quarter of 2025 and recorded a non-cash impairment of $10,103,048 for the three months ended March 31, 2025.

The following table presents a reconciliation of the carrying amount of goodwill for the six months ended June 30, 2025.

Total
Goodwill as of December 31, 2023	$9,583,836
Increase due to acquisitions	519,212
Goodwill as of December 31, 2024	10,103,048
Goodwill Impairment	(10,103,048)
Goodwill as of June 30, 2025	$-

	As of June 30, 2025
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(374,932)	$1,725,068	2.46
Trade names and trademarks	1,900,000	(101,767)	$1,798,233	9.46
Intangible assets, net	$4,000,000	$(476,699)	$3,523,301

	As of December 31, 2024
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(24,932)	$2,075,068	2.96
Trade names and trademarks	1,900,000	(6,767)	$1,893,233	9.96
Intangible assets, net	$4,000,000	$(31,699)	$3,968,301

Amortization expense was $222,500 and $445,000 for the three and six months ended June 30, 2025, respectively.

Amortization expense
Remainder of 2025	$445,000
2026	$890,000
2027	$865,068
2028	$190,000
2029 and beyond	$1,133,233

5.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $7,294 as of June 30, 2025, of which $6,252 is classified as Notes Payable - current and $1,042 is classified as Notes Payable - long term on the Company's consolidated balance sheets as of  June 30, 2025.

On June 15, 2024, the Company entered into a premium financing agreement with First Insurance Funding to finance its directors' and officers' insurance coverages. The $232,067 loan is payable over nine months, beginning in July 2024, and bears interest at 8.25% with monthly payments of $24,093. This note was paid off as of  June 30, 2025.

On June 15, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance its directors' and officers' insurance coverages. The $140,400 loan is payable over nine months, beginning in July 2024, and bears interest at 8.24% with monthly payments of $14,576. The balance of this note was $140,400 as of  June 30, 2025.

On August 20, 2024, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance insurance coverages other than its directors' and officers' insurance coverages. The $417,051 loan is payable over eleven months, beginning in September 2024, and bears interest at 8.24% with monthly payments of $39,493. The balance of this note, including accrued interest, was $39,224 as of  June 30, 2025.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor (the "Holder"). In addition, the Holder received options to purchase 80,000 shares of the Company's common stock at $15.00 per share. During the third quarter of 2024, the short-term note was converted into 50,505 shares of common stock in satisfaction of the convertible note payable.

The Company has elected to measure the remaining options at fair value. In estimating the fair value of the options, the Black-Scholes Merton Model is used. The required inputs include the current stock price, the exercise price, the term of the options, the risk-free rate and the volatility of the common stock. The options' fair value is classified a Level 3 under the fair value hierarchy as provided by ASC 820. The fair valuation of the options uses inputs other than quoted prices that are observable either directly or indirectly.

The net proceeds of $901,000 received by the Company from the issuance of the Note are bifurcated between the Note and the options. The amount allocated to the options is $431,405 which is the fair value of the options on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the three months ended March 31, 2025. As a result of this election, the Company recorded an unrealized gain of $1,323 and an unrealized loss $556,174 for the three and six months ended  June 30, 2024, respectively, for the Note.

The Company recorded an unrealized gain of $0 and $132,412 for the options for the three and six months ended June 30, 2025 for the options, respectively. The Company recorded an unrealized gain of $569,196 and an unrealized loss of $443,234 for the three and six months ended  June 30, 2024, respectively, for the Options.

Amended and Restated Standby Equity Purchase Agreement ("A&R SEPA")

On October 31, 2024, the Company entered into A&R SEPA with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024, by and between the Company and the Investor (the “Original SEPA”).

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below) and the Additional Promissory Notes (as defined below), the Company has the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for the Company’s issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024 (the “EVTV-1 Promissory Note”), and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024 (the “EVTV-2 Promissory Note”). The Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. Prior to the Company’s entry into the Supplemental Agreement (as defined below), the Promissory Notes were initially set to mature on November 13, 2025 and were convertible at a conversion price equal to the lower of (i) $21.4800 per share or (ii) 93% of the lowest daily volume weighted average price of the Company’s common stock on Nasdaq Stock Market LLC (“Nasdaq”) as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which was $3.5800 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 6,410 shares of common stock to the Investor as a commitment fee.

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of the Company's common stock. As a result of this conversion, 174,348 shares of the Company's common stock were issued at a weighted average price of $5.70.

During the same quarter, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 149,030 shares of the Company's common stock were issued at a weighted average price of $4.10. During the second quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 56,144 shares of the Company's common stock were issued at a weighted average price of $2.38. The remaining principal balance of the EVTV-1 Promissory Note on June 30, 2025, was $1,250,000. As a result of this conversion, realized gains of $4,145 and $4,145 were recognized for the three and six months ended June 30, 2025.

The Company has elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized gain of $17 and $762 for the EVTV-1 Promissory Note for the three and six months ended June 30, 2025, respectively. The Company also recorded an unrealized gain of $0 and $350 for the EVTV-2 Promissory Note for the three and six months ended June 30, 2025, respectively.

Supplemental Agreement to A&R SEPA

On February 24, 2025, the Company entered into a supplemental agreement, dated February 24, 2025 (the “Supplemental Agreement”), with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to the Company, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of $5 million under the A&R SEPA (the “Additional Pre-Paid Advance”), to be evidenced by convertible promissory notes (the “Additional Promissory Notes”) in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the Note EVTV-1 to $0.7130 per share.

The Additional Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 5%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remains uncured. The Additional Promissory Notes will mature on March 9, 2026, which may be extended at the option of the Investor. The Additional Promissory Notes are convertible at a conversion price equal to the lower of (i) $10.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.7130 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to the Company of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by the Company to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”).

The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million (with net proceeds of approximately $1.8 million after deducting discounts and fees) was disbursed to the Company on May 7, 2025 (the "EVTV-4 Additional Promissory Note"). During the second quarter of 2025, the obligation under the EVTV-4 Additional Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 853,275 shares of the Company's common stock were issued at a weighted average price of $1.77. The remaining principal balance of the EVTV-4 Additional Promissory Note on June 30, 2025, was $500,000. A realized loss of $80,909 was recognized as a result of this conversion for the three months ended June 30, 2025.

The Company has elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the Company's common stock. The Additional Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized loss of $27,200 and $444,500 for the EVTV-3 Additional Promissory Note for the three and six months ended June 30, 2025, respectively. The Company also recorded an unrealized gain of $262,961 for the EVTV-4 Additional Promissory Note for the three months ended June 30, 2025.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of June 30, 2025:

Amount
Remainder of 2025	$1,380,073
2026	3,562,471
Total Payments	$4,942,544

6.	Stockholders’ Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on June 30, 2025 and December 31, 2024. There was no outstanding shares of preferred stock on June 30, 2025 and December 31, 2024.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 3,220,058 and 1,987,262 shares of the Company's common stock were outstanding on June 30, 2025 and December 31, 2024, respectively.

A&R SEPA

On September 23, 2024, the Company entered into the Original SEPA, which was amended and restated pursuant to the A&R SEPA on October 31, 2024. Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes and the Additional Promissory Notes and subject to certain limitations and conditions set forth therein, the Company has the right, but not the obligation, to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of shares of the Company’s common stock at the Company's request, from time to time, until November 1, 2027. See Note 6 – Debt.

7.	Stock Warrants

The Company’s outstanding warrants as of June 30, 2025 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring May 7, 2026	95,834	$200.00	0.85
Outstanding warrants expiring September 11, 2026	51,205	$16.60	1.21
Outstanding warrants at June 30, 2025	147,039

December 2020 Warrants

The warrants issued pursuant to a securities purchase agreement, dated as of December 24, 2020, that the Company entered into with certain institutional and accredited investors and pursuant to which, among other things, the Company sold and issued, and the investors purchased, shares of the Company’s common stock and related warrants to purchase additional shares of the Company’s common stock in a series of two closings, contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days, may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants may be cancelled. From among these warrants, warrants for 1,283 shares of common stock expired in 2023, warrants for 43,125 shares of common stock expired on January 28, 2025, and warrants for 95,834 shares of common stock will expire on May 7, 2026.

September 2024 Warrants

On September 12, 2024, the Company entered into securities purchase agreements with four private investors with respect to the private placement of an aggregate of 51,205 shares of the Company’s common stock at a price of $16.60 per share and warrants to purchase up to an aggregate of 51,205 shares of the Company's common stock. The Company received aggregate gross cash proceeds from this private placement (exclusive of proceeds from any future exercise of the warrants) of $850,000.  The warrants have a term of two years and are exercisable at any time after September 16, 2024, at an exercise price of $16.60 per share. The warrants expire on September 11, 2026.

8.	Stock Options and Restricted Shares

The outstanding options at  June 30, 2025 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2024	564,126
Options Granted at $2.50 Exercise Price	415,000	$2.50
Options Expired at $26.50 Exercise Price	(277)	$26.50
Options Expired at $21.10 Exercise Price	(1,377)	$21.10
Options Expired at $24.40 Exercise Price	(10,000)	$24.40
Options forfeited at $26.50 Exercise Price	(222)	$26.50
Options Granted at $2.10 Exercise Price	10,000	$2.10
Outstanding at June 30, 2025	977,250
Outstanding Options at $20.00 Exercise Price	25,000	$20.00	6.52
Outstanding Options at $24.00 Exercise Price	9,090	$24.00	6.52
Outstanding Options at $90.00 Exercise Price	25,675	$90.00	5.48
Outstanding Options at $262.00Exercise Price	675	$262.00	2.82
Outstanding Options at $21.00 Exercise Price	58,850	$21.00	8.03
Outstanding Options at $21.10 Exercise Price	136,460	$21.10	8.72
Outstanding Options at $26.60 Exercise Price	2,500	$26.60	8.62
Outstanding Options at $15.00 Exercise Price	80,000	$15.00	1.55
Outstanding Options at $27.50 Exercise Price	200,000	$27.50	1.60
Outstanding Option at $17.60 Exercise Price	10,000	$17.60	8.99
Outstanding Options at $14.90 Exercise Price	2,000	$14.90	8.99
Outstanding Options at $22.00 Exercise Price	2,000	$22.00	8.98
Outstanding Options at $2.50 Exercise Price	415,000	$2.50	9.8
Options Granted at $2.10 Exercise Price	10,000	$2.10	8.5
Outstanding at June 30, 2025	977,250

At  June 30, 2025 944,026 of the outstanding stock options were exercisable. Unrecognized compensation for unvested shares was $161,833.

On March 10, 2025, the Compensation Committee  granted the non-employee directors and certain executives and consultants options to purchase 415,000 shares of common stock at an exercise price of $2.50 per share, of which 385,000 of these options vested immediately upon grant and expire on the tenth anniversary of the grant date. The remaining 30,000 options vest on the one-year anniversary of the grant date and expire on the tenth anniversary of the grant date.

On May 21, 2025, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors (the "Board") granted a consultant options to purchase 10,000 shares of common stock at an exercise price of $2.10 per share, all of which vested immediately upon grant and expire on the tenth anniversary of the grant date.

As of June 30, 2025, the outstanding stock options had intrinsic value of $0.

Performance Options

On February 28, 2024, the Company issued options to an external party to purchase 200,000 shares of the Company's common stock at an exercise price of $27.50 per share, contingent upon achieving certain sales targets. On June 30, 2025, the sales targets were not met and therefore, no compensation expense was recorded for the three and six months ended June 30, 2025, respectively. The Company does not believe that the criteria will be met. These options expire on February 5, 2027.

9.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 and $46,624 for the three and six months ended June 30, 2025, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $15,000 and $30,000 for the three and six months ended June 30, 2025, respectively, in connection with the ABCI Office Lease.

The Company incurred $37,500 and $75,000 for the three and six months ended June 30, 2025, respectively, of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board.

The Company also expensed $45,000 and $90,000 for the three and six months ended June 30, 2025, respectively, to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as President and Interim Chief Financial Officer of the Company in lieu of wages. In addition, the Company also expensed $45,000 and $90,000 for the three and six months ended June 30, 2025, respectively, to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as Chief Operating Officer of the Company in lieu of wages.

All revenue earned for the three and six months ended June 30, 2025 by the Company's medical supplies segment was from Maddox Defense, Inc., a company owned by Jason Maddox, President and Interim Chief Financial Officer of the Company.

The Company also maintains a procurement contract with EVTV Canada, a related party whereby one of its officers holds a significant number of shares in the Company.

10.	Commitments

See Note 13 - Leases for further information.

11.	Contingencies

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

12.	Leases

Operating leases

The Company has active operating lease arrangements for office space and warehouse facilities. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. Although these leases have terms that are either month-to-month or terms that are one year or less (with renewal options), the Company concluded that the term renewal options are reasonably certain to be exercised, and the Company classified such leases as operating leases in accordance with the provisions of ASC 842.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Defense (with renewal options), an entity of which Jason Maddox, the President and Interim Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its medical supplies operations. This lease is treated as an operating lease in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases.

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

On July 1, 2024, the Company entered into a month-to-month lease contract to lease a residence in Osceola, Arkansas for the purpose of housing certain of the Company's employees. The monthly lease cost is $3,000. This lease is treated as a short-term lease.

On August 26, 2024, the Company entered into a one-year lease contract to lease a location in Manalapan, New Jersey with the purpose of servicing the Company's New Jersey customers. The monthly lease cost is $2,900 and at the end of the one-year lease term, the lease converts into a month-to-month arrangement. This lease is treated as a short-term lease.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease expenses
Operating lease expenses	$99,863	$89,268	$138,175	$178,536
Short-term lease expenses	50,747	7,886	97,573	33,057
Total lease cost	$150,610	$97,154	$235,748	$211,593
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$97,402	$85,562	$135,714	$171,124
Weighted-average remaining lease term (in years):
Operating leases	2.18	1.25	2.18	1.25
Weighted-average discount rate:
Operating leases	14%	14%	14%	14%

Future minimum payments under operating leases are as follows:

Remainder of 2025	$291,015
2026	$243,454
2027	$253,192
2028	$85,217
Total payments	$872,878

13.	Segment Reporting

The Chief Operating Decision Maker is the Chief Executive Officer, who reviews the segment operating results in order to allocate resources and assess performance.

The Company has identified three segments:

(1) Electric vehicles,

(2) Medical supplies and

(3) Drones

The electric vehicle segment consists of sales of commercial electric vehicles to customers. A significant portion of such sales are through state subsidized or funded programs. The medical supplies segment consists solely of sales to Maddox Defense, a related party based on an agreement to supply refurbished medical gowns on a cost-plus pricing arrangement. Through the Company's drone operations, it is also diversifying its portfolio of assets by engaging in the future production and supply of drones that will be used in the agricultural environment. Currently, activity within the Drones segment is limited to start up expenses and research and development activities.

The table below summarizes the operating results of the Company's segments for the three and six months ended June 30, 2025:

	Electric vehicles	Medical Supplies	Drones	Total
Sales, net	$(25,237)	$1,072,266	$-	$1,047,029
Operating loss	$(3,274,582)	$(951,437)	$(573,607)	$(4,799,626)
Interest income (expense), net				303
Unrealized loss on financial instruments at fair value				(290,144)
Realized loss on conversion of convertible notes				(76,764)
Other expense				19,494
Income tax expense				-
Net loss				$(5,146,737)

	Six months ended June 30th , 2025
	Electric vehicles	Medical Supplies	Drones	Total
Sales, net	$348,063	$1,289,532	$-	$1,637,595
Operating loss	$(16,524,991)	$(1,339,675)	$(666,634)	$(18,531,300)
Interest income (expense), net				11,056
Unrealized loss on financial instruments at fair value				(573,937)
Realized loss on conversion of convertible notes				(76,764)
Other expense				(12,173)
Income tax expense				-
Net loss				$(19,183,118)

14.	Subsequent Events

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

Reverse 1-for-10 stock split

On August 6, 2025 (the “Split Effective Time”), the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-10 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every 10 shares of Common Stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the exercise price and number of shares of Common Stock issuable upon exercise of the Company's outstanding stock options and warrants and the shares reserved for issuance under the Company’s 2017 Equity Incentive Plan. The Company’s common stock began trading on a post-split basis on the Nasdaq Capital Market on August 8, 2025.

Appointment of Jason Maddox as a Class II Director

On August 5, 2025, the board of directors (the “Board”) of Envirotech Vehicles, Inc., a Delaware corporation (the “Company”), approved the appointment of Jason Maddox as a Class II director of the Company effective as of August 6, 2025, to serve until the 2025 Annual Meeting of Stockholders of the Company. Mr. Maddox has not been appointed to any committees of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

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

For the three months ended June 30, 2025 and 2024 , we generated sales revenue of $1,047,029 and $812,770, respect ively, and our net loss for the three months ended  June 30, 2025  and June 30, 2024 was $5,146,737 and $755,092, respectively. For the six months ended June 30, 2025 and 2024 , we generated sales revenue of $1,637,595 and $1,623,260, respect ively, and our net loss for the six months ended  June 30, 2025  and June 30, 2024 was $19,183,118 and $5 ,287,455, respectively.

Included i n our net loss for the three months ended June 30, 2025 is a non-cash unrealized loss on financial instruments of $290,144 and a non-cash realized loss from conversion of our convertible notes of $76,764. Included in our net loss for the three months ended June 30, 2024 is a non-cash unrealized gain on financial instruments of $570,519. Included in our net loss for the six months ended June 30, 2025 is a non-cash unrealized loss on financial instruments of $573,937, a non-cash realized loss from conversion of our convertible notes of $76,764 and a non-cash impairment charge related to our goodwill of $10,103,048. Included in our net loss for the six months ended June 30, 2024 is a non-cash unrealized loss on financial instruments of $999,408.

One Big, Beautiful Bill Act (the "Act")

The demand for our vehicles may be affected adversely from the Act due to significant reductions in electric vehicle credits made available to consumers. This may affect our future profitability.

Import Tariffs

Tariffs imposed by the current administration may significantly affect demand for our vehicles or reduce our gross profits if we are unable to pass such tariffs to our customers. We are currently assessing the impact and will take appropriate action to minimize the impact of such tariffs on our electric vehicle strategy.

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

On August 6, 2025, we filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a post-split basis on the Nasdaq Capital Market as of the open of trading on August 8, 2025. Upon the effectiveness of the Reverse Stock Split, every 10 issued and outstanding shares of the Company’s common stock were automatically combined into one share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of the Company’s common stock issuable upon exercise of the Company's outstanding stock options and warrants, as well as the applicable exercise prices, and to the number of shares issuable under the Company’s 2017 Equity Incentive Plan. The Reverse Stock Split did not affect the number of authorized shares of the Company’s common stock. All references made to share or per share amounts in the accompanying unaudited interim condensed consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split. Under Nasdaq Listing Rules, to regain compliance, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days to regain compliance with the Minimum Bid Price Requirement.

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

Third-party contractors, suppliers and manufacturers. We rely upon third parties to supply us with raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us. We also are solely reliant on one vendor which is a related party to provide all vehicles as there is currently no manufacturing in the United States.

Components of Results of Operations

Sales

Sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Revenue is recognized at the point in time when control transfers to the customer, which in this arrangement, occurs when the gowns are delivered. Sales are recognized in accordance with ASC 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

Cost of Sales

Cost of sales includes those costs related to the development, manufacture, and distribution of our electric vehicles. Specifically, we include in cost of sales for our electric vehicles segment each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our electric vehicles; and other associated costs. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage. Cost of sales included in our medical supplies activities include direct labor and accessories such as tape, glues, etc. The main materials of our medical supplies segment are supplied by the customer.

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

Other (Expense)Income, Net

Other (expense)/income include non-operating income and expenses, including interest income and expense, realized gain/(loss) on conversion of convertible notes and unrealized gain (loss) of financial instruments at fair value.

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

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2025 to the corresponding periods ended June 30, 2024:

Sales

Sales for the three months ended June 30, 2025 and 2024 were $1,047,029 and $812,770, respectively. Sales for the three months ended June 30, 2025 of our electric vehicle segment were ($25,237) as certain credit memos were issued for operational purposes. Sales of our medical supplies segment consisted of delivery of medical supplies totaling $1,072,266 to a related party. Sales for the three months ended June 30, 2024 consisted primarily of five logistics cargo vans, one cab and chassis truck, one electric sweeper and one passenger van. The sales decrease in our electric vehicle segment was primarily due to less favorable market conditions.

Sales for the six months ended June 30, 2025 and 2024 were $1,637,595 and $1,623,260, respectively. Sales for the six months ended June 30, 2025 of our electric vehicle segment were $348,063 and consisted primarily of two logistics cargo vans and two cab and chassis trucks. Sales of our medical supplies segment consisted of delivery of medical supplies totaling $1,289,532 to a related party. Sales for our medical supplies segment is based on a cost-plus pricing structure. The sales decrease in our electric vehicle segment was primarily due to less favorable market conditions.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 and 2024 were $2,504,746 and $608,947, respectively. Cost of sales of our electric vehicles segment was $1,523,713 for the three months ended June 30, 2025. Cost of sales of our medical supplies segment was $981,033 for the three months ended June 30, 2025. Cost of sales for our electric vehicles segment was related to the sales of the trucks and van and additional inventory write-downs while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the three months ended June 30, 2024 consisted of the costs related to the sale of the electric vehicles sold as described above.

Cost of sales for the six months ended June 30, 2025 and 2024 were $2,975,921 and $1,111,218, respectively. Cost of sales of our electric vehicles segment was $1,788,075 for the six months ended June 30, 2025. Cost of sales of our medical supplies segment was $1,187,845 for the six months ended June 30, 2025. Cost of sales for our electric vehicles segment was related to the sales of the trucks and van and additional inventory write-downs of $1,172,302 while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the six months ended June 30, 2024 consisted of the costs related to the sale of the electric vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $2,751,788 and $1,466,748 for the three months ended June 30, 2025 and 2024, respectively. G&A expenses increased primarily due to higher provision for doubtful receivables, higher legal and accounting costs due to additional resources required for compliance and other matters, higher commissions as investment banking fees for the convertible notes, higher rents due to the Houston facility, additional rentals for housing and equipment and higher amortization expense from the Maddox Acquisition.

G&A expenses were $6,354,896 and $4,660,999 for the six months ended June 30, 2025 and 2024, respectively. G&A expenses increased primarily due to higher provision for doubtful receivables, higher legal and accounting costs due to additional resources required for compliance and other matters, higher payroll and contract labor for various operational projects at the Arkansas and Houston facilities, higher commissions as investment banking fees for the convertible notes, higher rents due to the Houston facility, additional rentals for housing and equipment and higher amortization expense from the Maddox Acquisition, partially offset by lower stock compensation costs due to favorable changes in the inputs to the valuation model.

Consulting Expenses

Consulting expenses were $46,511 for the six months ended June 30, 2025. These costs were incurred primarily for certain consulting services related to our medical supplies segment.

Research and Development ("R&D") Expenses

R&D expenses were $590,121 and $61,616 for the three months ended June 30, 2025 and 2024, respectively, as the level of activity increased. R&D expenses were $688,519 and $131,880 for the six months ended June 30, 2025 and 2024, respectively, primarily due to costs incurred in our drone segment to build certain prototypes.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill. As a result of this test, we recorded an impairment charge of $10,103,048 related to our goodwill for the three and six months ended June 30, 2025. No impairment charges were recorded for the three and six months ended June 30, 2024.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized loss of $290,144 for the three months ended June 30, 2025 and an unrealized gain of $570,519 for the three months ended June 30, 2024, on our financial instruments that we elected to measure at fair value. We recorded a non-cash unrealized loss of $573,937 and $999,408 for the six months ended June 30, 2025 and 2024, respectively, on our financial instruments that we elected to measure at fair value. These valuations are directly impacted by the changes in our stock price which declined since the instruments were issued.

Realized loss on conversion of convertible notes

We recognized a loss of $76,764 due to the conversion of the Promissory Notes and Additional Promissory Notes into the shares of the Company's common stock for the three and six months ended June 30, 2025.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Cash flows used in operating activities	$(5,385,357)	$(1,700,563)
Cash flows used in investing activities	(176,828)	(135,288)
Cash flows provided by financing activities	4,563,245	1,816,196
Net change in cash, restricted cash and cash equivalents	$(998,940)	$(19,655)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $5,385,357, primarily due to a net loss of $19,183,118, partially offset by changes in operating assets and liabilities, net of $1,897,702 and non-cash operating changes of $11,900,059. The changes in operating assets and liabilities, net was due a decrease in accounts receivable of $576,374, a decrease in inventory of $1,560,698, a decrease in prepaid expenses and other current assets of $779,123, an increase in accounts payable of $694,769, an increase in deferred revenue of $2,284,415 as a result of fundings from the EPA grants and an increase of $508,381 in other liabilities primarily from the capitalization of the Houston lease, partially offset by an increase in related party receivable of $1,161,947 from our medical supplies segment, an increase in inventory deposits of $2,743,291, an increase in non-current assets of $568,154 primarily from the capitalization of the Houston lease as a ROU asset and a decrease in accrued liabilities of $32,666.

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

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing and government incentives to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; the amount of expenses we incur to satisfy future warranty claims, and the ability to engage in supply medical supplies to the federal government on a long-term basis.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $176,828, primarily from the purchase of property and equipment that is used in our current operations.

Net cash used in investing activities during the six months ended June 30, 2024 was $135,288, primarily from the purchase of property and equipment that is used in our current operations.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $4,563,245 primarily from the issuance of the Additional Promissory Notes for $4,750,500 in net proceeds, partially offset by loan repayments of $187,255.

Net cash provided by financing activities during the six months ended June 30, 2024 was $1,816,196, primarily due to proceeds from the issuance of our common stock of $949,248, proceeds from the issuance of a convertible note of $901,000, and proceeds from issuance of debt for $232,067, partially offset by the repayment of debt of $266,119. See Note 5 - Debt to our unaudited consolidated financial statements included in this Quarterly Report for additional information regarding these financing activities.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $942,241 and negative working capital of approximately $120,030. We believe that our existing cash and cash equivalents and current business plan that provides us with third-party financing may be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

On February 12, 2025, we announced the relocation of our corporate headquarters and the establishment of a new 86,000 square foot facility in Houston, Texas. This strategic move reinforces our commitment to expanding U.S. manufacturing, strengthening fleet services, and supporting the growing demand for commercial electric vehicles. We opened our new corporate headquarters and manufacturing facility in 2025. As a result of this relocation, we may incur additional capital expenditure and one-time relocation costs, which at the time of filing, are being estimated.

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024, the Company entered into the A&R SEPA with the Investor. The A&R SEPA amends and restates in its entirety the Original SEPA.

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes, we have the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the Pre-Paid Advance in the amount of $3 million in exchange for the Company’s issuance to the Investor of the Promissory Notes in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024, and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024. The Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on November 13, 2025, which may be extended at the option of the Investor. The Promissory Notes are convertible at a conversion price equal to the lower of (i) $21.4800 per share or (ii) 93% of the lowest daily volume weighted average price of the Common Stock on Nasdaq as reported by Bloomberg L.P. during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $3.5800 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 6,410 shares of common stock to the Investor as a commitment fee.

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of our common stock. As a result of this conversion, 174,348 shares of our common stock were issued at a weighted average price of $5.70. During the same quarter, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 149,030 shares of our common stock were issued at a weighted average price of $4.10.

During the second quarter of 2025, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Notes into shares of our common stock. As a result of this conversion, 56,144 shares of our common stock were issued at a weighted average price of $2.50. The remaining principal balance of the EVTV-1 Promissory Notes on June 30, 2025 was $1,250,000. A realized gain of $4,145 was recognized as a result of this conversion for the three months ended June 30, 2025.

Supplemental Agreement to A&R SEPA

On February 24, 2025, we entered into the Supplemental Agreement with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to us, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of the Additional Pre-Paid Advance in the principal amount of $5 million to be evidenced by the Additional Promissory Notes in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the Note EVTV-1 to $0.7130 per share.

The Additional Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 5%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remains uncured. The Additional Promissory Notes will mature on March 9, 2026, which may be extended at the option of the Investor. The Additional Promissory Notes are convertible at a conversion price equal to the lower of (i) $10.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.7130 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

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

The EVTV-4 Additional Promissory Note was disbursed to us on May 7, 2025. During the second quarter of 2025, the obligation under the EVTV-4 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-4 Promissory Note into shares of our common stock. As a result of this conversion, 853,275 shares of  our common stock were issued at a weighted average price of $2.00. The remaining principal balance of the EVTV-4 Promissory Note on June 30, 2025, was $500,000. A realized loss of $80,909 was recognized as a result of this conversion for the three months ended June 30, 2025.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as we transfer assembly and corporate functions to the Houston, Texas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report for the period ended June 30, 2025, we have no contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended June 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 11 - Contingencies, there were no material developments during the quarter ended June 30, 2025 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2024

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report on Form 10-Q for the information required by this item.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	2.7	6/15/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 8, 2018	8-K	001-38078	3.1	6/11/2018
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 26, 2021	8-K	001-38078	3.1	6/2/2021
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 24, 2022	8-K	001-38078	3.1	6/28/2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 6, 2025	8-K	001-38078	3.1	8/6/2025
3.6	Amended and Restated Bylaws of the Company	1-A POS	024-10656	2.8	6/15/2017
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.

Date: August 18, 2025	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2025	By:	/s/ Jason Maddox
Jason Maddox
President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)