Form 10-Q
period 2025-09-30
Envirotech Vehicles, Inc.
filed 2025-11-20
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of November 17, 2025 was 4,829,515.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement and include, among other things:

•	our ability to generate demand for our zero-emission commercial fleet vehicles and to attract and retain customers for our drone products in order to generate revenue;

•	our dependence upon external sources for the financing of our operations;

•	our ability to effectively execute our business plan;

•	our ability to successfully integrate and realize the benefits of strategic acquisitions;

•	our ability and our suppliers’ ability to scale our zero-emission products assembling, medical supplies production and drone manufacturing processes effectively and quickly;

•	our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	the potential impact of product recalls and product liability claims relating to the products we distribute and other litigation;

•

our ability and our manufacturing partners’ ability to navigate current and future disruptions to the global supply chain and to procure the raw materials, parts, and components necessary to produce our vehicles, drones and medical supplies on terms acceptable to us and our customers;

•	our ability to obtain, retain and grow our customers, and our dependence on a limited number of customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependence on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services within our electric vehicles segment and our ability to obtain required governmental authorizations for the sale and distribution of our drones;

•	our compliance with foreign laws and regulations related to the international expansion of our drone division;

•	ongoing and anticipated changes in the U.S. political environment, including those resulting from the new Presidential administration, and changes to regulatory agencies;

•	changes in trade policies and the imposition of tariffs and other trade barriers in the jurisdictions where we source our materials or sell our products;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in highly competitive and evolving industries;

•	our ability to respond and adapt to changes in electric vehicle and drone technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or mad-made incidents or disasters; and

•	our ability to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the impact of any steps taken to maintain such compliance, including the Reverse Stock Split (as defined below) on our operations, stock price and future access to funds.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as well as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2025. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$77,595	$1,941,181
Accounts receivable, net of allowance of $413,169 and $15,306 respectively	425,482	1,016,666
Receivable from related party, net of allowance of $58,233 and $6,700 respectively	2,122,307	993,300
Inventory, net	4,855,679	6,416,377
Inventory deposits	7,465,129	6,036,809
Prepaid expenses	336,286	1,130,027
Other current assets	195,106	101,794
Total current assets	15,477,584	17,636,154
Property and equipment, net	1,864,564	592,171
Right-of-use asset	528,825	108,508
Goodwill	—	10,103,048
Intangible assets, net	—	3,968,301
Other non-current assets	324,597	263,120
Total assets	$18,195,570	$32,671,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,931,956	$1,470,102
Deferred revenue	6,525,081	4,240,666
Accrued liabilities	2,768,824	2,069,061
Operating lease liability - short-term	311,229	235,625
Options liability, at fair value	134,918	132,412
Debt - current	3,305,008	3,596,805
Total current liabilities	15,977,016	11,744,671
Long-term liabilities
Operating lease liability - long-term	356,456	—
Debt - long-term	—	4,168
Total liabilities	16,333,472	11,748,839

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 4,223,165 and 1,987,262 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	42	20
Additional paid-in capital	100,864,205	94,383,917
Accumulated deficit	(99,002,149)	(73,461,474)
Total stockholders’ equity	1,862,098	20,922,463
Total liabilities and stockholders’ equity	$18,195,570	$32,671,302

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales, net	$1,812,461	$—	$3,450,056	$1,623,260
Cost of sales	1,731,667	133,931	4,707,588	1,245,149
Gross profit	80,794	(133,931)	(1,257,532)	378,111
Operating expenses
General and administrative	2,781,148	1,395,921	9,136,044	6,056,919
Consulting	18,750	55,000	65,261	55,000
Research and development	43,289	20,470	731,808	152,351
Goodwill impairment charge	—		10,103,048
Impairment of intangible assets	3,300,801	—	3,300,801	—
Total operating expenses, net	6,143,988	1,471,391	23,336,962	6,264,270
Loss from operations	$(6,063,194)	$(1,605,322)	$(24,594,494)	$(5,886,159)
Other (expense)/income:
Interest income (expense), net	21,979	(30,874)	33,035	(38,084)
Unrealized (loss) / gain on financial instruments at fair value	(105,785)	403,625	(679,722)	(595,783)
Realized loss on conversion of convertible notes	(207,027)	—	(283,791)	—
Other expense	(3,530)	(2,415)	(15,703)	(2,415)
Total other expense	(294,363)	370,336	(946,181)	(636,282)
Loss before income taxes	(6,357,557)	(1,234,986)	(25,540,675)	(6,522,441)
Income tax expense	—	—	—	—
Net loss	$(6,357,557)	$(1,234,986)	$(25,540,675)	$(6,522,441)
Net loss per share to common stockholders:
Basic and diluted	$(1.79)	$(0.76)	$(9.20)	$(4.11)
Weighted average shares used in the computation of net loss per share:
Basic and diluted	3,557,789	1,630,218	2,776,625	1,587,283

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,987,262	$20	$94,383,917	$(73,461,474)	$20,922,463
Common stock issued from convertible notes conversion	323,378	3	1,738,202	—	1,738,205
Stock based compensation	—	—	546,576	—	546,576
Net loss	—	—	—	(14,036,381)	(14,036,381)
Balance, March 31, 2025	2,310,640	$23	$96,668,695	$(87,497,855)	$9,170,863
Common stock issued from convertible notes conversion	909,418	9	1,842,797	—	1,842,806
Stock based compensation	—	—	40,479	—	40,479
Net loss	—	—	—	(5,146,737)	(5,146,737)
Balance, June 30, 2025	3,220,058	$32	$98,551,971	$(92,644,592)	$5,907,411
Common stock issued from convertible notes conversion	1,003,045	10	2,284,982	—	2,284,992
Fractional shares - Reverse Stock Split	62	—	—	—	—
Stock based compensation	—	—	27,252	—	27,252
Net loss	—	—	—	(6,357,557)	(6,357,557)
Balance, September 30, 2025	4,223,165	$42	$100,864,205	$(99,002,149)	$1,862,098

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,517,175	$15	$85,246,062	$(64,612,499)	$20,633,578
Common stock issued for cash	34,889	1	585,498	—	585,499
Stock based compensation	—	—	1,818,383	—	1,818,383
Net loss	—	—	—	(4,532,363)	(4,532,363)
Balance, March 31, 2024	1,552,064	$16	$87,649,943	$(69,144,862)	$18,505,097
Common stock issued for cash	17,078	—	363,749	—	363,749
Stock based compensation	—	—	35,045	—	35,045
Net loss	—	—	—	(755,092)	(755,092)
Balance, June 30, 2024	1,569,142	$16	$88,048,737	$(69,899,954)	$18,148,799
Common stock issued for cash	51,205	1	849,999	—	850,000
Conversion of short-term note to common stock	50,506	1	1,046,258	—	1,046,259
Common stock issued - commitment fee (equity line of credit)	6,410	—	125,000	—	125,000
Stock based compensation	—	—	17,962	—	17,962
Net loss	—	—	—	(1,234,986)	(1,234,986)
Balance, September 30, 2024	1,677,263	$18	$90,087,956	$(71,134,940)	$18,953,034

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,540,675)	$(6,522,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	886,904	112,174
Unrealized loss on financial instruments at fair value	679,722	595,783
Realized loss on conversion of convertible notes	283,791	—
Goodwill impairment charge	10,103,048
Impairment of intangible assets	3,300,801
Stock based compensation expense	614,307	1,871,386
Changes in assets and liabilities:
Accounts receivable	591,184	(398,297)
Receivable from related party	(1,129,007)	—
Inventory	1,560,698	127,372
Inventory deposits	(2,743,291)	443,074
Prepaid expenses	793,465	(112,390)
Other current assets	(93,312)	25,439
Other non-current assets	(481,795)	206,663
Accounts payable	1,461,854	317,456
Accrued liabilities	700,039	700,014
Deferred revenue	2,284,415	—
Other liabilities	432,060	(215,109)
Net cash used in operating activities	(6,295,792)	(2,848,876)
Cash flows from investing activities:
Purchase of property and equipment	(176,828)	(229,029)
Net cash used in investing activities	(176,828)	(229,029)
Cash flows from financing activities:
Proceeds from issuance of common stock		1,799,248
Proceeds from issuance of convertible note	4,750,500	901,000
Proceeds from related party loan	—	300,000
Proceeds from debt		648,937
Principal repayments on debt	(141,466)	(345,345)
Net cash provided by financing activities	4,609,034	3,303,840
Net change in cash, restricted cash and cash equivalents	(1,863,586)	225,935
Cash and cash equivalents at the beginning of the period	1,941,181	456,719
Cash and cash equivalents at the end of the period	$77,595	$682,654
Supplemental cash flow disclosures:
Cash paid for interest expense	$12,037	$14,263
Stock issues for equity line of credit commitment fees	$—	$125,000
Non-cash transfer of inventory deposits to property and equipment	$1,314,971	$—
Cancellation of Convertible note cancelled and transferred to Notes payable - current	$—	$1,025,743
Conversion of short-term note to common stock	$2,284,994	$1,046,259
Capital expenditures unpaid on September 30, 2025 and September 30, 2024	$—	$4,187

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Envirotech Vehicles, Inc., including its consolidated subsidiaries (the "Company"), is a United States distributor of zero-emission commercial vehicles and heavy capacity drones engineered for logistics, infrastructure, and precision agriculture applications worldwide. The Company's systems enable a cleaner, safer, and more efficient future for critical industrial operations. During the first quarter of 2025, the Company increased its business portfolio by adding two new business operations: (1) medical supplies and (2) drones.

On August 8, 2025, the Company effected a 1-for-10 reverse stock split of our common stock with no change to authorized shares of common stock (the "Reverse Stock Split"). All share, options, warrants and per share information through this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split. The shares of common stock retain a par value of $0.00001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from “Common Stock” to “Additional paid-capital.”

2.	Summary of Significant Accounting Policies

Basis of Presentation—These unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services and delivery of medical supplies to the customers of its related party. The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company did not record any sales of electric vehicles for the three months ended September 30, 2025. The Company recorded net revenue of $1,811,460 from the delivery of medical supplies to a related party for the three months ended September 30, 2025 for the Company's medical supplies segment. One customer, a related party, accounted for 100% of the net revenue for the three months ended September 30, 2025 for the Company's medical supplies segment.

Net revenue recorded for the nine months ended September 30, 2025 was $349,063 and $3,100,993 for the electric vehicles segment and medical supplies segment, respectively.  Two customers accounted for 100% of the net revenue for the delivery of electric vehicles in the electric vehicles segment for the nine months ended September 30, 2025. One customer, a related party, in the medical supplies segment accounted for 100% of the net revenue for the nine months ended September 30, 2025.

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

Medical supply revenue is recognized at the point in time when control transfers to the third-party customer, which in this arrangement, occurs when the gowns are delivered.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our restricted cash and cash equivalents approximates their fair value. The Company had no restricted cash at both  September 30, 2025 and  December 31, 2024. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had no marketable securities at both September 30, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts— The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $838,651 as of  September 30, 2025 and a recorded allowance for doubtful accounts of $413,169, resulting in a net trade accounts receivable balance of $425,482. The Company had trade accounts receivable of $1,031,972 as of  December 31, 2024 and an allowance for doubtful accounts of $15,306, resulting in a net trade receivable balance of $1,016,666. A significant portion of the Company’s electric vehicle sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received. The Company does not provide an allowance for doubtful accounts related to electric vehicle sales made utilizing state grant funds, as those funds are guaranteed by the state(s) once awarded. The trade accounts receivable balance at  September 30, 2025 is primarily from credit-worthy customers, many of whom are fully or partially funded through state government sponsored programs. At September 30, 2025, the Company did have a concentration of customers; with five customer balances accounting for approximately 93% of the outstanding accounts receivable of the Company's electric vehicle segment.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had receivable from related party of $2,180,540 and a recorded allowance of $58,233, resulting in a net receivable from related party of $2,122,307 as of September 30, 2025. The Company had a receivable from related party of $1,000,000 and a recorded allowance of $6,700, resulting in a net receivable from related party of $993,300 as of December 31, 2024.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future or when their cost has fallen below net realizable value. The Company had finished goods inventory on hand of $6,040,410 as of September 30, 2025 and recorded an inventory valuation allowance of $1,184,731 related to vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $4,855,679 at  September 30, 2025. The Company had finished goods inventory on hand and a related inventory valuation allowance of $6,428,806 and $12,429, respectively, as of December 31, 2024, resulting in a net inventory balance of $6,416,377 as of December 31, 2024.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they commence manufacturing our vehicles and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheets. Upon completion of production acceptance by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $7,465,129 and $6,036,809 as of  September 30, 2025 and December 31, 2024, respectively. Funds obtained for the Company's electric buses are deposited within inventory deposits. Three vendors account for 100% of the inventory deposit balance at September 30, 2025.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  September 30, 2025 and December 31, 2024, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the periods presented, the diluted loss per share and basic loss per share calculations are the same as the diluted loss per share calculation would be anti-dilutive.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of September 30, 2025, 977,250 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 147,039 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. The Company also has convertible notes that may potentially be converted into shares of the Company’s common stock, however, the conversion is based on several market factors, and as such, the number of shares of the Company’s common stock to be converted is not known.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest at September 30, 2025. Additionally, the Company had a concentration in accounts payable, as two vendors and two vendors made up greater than 10% individually, and 52% and 50% in the aggregate of the outstanding accounts payable balance as of September 30, 2025 and December 31, 2024, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of September 30, 2025 and  December 31, 2024, respectively.

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

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $43,289 and $731,808 during the three and nine months ended September 30, 2025, respectively. Research and development costs were $20,470 and $152,351 during the three and nine months ended September 30, 2024, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $27,252 and $614,307 was recorded for the three and nine months ended September 30, 2025, respectively. Non-cash stock-based compensation expense of $17,962 and $1,871,386 was recorded for the three and nine months ended September 30, 2024, respectively.

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

Other Intangibles— The Company's other intangibles consist of customer relationships and tradenames and trademarks and are stated at cost, less accumulated amortization and impairment charge. The Company records amortization expense using the straight-line method over the estimated useful lives of these assets, which range from three to ten years. The Company reviews these intangibles for impairment whenever events or circumstances indicate that the carrying amount of these intangibles may not be recoverable. During the third quarter of 2025, the Company identified indicators of impairment related to its other intangibles. The Company performed a recoverability test by comparing the undiscounted future cash flows of the asset group to its carrying amount. The analysis indicated that the carrying amount was not recoverable. As a result, the Company measured the impairment loss as the excess of carrying amount over fair value, determined by using a discounted cash flow approach. Accordingly, the Company recorded a non-cash impairment charge of $3,300,801 in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025. See Note 4 - Goodwill and Other Intangibles.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$125,620	$90,641
Leasehold improvements	380,286	359,529
Machinery and equipment	388,466	272,774
Electric buses	1,314,971	—
Vehicles	376,748	371,350
Test/Demo vehicles	30,685	30,685
Total property and equipment	2,616,776	1,124,979
Less accumulated depreciation	(752,212)	(532,808)
Net property and equipment	$1,864,564	$592,171

Depreciation expense was $105,150 and $36,303 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $219,404 and $112,174 for the nine months ended September 30, 2025 and 2024, respectively.

4.	Goodwill and Other Intangibles

During the first quarter of 2025, the Company concluded that a triggering event had occurred as a result of a decline of the Company's stock price. Consequently, the Company conducted an impairment test for the first quarter of 2025 and recorded a non-cash impairment of $10,103,048 for the three months ended March 31, 2025.

The following table presents a reconciliation of the carrying amount of goodwill for the nine months ended September 30, 2025.

Total
Goodwill as of December 31, 2023	$9,583,836
Increase due to acquisitions	519,212
Goodwill as of December 31, 2024	10,103,048
Goodwill Impairment	(10,103,048)
Goodwill as of September 30, 2025	$-

The Company recorded a non-cash impairment charge of $3,300,801 to its other intangible assets after determining that its carrying value exceeded its fair value. The impairment charge was measured as the excess of carrying value over fair value.

	Gross carrying amount	Accumulated amortization	Impairment	Net amount
Intangibles as of December 31, 2024	$4,000,000	$(31,699)	$-	$3,968,301
Amortization expense	-	(667,500)	-	(667,500)
Impairment charge	-	-	(3,300,801)	(3,300,801)
Intangibles as of September 30, 2025	$4,000,000	$(699,199)	(3,300,801)	$-

	As of September 30, 2025
					Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Impairment	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(549,932)	$(1,550,068)	$-	-
Trade names and trademarks	1,900,000	(149,267)	(1,750,733)	$-	-
Intangible assets, net	$4,000,000	$(699,199)	(3,300,801)	$-

	As of December 31, 2024
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(24,932)	$2,075,068	2.96
Trade names and trademarks	1,900,000	(6,767)	$1,893,233	9.96
Intangible assets, net	$4,000,000	$(31,699)	$3,968,301

Amortization expense was $222,500 and $667,500 for the three and nine months ended September 30, 2025, respectively.

5.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $5,731 as of September 30, 2025, of which $5,731 is classified as Notes Payable - current on the Company's consolidated balance sheets as of  September 30, 2025.

On June 15, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance its directors' and officers' insurance coverages. The $140,400 loan is payable over nine months, beginning in July 2024, and bears interest at 8.24% with monthly payments of $14,576. The balance of this note was $99,284 as of  September 30, 2025.

On August 20, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance certain insurance coverages other than its directors' and officers' insurance coverages. The $114,140 loan is payable over eleven months, beginning in September 2025, and bears interest at 8.24% with monthly payments of $7,809 and an initial down payment of $39,515. The balance of this note, including accrued interest, was $114,762 as of September 30, 2025 as the down payment and initial payment due in September 2025 had not yet been paid.

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

The net proceeds of $901,000 received by the Company from the issuance of the Note are bifurcated between the Note and the options. The amount allocated to the options is $431,405 which is the fair value of the options on the date of the Note. The remaining proceeds received are allocated to the Note. Under the fair valuation election, both the Note and options are remeasured to their respective fair values at the reporting date. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations for the three and nine months ended September 30, 2025. As a result of this election, the Company recorded an unrealized gain of $0 and an unrealized loss $556,174 for the three and nine months ended September 30, 2024, respectively, for the Note.

The Company recorded an unrealized loss of $134,918 and $2,506 for the options for the three and nine months ended September 30, 2025, respectively. The Company recorded an unrealized gain of $403,625 and an unrealized loss of $39,609 for the options for the three and nine months ended September 30, 2024, respectively.

Amended and Restated Standby Equity Purchase Agreement ("A&R SEPA") - to be updated

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

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of the Company's common stock. As a result of this conversion, 174,348 shares of the Company's common stock were issued at a weighted average price of $5.70. The principal balance of the EVTV-2 Promissory Note was zero on  September 30, 2025.

During the first quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 149,030 shares of the Company's common stock were issued at a weighted average price of $4.10. During the second quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 56,144 shares of the Company's common stock were issued at a weighted average price of $2.38. The remaining principal balance of the EVTV-1 Promissory Note on September 30, 2025, was $1,250,000. No conversion transacted under the EVTV-1 Promissory Note during the third quarter of 2025. As a result of these conversions, a realized gain of $4,145 was recognized for the EVTV-1 Promissory Note for the nine months ended September 30, 2025.

The Company has elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized gain of $0 and $762 for the EVTV-1 Promissory Note for the three and nine months ended September 30, 2025, respectively. The Company also recorded an unrealized gain of $0 and $350 for the EVTV-2 Promissory Note for the three and nine months ended September 30, 2025, respectively.

Supplemental Agreement to A&R SEPA

On February 24, 2025, the Company entered into a supplemental agreement, dated February 24, 2025 (the “Supplemental Agreement”), with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to the Company, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of $5 million under the A&R SEPA (the “Additional Pre-Paid Advance”), to be evidenced by convertible promissory notes (the “Additional Promissory Notes”) in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the EVTV-1 Promissory Note to $0.7130 per share.

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

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to the Company of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by the Company to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During the third quarter of 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 692,589 shares of the Company's common stock were issued at a weighted average price of $2.47. The remaining principal balance of the EVTV-3 Additional Promissory Note on September 30, 2025, was $1,600,000. A realized loss of $175,126 was recognized as a result of this conversion for the three months ended September 30, 2025.

The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million (with net proceeds of approximately $1.8 million after deducting discounts and fees) was disbursed to the Company on May 7, 2025 (the "EVTV-4 Additional Promissory Note"). During the second quarter of 2025, the obligation under the EVTV-4 Additional Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 853,275 shares of the Company's common stock were issued at a weighted average price of $1.77. A realized loss of $80,909 was recognized as a result of this conversion for the three months ended June 30, 2025. During the third quarter of 2025, the remaining obligation under the EVTV-4 Additional Promissory Note was fully satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 310,456 shares of the Company's common stock were issued at a weighted average price of $1.84. A realized loss of $31,900 was recognized as a result of this conversion for the three months ended September 30, 2025.The principal balance of the EVTV-4 Additional Promissory Note was zero on  September 30, 2025.

The Company has elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the Company's common stock. The Additional Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. As a result of this election, the Company recorded an unrealized gain of $29,133 and an unrealized loss of $415,367 for the EVTV-3 Additional Promissory Note for the three and nine months ended September 30, 2025, respectively. The Company also recorded an unrealized gain of $0 and $262,961 for the EVTV-4 Additional Promissory Note for the three and nine months ended September 30, 2025, respectively.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of September 30, 2025:

Amount
Remainder of 2025	$1,366,040
2026	1,509,323
Total Payments	$2,875,363

6.	Stockholders’ Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on September 30, 2025 and December 31, 2024. There was no outstanding shares of preferred stock on September 30, 2025 and December 31, 2024.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 4,223,165 and 1,987,262 shares of the Company's common stock were outstanding on September 30, 2025 and December 31, 2024, respectively.

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

7.	Stock Warrants

The Company’s outstanding warrants as of September 30, 2025 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring May 7, 2026	95,834	$200.00	0.60
Outstanding warrants expiring September 11, 2026	51,205	$16.60	0.96
Outstanding warrants at September 30, 2025	147,039

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

The outstanding options at  September 30, 2025 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2024	564,126
Options Granted at $2.50 Exercise Price	415,000	$2.50
Options Expired at $26.50 Exercise Price	(277)	$26.50
Options Expired at $21.10 Exercise Price	(1,377)	$21.10
Options Expired at $24.40 Exercise Price	(10,000)	$24.40
Options forfeited at $26.50 Exercise Price	(222)	$26.50
Options Granted at $2.10 Exercise Price	10,000	$2.10
Outstanding at September 30, 2025	977,250
Outstanding Options at $20.00 Exercise Price	25,000	$20.00	6.27
Outstanding Options at $24.00 Exercise Price	9,090	$24.00	6.27
Outstanding Options at $90.00 Exercise Price	25,675	$90.00	5.23
Outstanding Options at $262.00Exercise Price	675	$262.00	2.57
Outstanding Options at $21.00 Exercise Price	58,850	$21.00	7.78
Outstanding Options at $21.10 Exercise Price	136,460	$21.10	8.47
Outstanding Options at $26.60 Exercise Price	2,500	$26.60	8.37
Outstanding Options at $15.00 Exercise Price	80,000	$15.00	1.30
Outstanding Options at $27.50 Exercise Price	200,000	$27.50	1.35
Outstanding Option at $17.60 Exercise Price	10,000	$17.60	8.74
Outstanding Options at $14.90 Exercise Price	2,000	$14.90	8.74
Outstanding Options at $22.00 Exercise Price	2,000	$22.00	8.73
Outstanding Options at $2.50 Exercise Price	415,000	$2.50	9.50
Outstanding Options at $2.10 Exercise Price	10,000	$2.10	8.25
Outstanding at September 30, 2025	977,250

As of  September 30, 2025 752,901 of the outstanding stock options were exercisable. Unrecognized compensation for unvested shares was $134,417 as of September 30, 2025.

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

On May 21, 2025, the Compensation Committee granted a consultant options to purchase 10,000 shares of common stock at an exercise price of $2.10 per share, all of which vested immediately upon grant and expire on the tenth anniversary of the grant date.

As of September 30, 2025, the outstanding stock options had intrinsic value of $0.

Performance Options

On February 28, 2024, the Company issued options to an external party to purchase 200,000 shares of the Company's common stock at an exercise price of $27.50 per share, contingent upon achieving certain sales targets. On September 30, 2025, the sales targets were not met and therefore, no compensation expense was recorded for the three and nine months ended September 30, 2025. The Company does not believe that the criteria will be met. These options expire on February 5, 2027.

9.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 and $69,936 for the three and nine months ended September 30, 2025, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $15,000 and $45,000 for the three and nine months ended September 30, 2025, respectively, in connection with the ABCI Office Lease.

The Company incurred $37,500 and $75,000 for the three and nine months ended September 30, 2025, respectively, of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of the Company's Chief Executive Officer and Chairman of the Board.

The Company also expensed $131,000 and $221,000 for the three and nine months ended September 30, 2025, respectively, to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as President and Interim Chief Financial Officer of the Company in lieu of wages. In addition, the Company also expensed $15,000 and $105,000 for the three and nine months ended September 30, 2025, respectively, to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as Chief Operating Officer of the Company in lieu of wages.

During the first quarter of 2025, the Company engaged a consultant, Franklin Lim, to assist in its financial reporting and accounting process. At the end of the third quarter of 2025, the Company appointed the consultant as Vice President, Finance for the Company. The Company expensed $46,000 and $136,500 for the three and nine months ended September 30, 2025, respectively, for these services.

All revenue earned for the three and nine months ended September 30, 2025 by the Company's medical supplies segment was from Maddox Defense, Inc. ("Maddox Defense"), a company owned by Jason Maddox, President and Interim Chief Financial Officer of the Company, through a contract that Maddox Defense holds with a third party (that supplies medical gowns, among other things, to the federal government) that is fulfilled by Maddox Industries, a wholly-owned subsidiary of the Company..

The Company also maintains a procurement contract for electric vehicles and their components and accessories with EVTV Canada, a related party whereby one of its officers holds a significant number of shares in the Company.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Defense (with renewal options), an entity of which Jason Maddox, the President and Interim Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its medical supplies operations. See Note 11 - Leases for additional disclosures.

10.	Commitments and Contingencies

Commitments

See Note 11 - Leases for further information.

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

On  March 28, 2023, the Company entered into an agreement with Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the “Berthaphil Sublease”). The term of the Berthaphil Sublease is two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intended to use the leased space as a production facility as it sought to expand its business presence in the region and the United States. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease. However, the Company decided not to use this facility for its original intended purpose and recorded a full impairment on its ROU asset in December 2024.

On July 1, 2024, the Company entered into a month-to-month lease contract to lease a residence in Osceola, Arkansas for the purpose of housing certain of the Company's employees. The monthly lease cost is $3,000. This lease is treated as a short-term lease.

On August 26, 2024, the Company entered into a one-year lease contract to lease a location in Manalapan, New Jersey with the purpose of servicing the Company's New Jersey customers. The monthly lease cost is $2,900 and at the end of the one-year lease term, the lease converted into a month-to-month arrangement. This lease is treated as a short-term lease.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease expenses
Operating lease expenses	$99,863	$89,240	$238,038	$267,803
Short-term lease expenses	30,076	33,774	127,649	66,831
Total lease cost	$129,939	$123,014	$365,687	$334,634
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$97,402	$87,924	$233,116	$259,048
Weighted-average remaining lease term (in years):
Operating leases	2.50	1.00	2.50	1.00
Weighted-average discount rate:
Operating leases	14%	14%	14%	14%

Future minimum payments under operating leases are as follows:

Remainder of 2025	$311,210
2026	243,454
2027	253,192
2028	85,217
Total payments	$893,073

12.	Segment Reporting

The Chief Operating Decision Maker is the Chief Executive Officer, who reviews the segment operating results in order to allocate resources and assess performance.

The Company has identified three segments:

(1) Electric vehicles,

(2) Medical supplies, and

(3) Drones.

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

The table below summarizes the operating results of the Company's segments for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025
	Electric vehicles	Medical Supplies	Drones	Total
Sales, net	$-	$1,812,461	$-	$1,812,461
Operating (Loss) Income	$(3,057,470)	$(2,994,693)	$(11,031)	$(6,063,194)
Interest income (expense), net				21,979
Unrealized loss on financial instruments at fair value				(105,785)
Realized loss on conversion of convertible notes				(207,027)
Other expense				(3,530)
Income tax expense				-
Net loss				$(6,357,557)

	Nine months ended September 30, 2025
	Electric vehicles	Medical Supplies	Drones	Total
Sales, net	$348,063	$3,101,993	$-	$3,450,056
Operating loss	$(19,581,724)	$(4,335,105)	$(677,665)	$(24,594,494)
Interest income (expense), net				33,035
Unrealized loss on financial instruments at fair value				(679,722)
Realized loss on conversion of convertible notes				(283,791)
Other expense				(15,703)
Income tax expense				-
Net loss				$(25,540,675)

13.	Subsequent Events

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

In November 2025, Priority Workforce, which provides employee leasing services in the Company's medical supplies segment, petitioned the Company for an undisclosed amount related to outstanding unpaid invoices. Priority Workforce has transferred the leased employees to the Company at the time of filing. These unpaid invoices represent employee leasing services through October 31, 2025. The Company is in the process of negotiating with Priority Workforce to structure a payment plan over three to 12 months and the Company believes that the negotiations will be settled in the fourth quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

Overview

Envirotech Vehicles, Inc., including its consolidated subsidiaries (the "Company"), is a United States distributor of zero-emission commercial vehicles and heavy capacity drones engineered for logistics, infrastructure, and precision agriculture applications worldwide. The Company's systems enable a cleaner, safer, and more efficient future for critical industrial operations. Beginning in January 2025, the Company operates under three segments: electric vehicles, medical supplies and drones.

For the three months ended September 30, 2025 and 2024, we generated sales revenue of $1,812,461 and $0 respectively, and our net loss for the three months ended September 30, 2025 and September 30, 2024 was $6,357,557 and $1,234,986, respectively. Included in our net loss for the three months ended September 30, 2025 is a realized loss on conversion of convertible notes of $207,027, an unrealized loss on financial instruments measured at fair value of $105,785 and a non-cash impairment charge on our intangibles assets of $ 3,300,801. Included in our net loss for the three months ended September 30, 2024 is a non-cash unrealized gain on financial instruments of $403,625.

For the nine months ended September 30, 2025 and 2024, we generated sales revenue of $3,450,056 and $1,623,260, respectively, and our net loss for the nine months ended September 30, 2025 and September 30, 2024 was $25,540,675 and $6,522,441, respectively. Included in our net loss for the nine months ended September 30, 2025 is a realized loss on conversion of convertible notes of $283,791, an unrealized loss on financial instruments measured at fair value of $679,722, a non-cash impairment charge of $10,103,048 for goodwill and a non-cash impairment charge on our intangible assets of $ 3,300,801.

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

Nasdaq Deficiency Notice

On March 6, 2025, we received a letter from the Nasdaq Listing Qualifications Department, notifying us that, based upon the closing bid price of our common stock for the 30 consecutive business days from January 21, 2025 to March 5, 2025, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

On August 6, 2025, we filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10. The Company’s common stock began trading on a post-split basis on the Nasdaq Capital Market as of the open of trading on August 8, 2025 (the “Split Effective Time”). Pursuant to the Reverse Stock Split, every 10 shares of our common stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of our common stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the exercise price and number of shares of our common stock issuable upon exercise of outstanding stock options and warrants to purchase shares of our common stock and the shares reserved for issuance under our 2017 Equity Incentive Plan.

On August 25, 2025, we received a letter from the Nasdaq Listing Qualifications Department confirming that we had regained compliance with the Minimum Bid Price Requirement.

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

Components of Results of Operations

Sales

Under the vehicles segment, sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Under the medical supplies segment, revenue is recognized at the point in time when control transfers to the customer, which occurs when the medical gowns are delivered to the third party. Sales are recognized in accordance with ASC 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

Cost of Sales

Cost of sales for our electric vehicles segment includes those costs related to the development, manufacture, and distribution of our electric vehicles. Specifically, we include in cost of sales for our electric vehicles segment each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our electric vehicles; and other associated costs. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage. Cost of sales included in our medical supplies activities include direct labor and accessories such as tape, glues, etc. The main materials of our medical supplies segment are supplied by the customer.

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

Provision for Income Taxes

We account for income taxes in accordance with ASC 740 which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2025.

Results of Operations

The following discussion compares our results of operations for the three and nine months ended September 30, 2025 to the corresponding periods ended September 30, 2024:

Sales

Sales for the three months ended September 30, 2025 and 2024 were $1,812,461 and $0, respectively. Sales for the three months ended September 30, 2025 of our electric vehicle segment were $0. Sales of our medical supplies segment consisted of delivery of medical supplies totaling $1,812,461 to a related party. Sales for the three months ended September 30, 2024 consisted primarily of five logistics cargo vans, one cab and chassis truck, one electric sweeper and one passenger van. The sales decrease in our electric vehicle segment was primarily due to less favorable market conditions.

Sales for the nine months ended September 30, 2025 and 2024 were $3,450,056 and $1,623,260, respectively. Sales for the nine months ended September 30, 2025 of our electric vehicle segment were $348,063 and consisted primarily of two logistics cargo vans and two cab and chassis trucks. Sales of our medical supplies segment consisted of delivery of medical supplies totaling $3,450,056 to a related party. Sales for our medical supplies segment is based on a cost-plus pricing structure. The sales decrease in our electric vehicle segment was primarily due to less favorable market conditions.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 and 2024 were $1,731,667 and $133,931, respectively. Cost of sales of our electric vehicles segment was $23,311 for the three months ended September 30, 2025. Cost of sales of our medical supplies segment was $1,708,357 for the three months ended September 30, 2025. Cost of sales for our electric vehicles segment was related to certain input costs and certain miscellaneous expenses incurred while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the three months ended September 30, 2024 consisted of the costs related to the sale of the electric vehicles sold as described above.

Cost of sales for the nine months ended September 30, 2025 and 2024 were $4,707,588 and $1,245,149 respectively. Cost of sales of our electric vehicles segment was $1,811,386 for the nine months ended September 30, 2025. Cost of sales of our medical supplies segment was $2,896,202 for the nine months ended September 30, 2025. Cost of sales for our electric vehicles segment was related to the sales of electric vehicles and additional inventory write-downs of $1,172,302 while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the nine months ended September 30, 2024 consisted of the costs related to the sale of the electric vehicles sold as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $2,781,148 and $1,395,921 for the three months ended September 30, 2025 and 2024, respectively. G&A expenses increased primarily due to higher provision for doubtful receivables, higher legal and accounting costs due to additional resources required for compliance and other matters, higher commissions as investment banking fees for the convertible notes, higher rents due to the Houston facility, additional rentals for housing and equipment and higher amortization expense from the Maddox Acquisition.

G&A expenses were $9,136,044 and $6,056,919 for the nine months ended September 30, 2025 and 2024, respectively. G&A expenses increased primarily due to higher provision for doubtful receivables, higher legal and accounting costs due to additional resources required for compliance and other matters, higher payroll and contract labor for various operational projects at the Arkansas and Houston facilities, higher commissions as investment banking fees for the convertible notes, higher rents due to the Houston facility, additional rentals for housing and equipment and higher amortization expense from the Maddox Acquisition, partially offset by lower stock compensation costs due to favorable changes in the inputs to the valuation model.

Consulting Expenses

Consulting expenses were $18,750 and $55,000 for the three months ended September 30, 2025 and 2024, respectively. Consulting expenses were $65,261 and $55,000 for the nine months ended September 30, 2025 and 2024, respectively. These costs were incurred primarily for certain consulting services related to our medical supplies segment.

Research and Development ("R&D") Expenses

R&D expenses were $43,289 and $20,470 for the three months ended September 30, 2025 and 2024, respectively, as the level of activity increased. R&D expenses were $731,808 and $152,351 for the nine months ended September 30, 2025 and 2024, respectively, primarily due to costs incurred in our drone segment to build certain prototypes.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill in the first quarter of 2025. As a result of this test, we recorded an impairment charge of $10,103,048 related to our goodwill for the three and nine months ended September 30, 2025. No impairment charges were recorded for the three and nine months ended September 30, 2024.

Impairment of Intangible Assets

During the third quarter of 2025, we conducted an impairment test related to our intangible assets due to among other things, the business environment within the medical supplies segment. As a result of this test, we recorded a non-cash impairment charge of $3,300,801 for the three and nine months ended September 30, 2025.

Unrealized loss on financial instruments at fair value

We recorded a non-cash unrealized loss of $105,785 for the three months ended September 30, 2025 and an unrealized gain of $403,625 for the three months ended September 30, 2024, on our financial instruments that we elected to measure at fair value. We recorded a non-cash unrealized loss of $679,722 and $595,783 for the nine months ended September 30, 2025 and 2024, respectively, on our financial instruments that we elected to measure at fair value. These valuations are directly impacted by the changes in our stock price which declined since the instruments were issued.

Realized loss on conversion of convertible notes

We recognized a loss of $207,027 and $283,791 due to the conversion of the Promissory Notes and Additional Promissory Notes into the shares of the Company's common stock for the three and nine months ended September 30, 2025, respectively

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Cash flows used in operating activities	$(6,295,792)	$(2,848,876)
Cash flows used in investing activities	(176,828)	(229,029)
Cash flows provided by financing activities	4,609,034	3,303,840
Net change in cash, restricted cash and cash equivalents	$(1,863,586)	$225,935

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $6,295,792, primarily due to a net loss of $25,540,675, partially offset by changes in operating assets and liabilities, net of $3,376,310 and non-cash operating charges of $15,868,573. The changes in operating assets and liabilities, net were due to a decrease in accounts receivable of $591,184, a decrease in inventory of $1,560,698 (as a result of an increase in reserves of $1,184,731), a decrease in prepaid expenses of $793,465, an increase in accounts payable of $1,461,854, an increase in accrued liabilities of $700,039, an increase in deferred revenue of $2,284,415 and an increase in other liabilities of $432,060, partially offset by an increase in receivables from a related party of $1,129,007, an increase of $2,743,291 in inventory deposits, an increase in other non-current assets of $481,795 (primarily from the establishment of a ROU asset) and an increase in current assets of $93,312.

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,848,876, primarily due to a net loss of $6,644,237, partially offset by changes in operating assets and liabilities, net of $1,094,222 and non-cash operating charges of $2,701,139. The changes in operating assets and liabilities, net were due to a decrease in inventory deposits of $443,074, a decrease in inventory of  $127,372, a decrease in other assets of $232,102, an increase in accounts payable of $317,456 and an increase in accrued liabilities of $700,014, partially offset by an increase in accounts receivable of $398,297, a decrease in other liabilities of $215,109 and an increase in prepaid expenses of $112,390.

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue; the success we have in helping our customers obtain financing and government incentives to subsidize their purchases of our products; our ability to efficiently develop our dealer and service network; the costs of batteries and other materials utilized to make our products; the extent to which we need to invest additional funds in research and development; the amount of expenses we incur to satisfy future warranty claims, and the ability to engage in providing medical supplies to the federal government on a long-term basis.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $176,828, primarily from the purchase of property and equipment used in our current operations.

Net cash used in investing activities during the nine months ended September 30, 2024 was $229,029, primarily from the purchase of property and equipment used in our current operations.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $4,609,034 primarily from the issuance of the Additional Promissory Notes for $4,750,500 in net proceeds, partially offset by loan repayments of $114,466.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $3,303,840, primarily due to proceeds from the issuance of our common stock of $1,799,248, proceeds from the issuance of a convertible note of $901,000, proceeds from the long-term loan arrangement with Phillip W, Oldridge of $300,000 and proceeds from issuance of debt for $648,937, partially offset by the repayment of debt of $345,345.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $77,595 and negative working capital of approximately $499,432. We believe that our existing cash and cash equivalents and current business plan that provides us with third-party financing may be sufficient to fund our operations during the next twelve months and beyond. However, we may not successfully execute our business plan, and if we do not, we may need additional capital to continue our operations and support the increased working capital requirements associated with the fulfillment of purchase orders.

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

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024, we entered into the A&R SEPA with the Investor. The A&R SEPA amends and restates in its entirety the Original SEPA.

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes, we have the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to us the Pre-Paid Advance in the amount of $3 million in exchange for our issuance to the Investor of the Promissory Notes in two tranches, resulting in net proceeds (net of discounts and fees) to us of $2,635,500. We received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024, and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024. The Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on November 13, 2025, which may be extended at the option of the Investor. The Promissory Notes are convertible at a conversion price equal to the lower of (i) $21.4800 per share or (ii) 93% of the lowest daily volume weighted average price of the Common Stock on Nasdaq as reported by Bloomberg L.P. during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $3.5800 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, we issued 6,410 shares of common stock to the Investor as a commitment fee.

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of our common stock. As a result of this conversion, 174,348 shares of our common stock were issued at a weighted average price of $5.70. The principal balance of the EVTV-2 Promissory Note was zero on September 30, 2025.

During the first quarter of 2025, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 149,030 shares of our common stock were issued at a weighted average price of $4.10. During the second quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 56,144 shares of our common stock were issued at a weighted average price of $2.38. The remaining principal balance of the EVTV-1 Promissory Note on September 30, 2025, was $1,250,000.

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

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to us of approximately $2.7 million after deducting discounts and fees) as evidenced by the EVTV-3 Additional Promissory Note issued to the Investor on February 24, 2025. During the third quarter of 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock. As a result of this conversion, 692,589 shares of our common stock were issued at a weighted average price of $2.47. The remaining principal balance of the EVTV-3 Additional Promissory Note on September 30, 2025, was $1,600,000.

The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million was advanced by the Investor to us upon approval by our stockholders, at a special meeting of stockholders held on May 1, 2025, of the issuance of shares of our common stock in excess of the Exchange Cap (as defined in the A&R SEPA). The EVTV-4 Additional Promissory Note was disbursed to us on May 7, 2025. During the second quarter of 2025, the obligation under the EVTV-4 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-4 Promissory Note into shares of our common stock. As a result of this conversion, 853,275 shares of  our common stock were issued at a weighted average price of $2.00. The remaining principal balance of the EVTV-4 Promissory Note on June 30, 2025, was $500,000. A realized loss of $80,909 was recognized as a result of this conversion for the three months ended June 30, 2025. During the third quarter of 2025, the remaining obligation under the EVTV-4 Additional Promissory Note was fully satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of our common stock. As a result of this conversion, 310,456 shares of the Company's common stock were issued at a weighted average price of $1.84.The principal balance of the EVTV-4 Additional Promissory Note was zero on September 30, 2025.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as we transfer assembly and corporate functions to the Houston, Texas facility.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report for the period ended September 30, 2025, we have no contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. We do not currently face material market risks such as interest rate fluctuation risk. Our cash and cash equivalents include cash in readily available checking and money market accounts. These investments are not dependent on interest rate fluctuations that may cause the principal amount of these investments to fluctuate, and we do not expect such fluctuation will have a material impact on our financial conditions. If we issue additional debt in the future, we will be subject to interest rate risk. The majority of our expenses are denominated in the U.S. dollar.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended September 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 11 - Contingencies, there were no material developments during the quarter ended September 30, 2025 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2024

ITEM 1A. RISK FACTORS

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

Envirotech Vehicles, Inc.

Date: November 19, 2025	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Jason Maddox
Jason Maddox
President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)