Form 10-K
period 2025-12-31
Envirotech Vehicles, Inc.
filed 2026-04-13
CIK 1563568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price reported by the Nasdaq Stock Market LLC. on June 30, 2025, was approximately $6.4 million.

As of April 8, 2026, 12,930,719 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement and include, among other things:

•	our ability to generate demand for our products in order to generate revenue;

•	our dependence upon external sources for the financing of our operations;

•	our ability to effectively execute our business plan;

•	our ability to successfully integrate and realize the benefits of strategic acquisitions;

•	our ability and our suppliers’ ability to scale our manufacturing and assembling processes effectively and quickly;

•	our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	the potential impact of product recalls and product liability claims relating to the products we distribute and other litigation;

•

our ability and our manufacturing partners’ ability to navigate disruptions to the global supply chain and procure the raw materials, parts, and components necessary to produce our products on terms acceptable to us and our customers;

•	our ability to obtain, retain and grow our customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependency on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•

the impact of legislation and/or government regulation on our business and industry, including, without limitation the status of government subsidies, rebates and economic incentives that support the development and demand of our products and services within our electric vehicle ("EV") segment and our ability to obtain required governmental authorizations for the sale and distribution of our drones;

•	our compliance with foreign laws and regulations related to the international expansion of our drone division;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in highly competitive and evolving industries;

•	our ability to respond and adapt to changes in technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance strong brands;

•

disruptions in our information technology systems, including, but not limited to, systems failures, cyber-attacks, unauthorized physical or electronic access, or other natural or man-made incidents or disasters; and

•	our ability to maintain compliance with the listing requirements of Nasdaq and the impact of any steps taken to maintain such compliance, on our operations, stock price and future access to capital.

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

Overview

We are a diversified, power-backed hardware technology company focused on the development, integration, and deployment of electrified and energy-intensive systems across multiple end markets. Our operating and development initiatives are organized around a common foundation of power management, electrification, and integrated hardware know-how, with current focus areas including commercial EVs, electric drone platforms, and medical supplies.

We are also exploring opportunities to develop and deploy energy-integrated artificial intelligence (“AI”) compute infrastructure. EVTV’s intended role would be to design, integrate, and deploy modular AI compute systems that combine power generation, power management, and high-performance computing hardware.

EVTV would not develop proprietary AI software models. Rather, the Company’s focus would be on the physical infrastructure layer — including power systems integration, modular compute enclosures, cooling systems, and related electrical balance-of-system components — designed to support third-party AI workloads.

Revenue, if pursued, would be generated through equipment sales, system integration services, infrastructure leasing arrangements, and/or joint ventures with energy and technology partners. As of the date of this Annual Report, we are in the testing and validation phase of our modular AI infrastructure platform.

Our EV segment serves commercial and last-mile fleets, school districts, public and private transportation service companies and colleges and universities to meet their demand for light to heavy-duty EVs. We currently offer Class 2 through 4 logistics vans, Class 4 through 5 urban trucks, school buses, electric forklifts, street sweepers, neighborhood EVs and right-hand drive vans and urban trucks. Our EVs are manufactured by original equipment manufacturers (“OEMs”) located in China, Taiwan, and Malaysia and can be marketed, sold, warrantied and serviced through our developing distribution and service network.

Our medical supplies segment operates through our wholly owned subsidiary, Maddox Industries, LLC (“Maddox Industries”), and manufactures medical supplies for distribution by Maddox Medical Corp. (“Maddox Medical”), of which Jason Maddox, our President and Interim Chief Financial Officer, is the founder and a stockholder, and Elgin Tracy, our Chief Operating Officer, is also a stockholder, to government agencies, healthcare systems, and institutional customers requiring domestically manufactured medical products. This segment was established upon our acquisition of Maddox Industries in late 2024, to support U.S.-based manufacturing, supply chain resiliency, and government procurement requirements.

We utilize semi-automated manufacturing systems to produce medical supplies, including protective apparel and related products, in compliance with applicable regulatory and contractual standards. Products manufactured by this segment are intended for use in healthcare, emergency response, and government stockpile applications.

The medical supplies segment supports our broader manufacturing strategy by generating revenue, validating domestic manufacturing capabilities, and demonstrating our ability to execute regulated production at scale. While this segment is not our primary long-term growth focus, it provides operational experience and past-performance manufacturing credentials for the federal government that support other business initiatives.

Our drone segment is focused on the development of heavy-lift, industrial-grade drone platforms designed for agricultural, fire suppression, and forestry applications. This segment targets commercial agricultural operators, farming cooperatives, forestry managers, and public-sector customers seeking aerial solutions for large-area spraying, monitoring, and emergency response.

We are developing a high-payload agricultural drone capable of carrying significantly greater payloads than typical commercial drones, with a focus on durability, operational efficiency, and suitability for large-scale land management. The platform is intended to support precision agriculture, including crop spraying and treatment across extensive acreage, as well as fire suppression and forestry use cases involving water or fire-retardant delivery. As of the date of this Annual Report, we are in the design phase of our drone product offerings.

Our drone products are intended to be manufactured in the United States (the “U.S.”), subject to completion of product development, regulatory approvals, and manufacturing readiness. We are also evaluating the integration of advanced technologies, including geospatial mapping, coordinated multi-drone operations, and artificial intelligence-enabled sensing and analytics. Commercial manufacturing and sales of drone products have not yet commenced.

In the first quarter of 2025, we acquired a 52% equity interest in AG Drone Inc. (“AG Drone”). The remaining equity interest in AG Drone is owned equally by Phillip Oldridge, the Chairman of our Board of Directors (the “Board”) and our Chief Executive Officer, Jason Maddox, our President and Interim Chief Financial Officer, and Elgin Tracy, our Chief Operating Officer. There were no transactions conducted by AG Drone during 2025. All transactions conducted by the Company within the drone segment were transacted directly by the Company.

Recent Developments

Business Strategy

Within our EV segment, we have historically operated as a provider of zero-emission EVs to commercial and institutional customers. However, the EV sector experienced significant disruption as a result of changes in U.S. federal and state policies, reduced availability of federal and state incentive programs for EVs, and increased uncertainty surrounding long-term EV adoption. These developments contributed to widespread contraction across the commercial EV market, with many competitors reducing operations or exiting the sector altogether.

At the same time, substantial increases in import tariffs on certain components, including tariffs exceeding 100% on selected parts and subassemblies sourced from Asia, materially impacted the economic feasibility of domesticating certain manufacturing processes for our EVs. These cost pressures reduced margin predictability and constrained our ability to shift specific elements of our EV production to the U.S., particularly battery-related components, to the extent previously anticipated. In response, we have adjusted our operational strategy to prioritize existing inventory, selectively source domestically available components, and focus on vehicle classes for which we maintain sufficient parts availability and customer demand.

While we continue to support and deliver our existing commercial EV offerings, the combination of policy-driven market contraction, elevated input costs, and tariff-related volatility prompted a broader strategic reassessment during 2025. As a result, we began positioning our company as a platform for expanding into additional power-backed hardware technology verticals that are adjacent to our core competencies and offer the potential for higher-margin and recurring revenue characteristics, including electric drone technologies. Beginning in 2026, we also began exploring opportunities in power-intensive AI data compute infrastructure. Both of these verticals rely on our experience in electrification, power systems integration, and hardware deployment.

In connection with this strategic evolution, our acquisition of Maddox Industries in late 2024, the underpinnings of our medical supplies segment, has provided operational validation of our ability to design, deploy, and operate semi-automated, domestic manufacturing systems in regulated environments. Through Maddox Industries, we have established U.S.-based production capabilities focused on fulfilling our subcontract with Maddox Medical for medical supplies for government use, thereby supporting our domestic supply chain objectives and establishing past-performance manufacturing credentials with the federal government. We believe that this experience further reinforces our broader strategy of deploying power-backed hardware systems across multiple end markets while maintaining disciplined execution and operational control.

Goba Capital Financing

In the third quarter of 2025, we terminated our purchase order discounting facility for up to $10 million with GOBA Capital.

For the years ended December 31, 2025 and 2024, our net losses were $39.1 million and $8.8 million, respectively. Included in the net loss for 2025 were non-cash charges of approximately $26.4 million.

Market Overview

U.S. Electric Vehicle Market Conditions and Policy Environment

During 2025, the U.S. EV market was impacted by changes in federal policy direction, uncertainty surrounding the continuation of federal and state incentive programs, and evolving U.S. tariffs and trade policy. These factors collectively altered the growth expectations for portions of the EV sector, particularly for incentive-dependent commercial and fleet applications such as our EV portfolio.

In January 2025, the U.S. presidential administration issued Executive Order 14154, which directed federal agencies to pause and review certain funding programs established under the Inflation Reduction Act (“IRA”) and the Infrastructure Investment and Jobs Act (“IIJA”), including programs supporting EV charging infrastructure and related electrification initiatives. As a result, the timing and availability of certain federal EV incentives became uncertain, contributing to delayed purchasing decisions among fleet operators and institutional customers that historically relied on grant and rebate programs to support EV project economics. While some state-level incentive programs remain active, the overall federal and state policy environment for EV adoption in the U.S. became less predictable during 2025.

At the same time, U.S. trade policy developments materially affected the cost structure of our EV manufacturing and assembly. In September 2024, the Office of the U.S. Trade Representative finalized modifications to Section 301 tariffs on Chinese goods that increased tariff rates on Chinese-origin EVs to 100% and on certain lithium-ion EV batteries to 25%. Additional trade actions and retaliatory measures during 2025 contributed to further volatility in our component costs and supply chain planning. These tariffs increased our input costs, constrained our ability to pass through pricing to customers, and reduced our margin predictability.

Drone and Unmanned Aerial Vehicles (“UAVs”) Demand Trends

In contrast to the policy-sensitive EV market, the drone market demonstrated more durable demand characteristics during 2025. Increased focus on supply-chain security and national security considerations supported interest in domestically manufactured drone and UAV systems. Recent federal regulatory actions discussed under “Government Regulation” below and procurement preferences limiting the use of foreign-manufactured drones in federal government and government-adjacent applications have contributed to demand for U.S.-based alternatives in select markets. According to a market analysis prepared by Grand View Research, the global drone market size was valued at $73.1 billion in 2024 and is projected to growth at a compounded annual growth rate of 14.3% to 2030 and the U.S. drone market specifically was valued at $25.1 billion in 2024 and is projected to more than double by 2030 to approximately $52.5 billion.

AI Infrastructure Demand Trends

Separately, the rapid adoption of AI technologies is expected to drive significant growth in demand for data center infrastructure. Industry forecasts indicate that U.S. data center power demand is increasing at a pace that exceeds historical norms, driven primarily by AI-related compute workloads. For example, BloombergNEF projected that U.S. data center power demand could reach approximately 106 gigawatts by 2035. In addition, Goldman Sachs Research forecasts data center power demand rising by approximately 175% by 2030 relative to 2023, driven by pervasive AI workloads and infrastructure expansion. The International Energy Agency (IEA) also reported that global data center electricity demand is expected to more than double by 2030, with accelerated servers (mainly AI workloads) driving a significant share of demand increases. As a result, we consider the availability of reliable power, speed of deployment, and integration of power and hardware systems to be critical constraints for data center expansion. We have seen these dynamics contribute to increased focus on infrastructure solutions to support power-intensive computing environments, including configurations that reduce reliance on traditional grid expansion timelines.

Products and Segments

We develop and deploy power-backed hardware systems across multiple end markets that require reliable energy delivery, integrated hardware, and system-level execution. Our activities are organized around a common foundation of power management, electrification, and hardware-software integration. As of the end of 2025, our operations and development initiatives are focused on the following areas: (i) commercial EVs, (ii) drone systems, and (iii) medical supplies. In addition, at the beginning of 2026, we announced a new strategic focus on the development and deployment of power-driven computing and data infrastructure designed to support high density, compute intensive workloads.

In early 2026, we announced a strategic initiative focused on the development and deployment of modular, power-backed computing infrastructure to support high-density artificial intelligence and advanced computing workloads. Our planned offerings include containerized data center modules integrating dedicated power generation (including natural gas and alternative energy sources), electrical distribution equipment, thermal management systems, and rack-level high-performance compute hardware. We intend to pursue this strategy through a combination of internal development, strategic partnerships, and potential joint ventures. Following commercialization, our role is expected to include system design, power integration, project development, and deployment execution. These systems are expected to incorporate commercially available central processing units (“CPUs”) and, in future configurations, graphics processing units (“GPUs”) capable of supporting AI and other advanced compute workloads. These platforms are intended to be deployable in traditional data center environments as well as distributed or site-constrained locations where power availability, reliability and speed of deployment are critical considerations. We do not intend to design or manufacture semiconductor components.

We are evaluating both grid-connected and off-grid power solutions to support these deployments, including on-site generation and hybrid configurations designed to enhance uptime and reduce reliance on extended grid interconnection timelines. Power strategies that are currently under our consideration include clean natural gas–based generation and other reliable energy sources, subject to regulatory and permitting requirements, as discussed under “Governmental Regulation” below. We believe that access to cost-effective and dependable power infrastructure is a key constraint facing data center expansion and AI compute deployment in the U.S.

Potential customers for these solutions may include hyperscale operators, government agencies, and commercial enterprises seeking secure, power-resilient computing infrastructure. In addition, we may evaluate opportunities to utilize excess compute capacity for internally managed workloads, including digital asset–related applications, as part of an overall infrastructure utilization strategy. These initiatives remain in research and development, and we have not yet commenced commercial sales.

Drone Systems

During 2025, we initiated research and development efforts in the drone systems market, leveraging our power management, hardware integration, and electrification expertise but have not yet begun offering our drone products as of the end of 2025. We are developing a heavy-lift drone platform designed to carry payloads of approximately 500 pounds. This platform is intended to be manufactured in the U.S. and is being designed primarily for agricultural, fire suppression, and forestry applications, including precision spraying and related use cases.

We believe that recent federal regulatory actions discussed under “Government Regulation” below and procurement preferences limiting the use of certain foreign-manufactured drones have created an opportunity for domestically produced alternatives in agricultural and federally funded projects. We are developing a drone platform to provide greater payload capacity, durability, and operational flexibility than our competitors.

In addition to agricultural applications, we are designing our drone platform to support fire suppression and forestry management use cases, including the transport and deployment of water or fire retardant materials. We are also evaluating the integration of advanced software capabilities, including geospatial mapping, coordinated multi-drone operations (“swarming”), and AI–enabled applications to support data-driven operations in complex environments.

These drone products and associated software systems remain in development, and we have not yet commenced commercial manufacturing or sales in this segment.

In February 2025, we engaged a drone manufacturer for the manufacture of a U.S.-made heavy-lift drone in accordance with our detailed specifications and, following delivery of the drone, for transfer of the associated intellectual property rights. This initial heavy-lift drone is purpose-built for the agricultural market, with advanced spraying and mapping functionality. As part of our business strategy, following delivery of the model drone, we intend to open our U.S. drone manufacturing facility and commence commercial sales, subject to applicable regulatory approvals.

Commercial Electric Vehicles

Our commercial EV segment includes purpose-built electric vans, trucks, buses, and specialty vehicles designed for fleet, municipal, and institutional customers. These vehicles are manufactured through third-party OEMs located in China and Malaysia, followed by a Company-led final assembly and integration processes, and then marketed, sold, warrantied and serviced through our service and distribution network. Our vehicles include options for telemetry for remote monitoring, electric power-export and various levels of grid-connectivity. Our zero-emission products may also grow to include automated charging infrastructure and “intelligent” stationary energy storage that enables fast vehicle charging, emergency back-up facility power, and access to the developing, grid-connected opportunities for the aggregate power available from groups of large battery packs.

During 2025, in response to market conditions—including reduced federal and state incentives to support the EV market, substantial increases in import tariffs on certain components, including tariffs exceeding 100% on selected parts and subassemblies sourced from Asia, and reduced profit margins due to cost pressure—we have moderated the pace of expansion within this segment. We remain focused on commercial use cases where electrification provides a measurable return on investment, particularly in jurisdictions with established incentive programs such as New Jersey and California.

Medical Supplies (Maddox Industries)

We maintain U.S.-based production capabilities through our wholly owned subsidiary, Maddox Industries that are focused on fulfilling our subcontract with Maddox Medical for medical supplies for government use.

While our medical supplies segment is not a primary growth area for us, our manufacturing operations for medical supplies provide operational validation of our ability to design, deploy, and manage semi-automated manufacturing processes within regulated environments. We believe this capability supports our broader strategy by demonstrating U.S.-based production capacity, supply chain compliance, and disciplined execution and operational control in support of government contracts.

Our Strategy

Our strategy is focused on building a diversified, power-backed hardware and infrastructure platform centered on markets where energy availability, compute density, and execution capability are critical constraints. In response to market conditions during 2025, we refined our strategic priorities to emphasize scalable infrastructure, margin durability, and selective acquisition-driven expansion.

Our strategy is guided by the following pillars:

●

Establish Power-Driven AI Data Infrastructure as the Core Growth Platform. One strategic focus that we view as a key area of growth for our company is the development and deployment of power-driven computing and data infrastructure capable of supporting high-density AI workloads. We believe that accelerating demand for AI compute has created a structural imbalance between compute demand and available infrastructure, particularly with respect to power availability, cooling capacity, and deployment speed. Our strategy is to address these constraints by integrating compute hardware, power systems, and thermal management into cohesive AI infrastructure solutions. We intend to pursue deployments utilizing grid-connected, off-grid, or hybrid power configurations, including on-site generation where permitted, with the objective of maximizing uptime and operational reliability. During the first quarter of 2026, we initiated our evaluation and development of data center infrastructure utilizing advanced cooling technologies, including liquid immersion cooling, to support high-density compute environments.

●

Pursue Strategic Acquisitions to Accelerate Scale, Access, and Capability. As part of our growth strategy, we are evaluating strategic acquisitions, mergers, and other business combinations within the AI, GPU, and data infrastructure ecosystem. These potential transactions are intended to accelerate our access to advanced compute hardware, supply chain priority, technical expertise, and established customer relationships. We also intend to evaluate additional opportunities to vertically integrate or consolidate complementary assets and businesses across the AI, compute, and data infrastructure value chain, subject to market conditions, financing availability, and regulatory considerations.

●

Integrate Power Infrastructure with Compute Deployment. A central element of our strategy is the integration of power infrastructure with compute deployment. We believe that access to reliable, cost-effective energy is becoming a primary bottleneck for data center expansion. Accordingly, we are pursuing strategies that combine compute infrastructure with dedicated power solutions, including on-site generation and hybrid power models. During 2025, we advanced initiatives related to securing power resources and evaluating infrastructure build-outs in select U.S. regions, including South Texas, where energy availability and industrial development support data center deployment. These initiatives are intended to support scalable, long-term infrastructure development aligned with customer demand.

●

Maintain Disciplined Exposure to Commercial Electric Vehicles.  We continue to support our commercial EV operations and customer base. However, in light of market conditions discussed above, we have moderated the pace of expansion within this segment. Our EV strategy emphasizes commercial use costs where electrification provides a measurable return on investment, while prioritizing capital allocation toward higher-margin, power-driven infrastructure initiatives.

●

Develop Complementary Hardware Platforms with Lower Policy Dependence. We are exploring opportunities to develop complementary hardware platforms, including drone systems, that leverage our expertise in power systems and hardware integration. These initiatives are intended to diversify revenue opportunities and reduce reliance on policy-dependent market segments.

●

Execute with Capital Discipline and Phased Deployment. We intend to execute our strategy through a phased deployment model that emphasizes technical validation, customer alignment, and capital efficiency. Investments will be prioritized based on margin potential, scalability, and alignment with our core power-driven infrastructure thesis. We will continue to evaluate partnerships, acquisitions, and financing structures that support disciplined growth while maintaining flexibility to adapt to market conditions.

Manufacturing, Operations, and Facilities

We maintain an operational footprint designed to support the development, integration, and deployment of power-backed hardware systems across our core business lines. Our manufacturing and operations strategy emphasizes proximity to skilled labor, access to energy infrastructure, supply chain efficiency, and logistical connectivity to customers and partners.

Transition of Manufacturing and Operations

During 2025, we undertook a strategic evaluation of our manufacturing and operational footprint. As part of this process, we discontinued our plans to further expand operations in Arkansas and relocated our primary corporate, manufacturing, and operational activities to Houston, Texas.

Our decision to exit Arkansas was driven by a combination of operational and economic considerations, including the condition and cost structure of available facilities, limitations on workforce availability for specialized technical and manufacturing roles, logistical constraints, and the overall scalability of operations in a remote geographic location. While we had previously explored the potential for expanded operations in Arkansas, we ultimately determined that this location did not align with our long-term operational requirements or growth objectives. The transition of our operations from Arkansas to Houston, Texas is still ongoing and is expected to be complete in the first half of 2026.

Establishment of Houston, Texas as the Primary Operating Hub

We selected Houston, Texas as our primary operating hub based on our strategic advantages as a major energy, industrial, and logistics center. Houston serves as a global hub for the energy, power, and industrial sectors. The region provides direct access to natural gas infrastructure, refineries, pipelines, and energy counterparties, as well as a deep ecosystem of suppliers and service providers relevant to power-intensive infrastructure projects.

Workforce and Operational Scale

Since relocating operations to Houston, we have expanded our workforce and operational capacity. We believe the region offers a large, educated, and skilled labor pool across engineering, manufacturing, information technology, energy systems, and industrial operations. We have been able to recruit personnel across a broad range of technical and operational disciplines necessary to support our evolving business lines.

We have scaled our workforce significantly compared to prior periods and have established multiple functional operations in the Houston area, including corporate headquarters, manufacturing and assembly operations, drone testing facilities, logistics, and warehousing. We have implemented multiple assembly and production lines to support our medical supplies manufacturing and hardware integration activities.

Operational Alignment with Strategic Focus

Our relocation to Houston aligns with our strategic emphasis on power-driven infrastructure, AI data center development, and advanced hardware systems. Houston’s position within the U.S. energy corridor supports our efforts to integrate compute infrastructure with reliable power solutions, including natural gas-based generation and hybrid power models. The region also supports collaboration with energy producers, infrastructure developers, and industrial customers.

Facilities

Our current facilities include corporate headquarters located in downtown Houston, Texas, as well as manufacturing, assembly, testing, logistics, and warehousing facilities within the greater Houston metropolitan area. These facilities are intended to support current operations and provide flexibility for future expansion as market conditions and strategic initiatives evolve. Our 86,000 square foot facility in Houston is subleased from Maddox Defense, Inc. ("Maddox Defense"), of which Jason Maddox, our President and Interim Chief Financial Officer is the sole stockholder, with a three-year term (with renewal options), for approximately $20,000 per month.

During 2025, we undertook a strategic evaluation of our manufacturing and operational footprint. As part of this process, we discontinued our plans to further expand operations in Arkansas and relocated our primary corporate, manufacturing, and operational activities to Houston, Texas. The transition of our operations from Arkansas to Houston is still ongoing and is expected to be complete in the first half of 2026.

Our Customers

Our customer engagement strategy is designed to align each of our business lines with customers whose operational requirements, procurement processes, and economic drivers are well suited to our potential power-backed hardware platforms. We focus on customers with mission-critical use cases, high utilization requirements, and long-term infrastructure or equipment needs.

AI Data Infrastructure

Our power-driven computing and data infrastructure initiatives are intended to serve customers requiring reliable, high-density computing environments where access to power, uptime, and deployment speed are critical constraints. Our target customer categories for this business line are intended to be:

●

Hyperscale and cloud service providers seeking incremental or distributed compute capacity to support AI, machine learning, and data-intensive workloads, particularly in regions where grid access or power availability limits traditional data center expansion;

●

Government agencies and government-adjacent entities requiring secure, resilient computing infrastructure for data processing, analytics, modeling, simulation, and mission-critical applications, including customers subject to data security and domestic infrastructure considerations;

●

Enterprise and commercial customers operating compute-intensive workloads, including energy, industrial, logistics, and technology-driven businesses, where power reliability, latency, or geographic placement is a key operational requirement; and

●

Infrastructure developers and strategic partners seeking integrated power-and-compute solutions for data center development, including customers evaluating hybrid, off-grid, or dedicated power configurations.

We expect that customer engagements in AI compute business will typically involve extended evaluation and planning cycles and may include discussions related to long-term capacity requirements, power sourcing, site development, cooling technologies, and infrastructure integration. These initiatives remain in development, and we have not yet commenced commercial sales or recognized revenue from any AI data infrastructure deployments.

Drone Systems (Agricultural, Fire, and Forestry Applications)

Our drone systems initiatives are focused on the development of heavy-lift, industrial-grade drone platforms designed for demanding commercial and public-sector applications. Our target customer categories for this segment include:

●

Large-scale agricultural operators and agricultural service providers, including farms and contractors engaged in precision agriculture, crop spraying, fertilization, and related operations, where high payload capacity, durability, and operational efficiency are critical;

●	Forestry management organizations, including public and private land managers, seeking aerial platforms for vegetation management, monitoring, and environmental operations;
●

Fire suppression and emergency response organizations, including state and local fire authorities and related agencies, evaluating aerial platforms for fire suppression, delivery of water or fire retardant, and situational awareness in hazardous environments; and

●	Government and government-adjacent customers subject to domestic sourcing requirements or procurement preferences favoring U.S.-manufactured unmanned systems.

During 2025, following our public announcement of our heavy-lift agricultural drone development program, we engaged with prospective customers regarding anticipated operational requirements and use cases. In connection with these early engagements, we received limited, refundable customer deposits from certain prospective customers seeking priority access to initial production units once the platform becomes commercially available. These deposits are intended to secure a position in a prospective delivery queue and do not constitute firm purchase commitments, backlog, or guaranteed delivery timelines. No revenue has been recognized in connection with these deposits, and we have not commenced commercial manufacturing or sales of drone products.

Commercial Electric Vehicles

Our commercial EV customers primarily include:

●	Fleet operators, including delivery, logistics, and service fleets with centralized operations and predictable duty cycles;
●	Municipalities and public agencies, including utilities, ports, and school districts, seeking to reduce emissions and operating costs through electrification; and
●	Institutional and commercial customers with specific operational requirements where EVs provide a clear return on investment.

Sales in this segment are driven by defined use cases and are often influenced by the availability of state or local incentive programs. During 2025, customer purchasing behavior became more selective, with extended sales cycles and heightened sensitivity to total cost of ownership. We continue to support our existing vehicle lineup and customer relationships while prioritizing deployments where electrification provides measurable economic benefits.

Manufacturing, Product Delivery and Service Model

We manufacture and deliver our products and services through a combination of in-house system assembly, system integration, and development activities, supported by third-party manufacturing partners and strategic suppliers. Our delivery and service model is tailored by business line and is designed to maintain control over product specifications, performance standards, and compliance requirements while preserving operational flexibility and capital efficiency.

Commercial Electric Vehicles

For the manufacture of our commercial EVs, we utilize a semi-knocked-down (“SKD”) assembly model in which vehicles are produced to our designs, technical specifications, and component requirements.  Under this model, vehicle chassis, bodies, and subassemblies are sourced from the OEMs located in China and Malaysia and delivered in SKD form, after which we perform final assembly, integration, and configuration.

Our SKD assembly process includes the integration of Company-specified components and systems, which may include powertrain elements, battery systems, electrical architecture, software, telematics, and application-specific hardware, depending on vehicle class and customer requirements. This approach allows us to maintain control over vehicle design standards, performance specifications, regulatory compliance, and quality assurance while leveraging external manufacturing capacity.

In addition to final assembly, we support customers through vehicle customization, delivery coordination, and post-delivery service arrangements. Service and support activities may include maintenance coordination, parts support, and technical assistance, provided directly by us or through qualified third-party service providers.

Drone Systems

Our drone systems activities are currently focused on product design, engineering, and development. We are developing heavy-lift, industrial-grade drone platforms intended for agricultural, fire suppression, and forestry applications. These products are being designed for U.S.-based manufacturing and are not yet in commercial production. Commercial manufacturing, sales, and post-delivery support models have not yet been finalized and will depend on product readiness, regulatory approvals, and market demand.

AI Data Infrastructure

Our initiatives related to power-driven computing and data infrastructure are currently in the development and planning phase. These activities include system design, infrastructure planning, power integration, thermal management evaluation, and customer engagement related to high-density compute deployments. Future delivery models may include integrated hardware deployment, infrastructure development, power integration, and ongoing operational support, subject to customer requirements, regulatory considerations, and capital availability. We have not yet commenced commercial sales or recognized revenue related to these initiatives.

Medical Supplies (Maddox Industries)

Through our wholly owned subsidiary, Maddox Industries, we maintain U.S.-based, semi-automated manufacturing capabilities to produce medical supplies for Maddox Medical in support of its government contracts.

While Maddox Industries is not a primary growth segment for us, its operations provide operational validation of our ability to design, deploy, and manage semi-automated manufacturing processes within regulated environments. We believe these capabilities support our broader manufacturing strategy by demonstrating execution discipline, domestic production capacity, and compliance with government procurement requirements.

Manufacturing and Service Flexibility

Across all business lines, our product delivery and service model emphasizes disciplined execution, modular deployment, and adaptability to customer and market requirements. We may adjust our delivery, assembly, and service approaches over time based on operational scale, customer needs, and strategic priorities.

Marketing Approach and Sales Cycles

Across all business lines, our marketing activities are primarily relationship-driven and technical in nature. We do not rely on mass-market advertising and instead focus on direct engagement with customers, industry participants, and strategic partners. Sales cycles vary significantly by segment and customer type and may range from several months to multiple years, particularly for infrastructure-related initiatives. Marketing expenditures are managed conservatively and aligned with our strategic priorities and stage of development.

Backlog

As of December 31, 2025, we had a backlog of two zero-emission Class 4 trucks and 38 zero-emission Class 4 cargo vans, which consists of unfilled firm orders for products undersigned by contracts with customers.

Employees

As of December 31, 2025, we employed 293 full-time employees across our operations. Our workforce currently supports commercial EV integration, medical supplies manufacturing, product development initiatives, power-driven infrastructure planning, manufacturing and assembly activities, logistics, and corporate and administrative functions.

During 2025, we significantly expanded our workforce, adding more than 250 manufacturing and machine-operator roles in connection with the relocation and scale-up of our manufacturing operations in Houston, Texas. This expansion was undertaken to establish and support production capacity for our medical supplies segment.

In addition to manufacturing personnel, we added highly skilled technical staff, including production and manufacturing design engineers, electrical engineers, computer systems engineers, and logistics professionals to support system design, assembly processes, power management, automation, quality control, and infrastructure integration across our business lines.

Our workforce includes engineers, technicians, manufacturing and assembly personnel, machine operators, logistics and supply chain staff, information technology professionals, sales and business development personnel, and corporate management and administrative employees. Certain functions may also be supported by contractors, consultants, or temporary labor, depending on project requirements and operational needs.

We are not a party to any collective bargaining agreements. We place emphasis on workplace safety, regulatory compliance, training, and maintaining a professional work environment consistent with applicable labor laws and industry standards.

Our workforce size and composition may continue to evolve based on operational scale, product development progress, development and commercialization activity, and strategic priorities.

Competition

The markets in which we operate are highly competitive and characterized by rapid technological change, evolving regulatory environments, and shifting capital availability. Competitive dynamics vary significantly across our business lines, and competitors range from large, well-capitalized enterprises to smaller, specialized technology providers.

Commercial Electric Vehicles

The commercial EV market has experienced significant contraction and consolidation in recent periods. Competition in this segment includes established vehicle manufacturers, specialized EV developers, and integrators serving fleet and institutional customers. During 2025, a number of EV-focused companies reduced operations, restructured, exited the market, or were delisted from public markets, due to capital constraints, margin pressure, and sensitivity to changes in policy and incentive programs.

Competition in the commercial EV segment is influenced by factors including total cost of ownership, availability of incentives, vehicle performance and reliability, service and support capabilities, and access to capital. While competitive pressure remains, we believe that fewer participants, combined with increased selectivity by customers, has shifted the market toward use-case-driven deployments rather than broad adoption initiatives.

Drone Systems

The drone systems market includes a mix of domestic and foreign manufacturers offering products across a wide range of payload capacities and applications. In agricultural and industrial use cases, competition has historically been dominated by foreign-manufactured platforms, particularly in smaller payload classes.

Recent regulatory and procurement trends discussed above have altered the competitive landscape in certain markets, particularly for use of drones by federal agencies and federally funded projects. We believe that these developments have reduced the number of viable suppliers for high-payload, industrial-grade drone systems intended for agricultural, fire suppression, and forestry use cases.

Competition in this segment is driven by payload capacity, durability, operational reliability, software integration, and regulatory compliance. Many competitors offer lighter-duty systems that may not address the operational requirements of large-scale or industrial applications targeted by our development efforts.

AI Data Infrastructure

The power-driven computing and data infrastructure market is highly competitive and includes large technology companies, data center developers, infrastructure providers, and specialized system integrators. Competition is influenced by access to computing hardware, availability of reliable power, speed of deployment, and ability to support high-density workloads.

We believe that demand for AI-driven compute infrastructure has intensified competition for power resources and suitable sites, particularly for large-scale deployments. In this environment, competitive differentiation increasingly depends on the ability to integrate compute systems with reliable power solutions, advanced cooling technologies, and scalable infrastructure. Barriers to entry include capital requirements, supply chain access, technical expertise, and regulatory approvals.

Competitive Positioning

Across our business lines, we compete based on our ability to integrate power systems, hardware, and software into cohesive solutions tailored to specific operational requirements. We believe our experience in power management, electrification, system integration, and domestic manufacturing provides a competitive foundation, particularly in markets where reliability, compliance, and execution capability are critical.

However, we compete with entities that may have greater financial, technical, or operational resources, and increased competition could adversely affect pricing, margins, and market share. We expect competitive conditions to continue to evolve as markets mature, technologies advance, and regulatory frameworks change.

Technology

Our business relies on a combination of proprietary designs, engineering know-how, system integration expertise, software development, and licensed or third-party technologies. Our intellectual property strategy is focused on protecting critical elements of our designs and processes while maintaining flexibility to incorporate third-party components and technologies where appropriate.

Technology Platform

Our technology platform is centered on power-backed hardware systems, including electrification, power management, thermal regulation, and integrated hardware-software architectures. These capabilities are applied across our commercial EVs, unmanned aerial systems, and power-driven computing and data infrastructure business lines.

Core technical competencies include:

●	Power system design and integration;
●	Electrical architecture and controls;
●	Hardware-software integration;
●	Thermal management and cooling solutions;
●	System-level design for reliability and uptime; and
●	Manufacturing process design and automation.

Commercial Electric Vehicles

For our commercial EVs, we develop and maintain vehicle designs, performance specifications, and system requirements that are implemented through our SKD assembly model. We specify key vehicle attributes, components, and system integrations, including battery systems, powertrain elements, electrical architecture, telematics, and application-specific hardware.

While certain vehicle components and subassemblies are sourced from third-party OEMs, we retain control over system-level design, integration standards, quality requirements, and regulatory compliance. Our intellectual property in this area consists primarily of proprietary design documentation, engineering specifications, software configurations, and integration processes rather than patents on individual components.

Drone Systems

Our drone systems involve the design and development of heavy-lift, industrial-grade drone platforms intended for agricultural, fire suppression, and forestry applications. Technology development efforts in this area include:

●	Airframe and structural design optimized for heavy payloads;
●	Power and propulsion system integration;
●	Flight control systems and redundancy architecture;
●	Payload deployment mechanisms; and
●	Software and control systems for autonomous and semi-autonomous operation.

We are also evaluating and developing advanced software capabilities, including geospatial mapping, coordinated multi-drone operations (“swarming”), and AI-enabled sensing and analytics. These technologies remain in development, and we have not yet commenced commercial production or sales of drone products.

AI Data Infrastructure

Our power-driven computing and data infrastructure initiative involves the design and integration of high-density computing platforms and supporting infrastructure. These efforts focus on:

●	Modular computing architectures utilizing CPUs and, in future configurations, GPUs;
●	Integration of computing hardware with reliable power systems;
●	Thermal management solutions, including advanced cooling technologies; and
●	Infrastructure layouts designed for scalability, uptime, and efficiency.

The goal of our technology development in this area emphasizes system integration rather than development of proprietary semiconductor technologies. We expect to rely on a combination of commercially available computing hardware, licensed software, and proprietary integration methodologies.

Medical Supplies (Maddox Industries)

Through our wholly owned subsidiary Maddox Industries, we have developed manufacturing process knowledge related to semi-automated production, quality control, and compliance with government contracting requirements. This know-how includes production line design, automation workflows, documentation, and process controls. While our processes are not protected by patents, we consider this operational expertise to be valuable.

Intellectual Property

We seek to protect our intellectual property through a combination of confidentiality agreements, employee and contractor assignment agreements, trade secret protections, and selective use of intellectual property registrations where appropriate. We also rely on contractual protections in our relationships with suppliers, manufacturing partners, and customers. We maintain a trademark portfolio including common law trademarks and service marks and have three service marks registered and two trademark registrations in the United States with respect to our EV segment. We do not currently hold any other patents, trademarks, franchises or concessions.

Following the delivery of the initial drone model by our U.S. manufacturer, we will also own accompanying intellectual property rights in any work product resulting from the delivered drone, including, but not limited to, copyright and trademark rights.

Our success depends in part on our ability to protect our proprietary designs and processes and to avoid infringing on the intellectual property rights of others. There can be no assurance that our intellectual property protections will be sufficient or that will not be subject to claims of infringement or misappropriation.

Government Regulations

We operate in markets that are subject to extensive regulation at the federal, state, local, and international levels. These regulations affect product design, manufacturing, sales, deployment, and ongoing operations. Compliance with applicable regulatory requirements is an integral part of our business, and regulatory changes may impact demand, costs, or the timing of commercial activities.

Commercial Electric Vehicles

Our commercial EV operations are subject to regulations governing motor vehicle safety, emissions, transportation, and environmental compliance. In the United States, these include regulations administered by federal and state transportation and safety authorities, as well as state and local vehicle registration and operational requirements.

Emission and Fuel Economy Standards

Government regulation related to climate change is under consideration at the U.S. federal and state levels. The Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration (the “NHTSA”) issued a final rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on August 9, 2011, which had an initial phase-in starting with model year 2014 and a final phase-in occurring in model year 2017. NHTSA standards for model years 2014 and 2015 were voluntary, while mandatory standards first went into effect in 2016. In August 2016, the EPA and NHTSA jointly finalized Phase 2 standards for medium- and heavy-duty vehicles through model year 2027 to improve fleet fuel efficiency and cut carbon emissions. On March 29, 2024, the EPA announced a final rule, “Greenhouse Gas Emissions Standards for Heavy-Duty Vehicles – Phase 3,” that sets stronger standards to reduce greenhouse gas emissions from heavy-duty vehicles beginning in model year 2027. The new standards will be applicable to heavy duty vocational vehicles, such as delivery trucks, refuse haulers, public utility trucks, transit, shuttle, school buses, etc., and tractors, such as day cabs and sleeper cabs on tractor-trailer trucks.

The EPA and NHTSA rule also establishes multiple flexibility and incentive programs for manufacturers of alternatively fueled vehicles, including an engine averaging banking and trading (“ABT”) program, a vehicle ABT program and additional credit programs for early adoption of standards or deployment of advanced or innovative technologies. The ABT program allows for emission and/or fuel consumption credits to be averaged, banked or traded within defined groupings of the regulatory subcategories. The additional credit programs allow manufacturers of engines and vehicles to be eligible to generate credits if they demonstrate improvements in excess of the standards established in the rule prior to the model year the standards become effective or if they introduce advanced or innovative technology engines or vehicles.

On March 12, 2025, the EPA announced that it would be reconsidering medium-duty and heavy-duty vehicle emissions regulations, signaling a rollback of emissions standards. The extent to which these regulations will be changed is unknown, but it is likely that restrictions on vehicle emission limits will be reduced or eliminated.

Demand for commercial EVs may be influenced by government incentive programs, grants, rebates, and procurement policies at the federal, state, and local levels. Such programs are subject to modification, reduction, or elimination based on legislative, regulatory, or budgetary changes. We do not control the availability or terms of these programs, and changes in incentive structures may affect customer purchasing decisions.

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

Drone Systems

Our drone systems initiatives are subject to aviation, safety, and operational regulations. In the United States, commercial drone operations are regulated by the Federal Aviation Administration (the “FAA”), including requirements related to aircraft certification, operator licensing, airspace use, and operational limitations.

National Defense Authorization Act and American Security Drone Act

In December 2024, Congress passed the National Defense Authorization Act (“NDAA”), which includes the American Security Drones Act (“ASDA”). The bill prohibits, starting in January 2026, federal agencies and federally funded programs from purchasing or using drones manufactured in countries that are viewed as threats to U.S. national security, such as China. The basis for the legislation is that purchases from these countries (i) pose a significant threat to national security, (ii) represent efforts to infiltrate and influence American society, and (iii) risk the theft of personal and business data. Specifically, the American Security Drone Act: (i) prohibits federal departments and agencies from procuring and operating certain foreign commercial off-the-shelf drone or covered unmanned aircraft system manufactured or assembled in countries identified as national security threats, and provides a timeline to end current use of these drones; (ii) prohibits the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments from being used (1) to procure a covered unmanned aircraft system that is manufactured or assembled by a covered foreign entity or (2) in connection with the operation of such a drone or unmanned aircraft system; (iii) requires the Comptroller General of the United States to submit a report to Congress no later than 275 days after the enactment of the NDAA detailing the amount of foreign commercial off-the-shelf drones and covered unmanned aircraft systems procured by federal departments and agencies from countries identified as national security threats. We believe that the NDAA will help to drive manufacturing of drone systems for government use to the U.S.

Federal Aviation Administration  ("FAA")

The FAA is responsible for the regulation and oversight of civil aviation within the U.S. Its primary mission is to ensure the safety of civil aviation. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. In January 2021, the FAA finalized rules requiring that drones be identifiable remotely. These rules are effective for drone manufacturers beginning in September 2023 and for drone pilots beginning in September 2024. The FAA believes that remote ID technologies will enhance safety and security by allowing the FAA, law enforcement, and federal security agencies to identify drones flying in their jurisdiction. These efforts lay the foundation for more complex operations, such as those beyond visual line of sight at low altitudes, as the FAA and the drone industry move toward a traffic management ecosystem for drone system flights separate from, but complimentary to, the air traffic management system.

In the United States, commercial drone operations are regulated primarily by the FAA under Part 107 of the Federal Aviation Regulations. These regulations govern pilot certification, aircraft registration, operational limitations, and airspace access. Current FAA regulations generally limit commercial drone operations to visual line-of-sight (VLOS) conditions, operations during daylight hours, and altitudes below 400 feet above ground level. Operations beyond these limitations require waivers or special authorizations from the FAA. The regulatory environment for beyond visual line-of-sight (BVLOS) operations is evolving, with the FAA implementing new frameworks to enable broader commercial drone deployment. In June 2024, the FAA revised BVLOS criteria to facilitate commercial drone operations for delivery and inspection applications.

Our drone systems will require appropriate FAA certifications and authorizations for commercial operation. The specific regulatory pathway will depend on the intended use case, operating environment, and level of autonomy. We are designing our drone systems with regulatory compliance as a key consideration and intend to work closely with the FAA and other relevant agencies throughout the development process.

International Markets

In international markets, including the European Union, agricultural drone operations are permitted under applicable aviation and safety frameworks, subject to country-specific regulations, operator certification, and operational approvals. Regulatory requirements may vary by jurisdiction and may impose limitations on payloads, flight operations, or use cases.

Government Procurement

In addition, procurement policies and regulatory frameworks emphasizing domestic sourcing, cybersecurity, and national security considerations may influence market access for drone systems, particularly for government and government-adjacent customers.

AI Data Infrastructure

The regulatory landscape surrounding AI, data center infrastructure and cloud computing is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term as we develop our power-driven computing and data infrastructure initiatives.  In the realm of cloud computing, there are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines.

In addition, our power-driven computing and data infrastructure initiatives are currently subject to laws and regulations governing energy production, power generation, environmental compliance, land use, zoning, construction, and data security. Data center operations may also be subject to cybersecurity, privacy, and data protection requirements, depending on customer use cases and jurisdiction.

In particular, our evaluation of grid-connected and on-site power generation solutions for modular computing infrastructure is subject to extensive federal, state, and local regulatory frameworks.

If we deploy grid-connected systems, interconnection to the transmission or distribution grid is governed by applicable state public utility commissions and regional transmission organizations (“RTOs”), including queue processes that may involve technical studies, capacity allocation determinations, and cost-sharing obligations for system upgrades. Interconnection timelines can extend multiple years depending on regional grid congestion and infrastructure constraints.

For projects incorporating on-site generation, including natural gas–fired generation, we would be subject to environmental permitting requirements under federal and state law. These may include:

●	Air emissions permits under the Clean Air Act, administered by the U.S. Environmental Protection Agency (“EPA”) or delegated state environmental agencies;

●	State-level air quality permits and operating permits;

●	Water discharge permits, if applicable;

●	Local land-use approvals and zoning compliance; and

●	Building permits and fire safety approvals.

Projects utilizing natural gas infrastructure may also require compliance with federal and state pipeline safety regulations, including oversight by the Pipeline and Hazardous Materials Safety Administration, where applicable.

Additionally, depending on project structure, generation facilities could be subject to:

●	Federal Energy Regulatory Commission regulations related to wholesale power sales or grid interconnection;

●	State public utility commission oversight, particularly if electricity is sold to third parties; and

●	Reliability standards established by the North American Electric Reliability Corporation for certain grid-connected facilities.

Certain jurisdictions also impose greenhouse gas reporting requirements, emissions offset programs, or renewable portfolio standards that may affect permitting, capital costs, or operating expenses. We may also be subject to federal and state environmental review requirements, including assessments under the National Environmental Policy Act if federal lands, federal funding, or federal permits are involved.

Data center operations may also be subjected to cybersecurity, privacy and data protection requirements, depending on customer use cases and jurisdiction.

Delays in obtaining required permits or regulatory approvals could impact the timing, cost, or feasibility of certain deployments.

Regulatory requirements related to emissions, environmental impact, and safety may affect the design, cost, and timing of infrastructure deployment. We continue to evaluate regulatory requirements applicable to grid-connected, off-grid, and hybrid power solutions.

Medical Supplies (Maddox Industries)

Through our wholly owned subsidiary Maddox Industries, we manufacture medical supplies for Maddox Medical in support of fulfillment of a government contract with certain federal government agencies. Such government contracts and related programs are subject to extensive regulations governing procurement processes, pricing, quality standards, reporting obligations, and compliance requirements.

As a subcontractor, our participation in government programs may require compliance with laws and regulations related to domestic sourcing, labor standards, cybersecurity, and ethics. Our medical supplies segment relies on Maddox Medical’s primary government contract, and such government contract may be subject to modification, termination, audit, or review. There can be no assurance that Maddox Medical’s future program participation will be awarded or renewed.

Regulatory Compliance and Risk

We devote resources to monitoring regulatory developments and maintaining compliance with applicable laws and regulations. However, regulatory requirements may change, and compliance may involve significant costs or operational constraints. Failure to comply with applicable regulations could result in fines, penalties, delays, or restrictions on operations.

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

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Such risks are discussed more fully below and include, but are not limited to, risks related to:

●

Our history of losses and our ability to achieve and/or sustain profitability in the future and management’s conclusion that there is substantial doubt about our ability to continue as a going concern;

●	Significant fluctuations in our operating results, and the resulting difficulty in predicting our operating results;

●	Our future growth being dependent upon demand for our products and services;

●	Our ability to compete successfully against current and future competitors;

●	Volatility of demand in our industries;

●	Our sales cycle, which can be long and unpredictable, which may make it difficult to project when, if at all, we will obtain new customers and generate revenue from those customers;

●	Our ability to keep pace with technological advances and dependence on advances in technology by other companies;

●	Our ability to predict the size of the markets for our current and future products;

●	The continuing emergence of the market for heavy-lift drones and the failure of this market to scale as expected;

●	Our ability to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs;

●	Our ability to manage our anticipated growth effectively, which will affect our ability to execute our business plan, maintain high levels of service and adequately address competitive challenges;

●	Unfavorable conditions in the global economy, inflation and high interest rates and capital market liquidity issues;

●	Our dependence on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities;

●	Our management team’s limited experience in operating as a public company;

●	Forecasts of market growth that may prove to be inaccurate, and our ability to grow our business at similar rates or at all;

●	Our acquisition of complementary business and technologies may disrupt our operations and adversely affect our operating results, and we may not achieve the anticipated benefits of such acquisitions;

●	The increased competitive, operational, legal and regulatory risks posed by the expansion of our business strategy into the AI infrastructure market;

●	A product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems, which could seriously harm our business;

●	Our dependence on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us;

●	The possibility that the facilities or operations of our third-party providers could be damaged or adversely affected as a result of disasters or unpredictable events;

●

Our dependence on information technology and the possibility that any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business;

●	Harm to our brand image that could result from the failure of our suppliers to use ethical business practices and comply with applicable laws and regulations;

●

The success of our strategic relationships with third parties, our ability to identify and form adequate strategic relationships in the future and the failure to realize or the delayed realization of anticipated benefits from such relationships;

●	The ability of our suppliers to scale their zero-emission vehicle manufacturing and assembling processes effectively and quickly from low volume production to high volume production;

●	Our exposure to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	The possibility of being compelled to undertake product recalls;

●	The adequacy of our warranty reserves to cover future warranty claims;

●	The adequacy of our insurance strategy to protect us from all business risks;

●	Our ability to design, develop, market and sell other product offerings that address additional market opportunities;

●	The availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to EVs;

●	The dependence of our medical supplies segment on a single customer;

●	Our exposure to substantial regulations and unfavorable changes in such regulations;

●	Vehicle dealer and distribution laws, which could adversely affect our ability to sell our commercial zero-emission EVs;

●	Environmental laws and regulations that could impose substantial costs upon us and cause delays in opening our sales, service and assembly facilities;

●	Failure to protect our intellectual property rights, which could impair our ability to protect our proprietary technology;

●	Our exposure to claims of infringement of another party’s intellectual property rights;

●	The availability of additional capital on acceptable terms, if at all, to support business growth;

●	Our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures;

●	Our ability to maintain compliance with Nasdaq continued listing requirements and to rectify any deficiencies;

●	Our ability to utilize a significant portion of our net operating loss or research and development tax credit carryforwards;

●	Volatility in the price of our common stock, which could result in substantial losses for our stockholders;

●	Securities or industry analysts not publishing research or publishing inaccurate or unfavorable research about our business;

●	Our ability to meet our publicly announced guidance or other expectations about our business;

●	Our intent to not pay dividends for the foreseeable future; and

●	Provisions in our charter documents and under Delaware law that could discourage a takeover that stockholders may consider favorable.

Risks Related to Our Business

We have a history of losses and we may not achieve and/or sustain profitability in the future.

For the years ended December 31, 2025 and 2024, we incurred net losses of $39.1 million and $8.8 million, respectively. The 2025 net loss included approximately $13.4 million of non-cash goodwill impairment charges and impairment of intangibles. As of December 31, 2025, we had negative working capital of approximately $9.8 million and an accumulated deficit of approximately $112.6 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we:

•	make investments required to move our operations to our new corporate headquarters and manufacturing facility in Houston, Texas;

•	successfully develop and commercially market new products and services;

•	design, develop and manufacture our light to medium to heavy-duty fleet vehicles and their components;

•	acquire and maintain market share in our EVs and drones segments;

•	achieve and manage growth in our operations;

•	keep pace with technological developments;

•	timely address the increasingly sophisticated needs of our customers, including as a result of changes in government regulation related to our products and services;

•	increase our sales and marketing to acquire new customers; and

•	increase our general and administrative functions to support our growing operations.

These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher costs. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Even if our revenue increases, we may not be able to sustain the rate of revenue growth. Revenue growth may be slower than anticipated or revenue may decline for a number of reasons, including continued problems accessing various incentive programs to assist our customers with their purchase of our vehicles, recent elimination of certain federal and state incentive programs, lack of demand for our products and services, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. Any failure by us to achieve and maintain revenue or profitability could cause the price of our common stock to decline.

Management has concluded that there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2025, we had cash and cash equivalents of $0.4 million and negative working capital of $9.8 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We believe that our existing cash and cash equivalents may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. There can be no assurance that any required future financing can be successfully completed on a timely basis or on terms acceptable to us. Based on these circumstances, management has determined there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

We may experience quarterly fluctuations in our operating results due to a number of factors, many of which are outside our control, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Additionally we expect our period-to-period operating results to vary based on our operating costs, which we anticipate will increase significantly in future periods as we, among other things, develop and commercially market new products and services, open new design, sales and service facilities, hire additional personnel, increase our travel and operational budgets, increase our facility costs, hire and train service personnel, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result comparing our operating results, on a period-to-period basis may not be meaningful. You should not consider our past results in any projected growth rate or as indicative of our future performance. We have limited ability to forecast our future revenue, costs and expenses and, as a result, our operating results may from time to time fall below our estimates.

In addition, recent changes to our business model as a result of the Maddox Acquisition (as defined under Item 8, Part II of this Annual Report), the addition of our drone segment and the introduction of our initiative to develop high-performance, energy-integrated AI compute infrastructure make it difficult to evaluate our current business and our future prospects. We have limited insight into other trends that may emerge and affect our business. Our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock could decline, either suddenly or over time.

Our future growth is dependent upon demand for our products and services in markets that are rapidly evolving.

Our growth is highly dependent upon the market acceptance of, and we are subject to an elevated risk of any reduced demand for, our products and services, including the commercial adoption of zero-emission trucks and other fleet vehicles and heavy lift drones. We are also developing, but have not yet commercialized, our high-performance, energy-integrated AI compute infrastructure. If any of these markets does not develop as we expect or develops slower than expected, our business, prospects, financial condition and operating results will be harmed, and we may need to raise additional capital. Each of these markets is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new technological and product announcements and changing consumer demands and behaviors. Factors that may influence the market acceptance of our products include:

•	perceptions about product quality, safety design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of any product ;

•	perceptions about the limitations in the technology in our products;

•	perceptions about product safety in general, in particular safety issues that may be attributed to the use of advanced technology;

•

for our EVs, the availability of alternative fuel vehicles, including competitive vehicles and improvements in the fuel economy of the internal combustion engine may cause a slow-down in the demand to switch to zero-emission electric vehicles;

•	the availability of service for our products;

•	for our EVs, the environmental consciousness of owners of diesel- and gasoline-powered buses, truck and other fleet vehicles;

•	for our EVs, changes in the cost of oil and gasoline and perceptions about and the actual cost of alternative fuel;

•

government regulations and the availability of incentives for our EVs and a change in the administration and the legislation and regulations of federal and state governments applicable to our products;

•	access to charging stations for our EVs, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric vehicle;

•	the availability of rebates to purchase and operate EVs or future regulation requiring increased use of zero-emission or hybrid vehicles; and

•	macroeconomic factors such as, among other things, inflation and high interest rates which could diminish our ability to access the capital markets for funding our business.

To the extent that we are not able to build our products in accordance with customer expectations, our future sales could be harmed.

We may also become subject to regulations that require us to alter the design of our products, which could negatively impact consumer interest in our products.

The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles or heavy lift drones, as applicable, which would materially adversely affect our business, operating results, financial condition and prospects.

We may not be able to compete successfully against current and future competitors.

The market for commercial zero-emission EVs is rapidly evolving and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Similarly, the UAV and drone industry is highly competitive and rapidly evolving, particularly in the areas of defense, public safety, industrial inspection, and autonomous logistics. Once we begin distributing our heavy-lift, industrial-grade drone platforms designed for agricultural, fire suppression, and forestry applications, we will compete with both legacy agricultural drone companies and newer drone-focused entrants. We expect this competition to intensify as regulatory pathways for UAVs and drones become more defined and commercial drone applications expand globally.

Most of our existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, longer operating histories and greater name recognition than we do. They may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Particular to our drone segment, our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. As a result, our competitors may be able to compete more aggressively and sustain that competitive advantage over a longer period of time than we can. Each of these competitors has the potential to capture market share in our target market, which could have an adverse effect on our position in our industry and on our business and operating results. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins.

We expect competition in the EVs industry to intensify in the future in light of anticipated increased demand for alternative fuel vehicles, continued globalization, and consolidation in the worldwide automotive industry as well as recent elimination of certain federal and state incentives for EVs. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure which may materially and adversely affect our business, financial condition, operating results and prospects. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new products or services that compete with or surpass the quality, price or performance of our products or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. A disruptive technology advancement in the EV or drone industry by a competitor could adversely affect the sales of our products.

Demand in our industries is volatile, which may materially and adversely affect our business, prospects, operating results and financial condition.

The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. We have fewer financial resources than more established market participants have to withstand changes in the market and disruptions in demand. Volatility in demand may lead to lower sales of our products and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent providers.

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

We may not be able to keep pace with technological advances and we depend on advances in technology by other companies

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

In addition, the drone industry continues to undergo significant changes, primarily due to technological developments. Because of the rapid growth and advancement of technology, shifting consumer tastes and the popularity and availability of other forms of activities, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, the broader drone industry. The development of specialized software and hardware is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process.

It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with these technological advances or to react to changes in customer preferences, then our revenues, profitability and results of operations may be materially adversely affected. However, if we struggle to adapt to an industry-shifting technological advancement or competitor offerings that render our products relatively less attractive or obsolete, it could have a material adverse effect on our business.

Further, we rely on and will continue to rely on components of our products that are developed and produced by other companies over which we have limited control. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies, and our ability to procure them from such third parties in a timely manner and on economically feasible terms.

The demand for commercial zero-emission EVs depends, in part, on the continuation of current trends resulting from historical dependence on fossil fuels. Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for vehicles that utilize our technology, which could adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for commercial zero-emission EVs results from concerns about volatility in the cost of petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that poor air quality and climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, or the long-term supply of oil in the United States improved, the government may eliminate or modify its regulations or economic incentives related to fuel efficiency and alternative forms of energy, as we have seen with the impact of the recent presidential administration. If there is a change in the perception that the burning of fossil fuels does not negatively impact the environment, the demand for commercial zero-emission EVs could be reduced, and our business and revenue may be harmed. Diesel and other petroleum- based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower diesel or other petroleum-based fuel prices over extended periods of time may lower the current perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If diesel or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for commercial EVs may decrease, which could have an adverse effect on our business, prospects, financial condition and operating results.

The sizes of the markets for our current and future drone products or AI data compute infrastructure may be smaller than we estimate.

Our addressable market projections for heavy lift drones and AI data compute infrastructure are based on internal models and third-party data. While we believe our assumptions are sound, market conditions, regulatory changes, or customer adoption may diverge from these assumptions. If the actual demand, pricing structure, or target applications for our products fall short of expectations, this could materially impair our growth, financial performance, and operational results.

The market for heavy-lift drones is still emerging and may not scale as expected.

The heavy-lift drone sector, especially in agricultural and forestry applications, is evolving rapidly. The speed and scale of adoption will depend heavily on regulatory frameworks (e.g., the FAA and the European Union Aviation Safety Agency (“EASA”)), operational proof points, and customer confidence in our drone solutions. If this market develops more slowly than anticipated, or if drone-based operations face resistance due to safety, reliability, or cost concerns, our growth may be constrained.

We may not be able to reduce and adequately control the costs and expenses associated with operating our business, including our material and production costs.

If we are unable to reduce and/or maintain a sufficiently low level of cost for designing, manufacturing, marketing, selling, distributing and servicing our products relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments in the design, manufacture, and sales of our products

For example, we incur significant costs related to procuring the materials and components required to build our EVs. As a result, without including the impact of government or other subsidies, incentives, or tariffs, our costs and therefore the purchase prices for our commercial zero-emission electric vehicles currently are higher than the purchase prices for gas or diesel-fueled vehicles with comparable features.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our products, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, global demand from all manufacturers of zero-emission vehicles for the same resources could create shortages and drive the costs of our raw materials and certain components, such as lithium-ion battery cells, to a higher level and reduce profit or create or increase losses. Indeed, if the popularity of zero-emission EVs exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased material and component parts costs to us and could also negatively impact our ability to meet production requirements if the batteries were simply not available.

If we fail to manage our anticipated growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have expanded our operations, including through the addition of our drone segment and medical supplies segment and the expansion of our business strategy to include AI data compute infrastructure, in the last several years and anticipate that further expansion will be required to achieve our business objectives. The growth and expansion of our business, combined with the requirements of being a public company, places a continuous and significant strain on our management, operational and financial resources. Our future operating results depend largely on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	establishing sufficient sales, service and service facilities in a timely manner;

•	forecasting production and revenue;

•	hiring and training new personnel as our operations scale and as we begin to commercialize our drone solutions and AI data compute infrastructure;

•	controlling expenses and investments in anticipation of expanded operations;

•	implementing and enhancing administrative infrastructure, systems and processes; and

•	addressing new markets.

We may in the future hire a significant number of additional personnel as we expand our current and future product offerings, the timing of which will depend on the success of our sales efforts. Because our products utilize specialized technology, individuals with sufficient training in such technology may not be available to hire, and we may need to expend significant time and expense in training the employees we hire. Competition for individuals with experience designing, manufacturing and servicing our products is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future, which could seriously harm our business and prospects.

In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. We therefore may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the quality of our products and services and our ability to deliver in a timely manner, it will negatively affect our brand and reputation and harm our ability to retain and attract customers.

Public health crises and other global health pandemics, epidemics or disease outbreaks could adversely impact our business, results of operation and financial condition.

A significant public health crisis, pandemic or disease outbreak could adversely impact our business as well as those of our suppliers and customers. Any future significant public health crisis could adversely impact the global economy, our industries and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. The extent to which a pandemic or similar significant health crises will impact our business in the future is uncertain. In addition, to the extent such significant health crises may adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.

Unfavorable conditions in the global economy, rising interest rates and capital market liquidity issues could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depend on the level of demand in the markets we serve. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their capital expenditure or operational budgets, particularly those for zero-emission EVs, heavy-lift drones and AI data compute infrastructure, demand for our products and services may be negatively affected. Historically, economic downturns have resulted in overall reductions in these budgets and corresponding spending. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their operational budgets or defer or reconsider product and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends on our Chief Executive Officer and management team, retaining and attracting qualified management, key employees and technical personnel and expanding our sales and marketing capabilities.

Our success depends upon the continued service of Mr. Phillip Oldridge, our Chief Executive Officer, as well as other members of our senior management team. It also depends on our ability to continue to attract and retain additional highly qualified management, technical, engineering, operating and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. Our business also requires skilled technical, engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our products and services and develop our business, we will require personnel with expertise in these areas. There is increasing competition for talented individuals such as design engineers, manufacturing engineers, and other skilled employees with specialized knowledge in the markets that we serve. This competition affects both our ability to retain key employees and hire new ones. Key talent may leave us due to various factors, such as a very competitive labor market for talented individuals with appropriate industry experience and skills. Our success depends upon our ability to hire new employees in a timely manner and retain current employees. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. The loss of any of our key members of management or other highly skilled employees or an inability to attract, retain and motivate additional highly skilled employees required for the planned development and expansion of our business could delay or prevent the achievement of our business objectives and could materially harm our business.

Our management has limited experience with operating a public company. If we fail to manage our growth effectively, we may not be able to develop, produce, make or sell our products or services successfully.

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

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in zero-emission EVs, electric drivetrain systems and conversions, heavy-lift drones, AI data compute infrastructure and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We may selectively pursue acquisitions of complementary businesses and technologies, which could divert capital and our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Expansion of our business strategy into the AI infrastructure market could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict.

At the beginning of 2026, we announced a partnership with Azio AI Corporation (“Azio”), an AI infrastructure provider, to pilot a joint immersion-cooled energy infrastructure for AI data centers. As we continue to enter the AI data center market, competitive, operational, legal and regulatory risks may be exacerbated as there is substantial uncertainty about the extent to which AI will result in changes that come with risks that we may not be able to anticipate, prevent, mitigate or remediate.

Through the expansion of our business to include AI data compute infrastructure, we will face new sources of competition and new customer relationships, and our competitors may be larger, have longer operating histories and significantly greater resources than we do. As a result, there can be no assurance that any AI data compute infrastructure solutions we develop will be adopted by the market or be profitable or viable. Our limited experience with respect to the provision of AI data compute infrastructure solutions could limit our ability to successfully execute on this growth strategy or adapt to market changes. If we are unsuccessful in continuing to develop and offer AI data compute infrastructure, our business, results of operations and financial condition could be adversely affected. Further, an increased focus on AI data compute infrastructure could displace or reduce our existing operations related to EVs, medical supplies and drones, which may adversely affect our business, results of operations and financial condition.

Our investments in developing and offering AI data compute infrastructure may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition. The increasing focus on the risks and strategic importance of certain AI or machine learning technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and machine learning and may in the future result in additional restrictions impacting any infrastructure solutions we may develop. Complying with multiple evolving laws, rules and regulations from different jurisdictions related to such new solutions could increase our cost of doing business or may change the way that we operate in certain jurisdictions. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our products in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.

For example, in April 2023, the U.S. Federal Trade Commission, Department of Justice, Consumer Financial Protection Bureau and Equal Employment Opportunity Commission issued a joint statement on AI, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In December 2025, the presidential administration issued an executive order aimed at challenging and preempting state AI laws that are inconsistent with federal policy with respect to AI regulation and calling for federal AI legislation.

Such future regulatory frameworks, as well as developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our products, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.

Furthermore, concerns regarding third-party use of AI for purposes contrary to governmental and societal interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in restrictions on AI products. Any such restrictions could reduce the demand for our intended AI data compute infrastructure, and negatively impact our business, financial condition and operating results, and damage our reputation.

It is also unclear how our strategy to provide infrastructure for customers developing and deploying AI applications could affect the applicability of these existing or proposed regulatory frameworks and other restrictions with respect to any solutions we may offer from time to time. However, it is possible that such regimes will impose obligations on infrastructure providers, such as us, to oversee, monitor or restrict the use of AI systems that are trained or deployed on their systems, and/or to ensure compliance with such regulatory frameworks and other restrictions. If our customers violate existing or proposed regulatory regimes or other restrictions, or if they use our services for unlawful, harmful or non-compliant purposes, we could be subject to regulatory investigations, regulatory fines, reputational damage or contractual liability for any such actions, even if we do not control the customer applications. Further, AI data compute customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in the event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.

These competitive, operational, legal and regulatory risks are evolving and uncertain and could impact our business in ways we cannot predict. Any of the foregoing could limit our ability to offer, or grow our partnership in, AI data center infrastructure solutions and continue to grow our business, which could have a material adverse effect on prospects, results of operations and financial condition.

Risks Relating to the Design, Supply and Manufacturing of our Products

Due to the nature of our products and services, a product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business

Our products may not perform in a manner that is consistent with our customers’ expectations for a variety of reasons. If our products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair, or experience any other failure to perform as expected, it could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, which could have a material adverse impact on our ability to develop, market and sell our products. Technical, mechanical, quality, electronic, and other failures may occur from time to time, whether as a result of manufacturing or design defect, operational process, or production issue attributable to us, our customers, suppliers, partners, third-party integrators, or others. Product design changes and updates could also have associated cost and schedule impacts. In addition, our products could fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. A product or system failure, or perceived failure, could lead to negative publicity, a diversion of management attention, and damage to our reputation that could reduce demand for our products and services. It could also result in product recalls and product liability and warranty claims (including claims related to the safety or reliability of our products) and related expenses, other service, repair and maintenance costs, labor and material costs, customer support costs, significant damages, and other costs, including fines and other remedies, and regulatory and environmental liabilities. For example, should we have a significant sale of either new vehicles or re-power conversion kits and a defect (from a supplier-purchased product or internally assembled components) were to be discovered after delivery that could not be corrected in a timely manner, we could suffer an adverse public relations event that harms the company in a way that it may not be able to recover from, or which turns out to be so costly as to cause a significant loss.  We may also incur increased costs, delayed payments, reputational harm, or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.

We are dependent on third parties to deliver raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels and volumes acceptable to us. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain.

Our zero-emission EVs are assembled from components supplied by third parties. For example, we rely on third parties for batteries, traction motors, power electronics, connectors, cables, and metal fabrication for battery storage boxes. As a result, we are particularly dependent on those third parties to deliver raw materials, parts, components and services of adequate quality and quantity in a timely manner and at reasonable prices. Some components of our vehicles and drivetrain systems include materials such as copper, lithium, rare-earth and strategic metals that have historically experienced price volatility and supply interruptions. In addition, we do not currently maintain long-term agreements with our suppliers with guaranteed pricing because we cannot at this time guarantee them adequate volume, which exposes us to fluctuations in component, materials and equipment prices and availability.

There have been significant changes to U.S. trade policies, including tariffs affecting China, Canada and Mexico, and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed, and additional retaliatory tariffs are likely. These changes have resulted in uncertain economic and political conditions that have made it difficult for us and our suppliers to accurately forecast and plan future business activities. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on the business and financial condition of our suppliers, which, in turn, would negatively impact us.

Furthermore, currency fluctuations weakening the U.S. dollar against foreign currencies may adversely affect our purchasing power for such raw materials, parts and components and manufacturing equipment from foreign suppliers. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices. We may not be able to recoup these increased costs by increasing the prices of our products.

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

We depend on information technology, and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We increasingly depend on information technology systems and infrastructure in connection with the conduct of our business. We must routinely update our information technology infrastructure and our various information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline, and we may suffer financial damage or other losses as a result of lost or misappropriated information.

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

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our products and services if, as a result of such violation, we were to attract negative publicity. If we, or others in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Our business success will depend in part on the success of our joint ventures, partnerships and other strategic relationships with third parties. We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future. The anticipated benefits of potential strategic relationships may not be fully realized or take longer to realize than expected.

Our business success will depend in part on our ability to continue to successfully manage and enter into productive strategic relationships with third parties. For example, at the beginning of 2026, we announced a partnership with Azio to pilot a joint immersion-cooled energy infrastructure for AI data centers. This partnership is at a very early stage, as we have only commenced a pilot of the proposed infrastructure. The success of this partnership will depend, in part, on the successful development of the data center infrastructure, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact our business, operating results, financial condition, and prospects.

In February 2025, we engaged a U.S. drone manufacturer for the manufacture of a U.S.-made heavy-lift drone in accordance with our detailed specifications and, following delivery of the drone, for transfer of the associated intellectual property rights. This initial heavy-lift drone is purpose-built for the agricultural market, with advanced spraying and mapping functionality. As part of our business strategy, following delivery of the model drone, we intend to open our U.S. drone manufacturing facility and commence commercial sales, subject to regulatory approvals. Any delay or failure on the part of our U.S. drone manufacturer to perform, whether due to factors within its control or otherwise, may adversely affect our ability to commercialize and sell our heavy lift drones, thereby adversely affecting our growth and operational results.

The success of any partnership, joint venture or other strategic relationship will depend, in part, on the successful relationship between us and our business partners. A failure to successfully partner, or a failure to realize our expectations for the strategic relationship, including any contemplated exit strategy from such relationship, could materially impact our business, operating results, financial condition, and prospects. These strategic relationships could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, an inability to market and sell the infrastructure to customers as planned, and development and construction delays.

We also depend on various third parties to provide critical parts for our process. For example, we currently maintain strategic relationships with key manufacturers of components we require for our zero-emission EVs. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully sell our products and services, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

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

Further, in the future, we may co-invest with other third parties through partnerships, joint ventures, or other entities. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a partnership, joint venture, or other entity. We may be subject to additional risks, including:

●	we may not have the right to exercise sole decision-making authority regarding the partnership, joint venture, or other entity;
●	if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital;
●

our partners may have economic, tax, or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our interests or objectives;

●

our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset or purchase the partner's interests or assets at an above-market price;

●	our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on us because of our joint venture relationship;
●	disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business;
●

we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require us to pay an amount greater than its investment in the joint venture;

●	we may need to change the structure of an established joint venture or create new complex structures to meet our business needs or the needs of our partners which could prove challenging; and
●	a joint venture partner's decision to exit the joint venture may not be at an opportune time for us or in our business interests.

Each of these factors may result in returns on these investments being less than we expect or in losses, and business, operating results, financial condition, and prospects may be adversely affected.

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

The complexity in our business is expected to continue growing as we introduce new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our products as well as limited experience allocating our available resources among the design and production of our products. We are also planning to develop multiple new product lines simultaneously, which will increase the complexity and importance of our execution in establishing the processes, operations and procedures necessary for the commercialization, marketing, sale and distribution of these products. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition if we are not able to successfully defend or insure against such claims. Our industries may experience significant product liability claims and we face inherent risk of exposure to claims in the event our products do not perform as expected or malfunction and personal injury or death results. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products, which would have a material adverse effect on our brand, business, prospects and operating results. We have product liability insurance on a claims-made basis for all our zero-emission products with appropriate annual limits. However, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition.

We may be compelled to undertake product recalls.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. We may at various times, voluntarily or involuntarily, initiate a recall if any of our products or components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

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

If we are unable to design, develop, market and sell other product offerings that address additional market opportunities, our business, prospects and operating results will suffer.

We will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we have transitioned to target owners of trucks (all classes inclusive of 3–7) and vans between 10,000 pounds GVWR to 19,500 pounds GVWR, commercial fleets, including white fleets of school districts and other fleet users of these vehicles, including government entities. Successfully offering all EVs in this market requires delivering a vehicle with different characteristics than an ICE-powered vehicle at a price that is competitive with other similar vehicles. Because the markets are still growing in their acceptance of our products and demand for our products may be volatile, it is difficult to project increases in market acceptance and our ability to generate sales in volumes as we currently intend. Our failure to address additional market opportunities would harm our business, financial condition, operating results and prospects.

Our growth depends in part on the availability and amounts of government subsidies and incentives and the application of regulations that encourage conversion to EVs. These subsidies and incentives are limited and unpredictable and could expire or change to benefit competing technologies.

We believe that the availability of government subsidies, rebates, and economic incentives is currently a critical factor considered by our customers when purchasing our zero-emission systems or converting their existing vehicles to zero-emission-electric or hybrids, and that our growth depends in large part on the availability and amounts of these subsidies and economic incentives. Any unavailability, reduction, elimination or adverse application of government subsidies, rebates, and economic incentives because of administrative mistakes made by those in charge of the programs, budgetary challenges, expiration, policy changes, the reduced need for such subsidies, rebates, and incentives due to the perceived success of electric or hybrid vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry generally and our zero-emission electric and hybrid vehicles in particular, especially prior to our ability to significantly reduce our costs. The elimination of certain regulations and programs that encourage sales of zero-emission electric and hybrid vehicles could adversely impact sales of our commercial zero-emission electric and hybrid vehicles, either currently or at any time in the future. In 2025, the presidential administration rescinded federal support for EVs, with agencies like the EPA and DOT moving to roll back emission standards, revoke California’s zero-emission waiver, and freeze funding for charging infrastructure. Through the One Big Beautiful Bill Act, the presidential administration terminated the IRA's $7,500 consumer EV tax credit for vehicles acquired after September 30, 2025, while also clawing back unspent IIJA funding for charging networks. If government subsidies and economic incentives to produce and purchase zero-emission EVs were no longer available to us or our customers, or the amounts of such subsidies and incentives were reduced or eliminated, it would have a negative impact on demand for our vehicles and our business, prospects, financial condition and operating results would be materially and adversely affected.

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

The application process for these funds and other incentives is and will continue to be highly competitive, and there is no guarantee that we will obtain such funds or incentives

Our decentralized assembly, sales and service model for our EVs business presents numerous challenges and we may not be able to execute on our plan to establish sales, service and assembly facilities in the urban areas we have targeted and our facilities in any of those markets may underperform relative to our expectations.

Our strategy of establishing sales, service, and assembly facilities for our zero-emission EVs in selected urban areas in the United States is substantially different from the prevailing centralized manufacturing and franchised distribution and service model used currently by our zero-emission manufacturing competitors. For example, we may not be able to utilize long established sales channels developed through a traditional franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well established distribution channels. If we determine that our decentralized model is inadequate, opening our own sales, service and assembly facility in any market generally will be capital intensive and require, among other things, establishing a local order volume that is sufficient to support the facility, finding a suitable and available location, negotiating a satisfactory lease agreement for the facility, obtaining permits and approvals from local and state authorities (which, in the case of facilities to be opened in foreign countries, may require obtaining approvals from national governments), building out the facility to our specifications and hiring and training employees to assemble, sell and service our zero-emission EVs and converting existing vehicles to zero-emission EVs. If we decide we must open our own facilities, we plan to seek state and local government incentives to defray the costs of opening facilities in the markets we have selected, but we may not be successful in this effort, or the incentives may no longer be available or may not be as significant as we would like. As with any development project, the development and build-out of a facility will subject us to the risk of cost overruns and delays, which may be significant. Once our sales, service and assembly facilities are open for business, we will need to ensure that they maintain a high level of quality in order to satisfy customers and enhance the brand. Even if we are able to address all of the challenges discussed above, we have little experience in sales, service or assembly and our sales, service and assembly facilities in one or more markets may not adequately address customer service needs or be profitable and we may lose sales and our entire investment in such facilities, and therefore, damaging our reputation in the process. If we are unable to establish the local order volume we require in order to open new sales, service and assembly facilities or are unable to successfully assemble, sell, and service our zero-emission electric commercial vehicles adequately for customers and profitably operate these new facilities in our target markets, our business, prospects, financial condition and operating results may be adversely affected. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn could have a material and adverse impact on our business, financial condition, operating results and prospects.

In many of our zero-emission EVs we use battery packs composed of lithium-ion battery cells, which, if not appropriately managed and controlled, on rare occasions have been observed to catch fire or vent smoke and flames. If any such events occur in our commercial EVs, we could face liability for damage or injury, adverse publicity and a potential safety recall.

The battery packs in our manufactured vehicles use lithium-ion cells, which have been used for years in laptop computers, cell phones and EVs. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers, cell phones, and Tesla, Inc.’s EVs bursting into flames have focused consumer attention on the safety of these cells. In addition, a limited number of side-impact tests carried out by NHTSA on non-commercial passenger vehicles containing lithium-ion batteries and thermal management systems containing liquid coolant have resulted in post-collision fires under certain conditions. Any failure of a competitor’s electric vehicle may cause indirect adverse publicity for us and our EVs. These events have raised questions about the suitability of lithium-ion cells for automotive applications. A field failure of our battery packs may occur, particularly if one of our manufactured or converted vehicles is involved in a collision, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our manufactured or converted vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity or negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve vehicles that utilize our technology, could seriously harm our business, prospects, financial condition and operating results.

Our medical supplies segment is solely dependent on a single customer.

Our medical supplies segment derives all of its revenue from a single customer, Maddox Medical, of which Jason Maddox, our President and Interim Chief Financial Officer, is the founder and a stockholder, and Elgin Tracy, our Chief Operating Officer, is a stockholder. The loss of this customer or a significant amount of business from this customer would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. We are also subject to the risks faced by Maddox Medical to the extent that such risks impede its ability to stay in business and make timely payments to us.

Risks Relating to the Legal and Regulatory Matters

We are subject to substantial regulations, which are evolving, and unfavorable changes or any failure by us to comply with these regulations could substantially harm our business and operating results.

Our zero-emission EVs, heavy lift drones, and certain of their components are subject to substantial regulation under international, federal, state and local laws. We may incur in the future increased costs in complying with these regulations. Regulations related to the EV industry, alternative and renewable energy and drones currently are evolving and we face risks associated with changes to these regulations or new regulations. These risks include the following:

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

•	dissolution of incentive structures for EV adoption resulting from the changes in federal policy with the introduction of a new presidential administration; and

•	our ability to meet certification requirements in the U.S. and abroad for our heavy lift drones.

To the extent the laws governing our business and products change, some or all of our products may not comply with applicable international, federal, state or local laws, and certain of the competitive advantages of our products may be reduced or eliminated, which could have an adverse effect on our business. Furthermore, compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with changes in regulations or new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

Our drones business is highly regulated and our ability to generate revenues and profit may be limited by regulatory restrictions and/or changes and the speed with which such restrictions and/or changes occur.

Drone manufacturers and operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. The civil aviation authorities, including the FAA and the EASA, may issue regulations relating to the operation of drones that could require significant expenditures. Implementation of the requirements created by such regulations may result in increased costs for our customers and us. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce the demand for drones. If adopted, these measures could have the effect of reducing revenue and increasing costs. Moreover, the nature of and the speed with which these regulations are completed and implemented pose a risk for our financial performance and condition, timing of growth and overall potential. As a result, we cannot ensure that these and other laws or regulations enacted in the future will not have a negative impact on our business, financial condition, and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell drone products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expenses in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could have a negative impact on our business, financial condition, and results of operations.

Vehicle dealer and distribution laws could adversely affect our ability to sell our commercial zero-emission EVs.

Sales of our zero-emission EVs are and/or may be subject to international, state and local vehicle dealer and distribution laws. To the extent such laws prevent us from selling our vehicles to customers located in a particular jurisdiction or require us to retain a local dealer or distributor or establish and maintain a physical presence in a jurisdiction in order to sell vehicles in that jurisdiction, our business, prospects, financial condition and operating results could be adversely affected. We intend to contract with vehicle dealers to sell and/or service our vehicles, but we have no assurance at this time that we will successfully contract with vehicle dealers and distributors to sell and/or service our vehicles.

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

Our management determined that our disclosure controls were not effective as of December 31, 2025. If we are unable to maintain effective internal control over financial reporting and effective disclosure controls and procedures, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

Based on the evaluation required by Section 404 of the Sarbanes-Oxley Act, our management determined that our internal control over financial reporting was not effective as of December 31, 2025, primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020, through the closing of our acquisition of Envirotech Drive Systems, Inc. (“EVT") in March 2021 and continuing into 2025, during which we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of segregation of duties during such periods at the levels of prior periods, and that such changes to our disclosure controls and procedures significantly affected our internal control over financial reporting during the years ended December 31, 2021, 2022, 2023, 2024 and 2025.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to produce, use, develop or sell our products or components, which could make it more difficult for us to operate our business. Companies in our industry are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, or non-practicing entities, whose sole primary business is to assert such claims. We have not received in the past, but may receive in the future, notices that claim we or our customers using our products and services have misappropriated or misused other parties’ intellectual property rights. In those cases, we intend to investigate the validity of these claims and, if we believe these claims have merit, to respond through licensing or other appropriate actions. If we are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

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

Our business is capital-intensive. We may need to raise additional capital in the short- and long-term to operate our business and scale our business, among other activities. We intend to continue to make investments to support our business growth and may require additional funds as we scale our operations and respond to the potential future business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industries, improving our operating infrastructure or acquiring complementary businesses and technologies. In addition, on February 12, 2025, we announced the relocation of our corporate headquarters and the establishment of a new 86,000 square foot facility in Houston, Texas. We opened our new corporate headquarters and manufacturing facility in 2025. Additional capital expenditures will be required to set up the infrastructure that is necessary to our operations.

We believe that our existing cash and cash equivalents may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities, and we do not expect to be able to satisfy our cash requirements solely through product sales in the near future. We may need to raise additional capital through equity or debt issuances. We intend to employ various strategies to obtain the required funding for future operations, such as continuing to access capital through the A&R SEPA (as defined in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Annual Report). Our access to advances under the A&R SEPA is also dependent on the market price of our common stock and the registration of sufficient shares to be sold under the A&R SEPA. In addition, we will also need to satisfy the closing conditions to the sale of the Second Closing Debentures (as defined in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Annual Report), including the effectiveness of the Resale Registration Statement  (as defined in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Annual Report), before we are able to access this additional tranche of our Debenture financing.

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

We are currently out of compliance with Nasdaq’s corporate governance requirements and if we fail to satisfy all such requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a minimum closing bid price requirement. Due to the resignation of one of our directors effective as of our 2025 Annual Meeting of Stockholders, we no longer satisfy the requirements to maintain a majority of independent directors on our Board as required by Nasdaq Listing Rule 5605(b)(1) or to maintain an Audit Committee comprised of three independent directors meeting the additional requirements under Nasdaq Listing Rule 5605(c)(2)(A). We are relying on the cure period to regain compliance with these requirements provided in Nasdaq Listing Rules 5605(a)(1)(A) and 5605(c)(4).

We are in the process of identifying a new independent director to appoint to the Board to fill the vacancy created by this resignation, and we anticipate appointing such replacement director within the applicable cure period. However, there can be no assurance that we will do so.

If we do not regain compliance before the end of this cure period or if we fail to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

We may not be able to utilize a significant portion of our net operating loss or research and development tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) due to prior period losses. Federal and state NOLs generated prior to 2018 have a 20-year carryforward and, if not utilized, will begin to expire in 2032. Similarly, state NOLs generated for tax years 2018 and after will also have a 20-year carryforward and, if not utilized, will begin to expire in 2038. These NOLs may go unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

Federal NOLs generated for tax years beginning with 2018 will carryforward indefinitely due to changes in the Coronavirus Aid, Relief and Economic Security ("CARES") Act of 2020. California tax law has not changed to conform to the new federal law on carryforward of NOLs generated in tax years beginning with 2018.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As discussed elsewhere in this report, the acquisition of EVT resulted in their shareholders owning approximately 56% of the Company’s outstanding shares at the closing date of the acquisition, which is an ownership change under Section 382. As a result, the future utilization of the ADOMANI, Inc. NOL carryforwards will be limited to a number of factors, which have not been calculated at this time.

Following the completion of the our acquisition of EVT, we assessed our ability to use certain deferred tax benefits from net operating losses that were recorded by EVT in certain prior periods and determined that, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The Company recognized a full valuation allowance for all deferred tax assets for the years ended December 31, 2025 and December 31, 2024.

In addition, future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in Generally Accepted Accounting Principles ("GAAP").

GAAP, as prescribed by the Financial Accounting Standards Board, is subject to interpretation by the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

•	press releases or other public announcements by us or others, including our filings with the SEC;

•	changes in the market perception of all-electric products and services generally or in the effectiveness of our products and services in particular;

•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or products and services by us or by our competitors;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	announcements regarding litigation involving us;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float;

•	resales of our common stock under the A&R SEPA; and

•	any other factors discussed in this report.

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

Future sales of our Common Stock could lower our stock price and dilute existing stockholders.

We may, in the future, sell additional shares of Common Stock in subsequent public or private offerings. We cannot predict the size or terms of future issuances of our Common Stock or the effect, if any, that future sales and issuances of shares of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock. In addition, these sales may be dilutive to existing stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

As of the date of this Annual Report, we have not experienced any cybersecurity threat or incident that has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, there can be no assurance that we will not experience such an incident in the future. We seek to incorporate industry best practices into our cybersecurity program and continue to invest in additional controls to enhance the resiliency of our networks and prevent cybersecurity incidents. For a discussion of how cybersecurity threats could materially affect us, including potential impacts on our business strategy, results of operations, and financial condition, please refer to the section titled “Risk Factors” in this Annual Report.

Governance

Our cybersecurity program is overseen by our President and Interim Chief Financial Officer. Day-to-day risk management and oversight of the Company’s cybersecurity programs fall to experienced information technology personnel, who directly report to our President and Interim Chief Financial Officer. In the event of a cybersecurity threat, the IT personnel assesses the threat and determines the course of action to eliminate the threat. Depending on the circumstances, such threat is communicated to the executive team and if warranted to the Board for further action.

Item 2.  PROPERTIES

At the beginning of 2022, we acquired a 580,000 sq. ft. manufacturing facility located in Osceola, Arkansas, which served as our operational base until our relocation to Houston, Texas was announced in the first quarter of 2025. Following the completion of our transition to the Houston facility, our Osceola facility will be closed during 2026.

In the first quarter of 2025, we announced the relocation of our corporate headquarters to Houston, Texas and the establishment of a new 86,000 square foot facility in Houston, Texas. Our 86,000 square foot facility in Houston is subleased from Maddox Defense, of which Jason Maddox, our President and Interim Chief Financial Officer, is the sole stockholder, with a three-year term (with renewal options), for approximately $20,000 per month. We also lease other office and storage space on a month-to-month basis or under agreements with terms expiring within one year.

Item 3.  LEGAL PROCEEDINGS

The information set forth under Note 12 to our consolidated financial statements contained in Item 8, Part II of this Annual Report is incorporated herein by reference.

In December 2024, the Company received a subpoena from the SEC requesting certain information related to, among other matters, the Company’s restated financial statements announced in its Current Report on Form 8-K filed on April 4, 2023 and its Quarterly Reports on Form 10-Q/A filed on September 22, 2023 for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Subsequently, certain current and former executive officers of the Company received subpoenas from the SEC. The Company is cooperating fully in responding to the subpoena.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “EVTV.”

Holders

As of March 25, 2026, we had approximately 150 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a diversified, power-backed hardware technology company focused on the development, integration, and deployment of electrified and energy-intensive systems across multiple end markets. Our operating and development initiatives are organized around a common foundation of power management, electrification, and integrated hardware know-how, with current focus areas including commercial EVs, electric drone platforms, and medical supplies.

For the years ended December 31, 2025 and 2024, respectively, we generated sales revenue of approximately $5.9 million and $1.9 million, respectively, and our net losses were $39.1 million and $8.8 million, respectively. The 2025 loss includes approximately $26.4 million of certain non-cash expenses of which $10.1 million is related to a goodwill impairment charge, $3.3 million is related to impairment of intangibles, $6.0 million is related to inventory write-downs and $7.0 million is related to write-offs of inventory deposits.

Recent Developments

Maddox Acquisition

On October 30, 2024, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Maddox Industries and Jason Maddox, the sole member of Maddox Industries (the “Seller”), pursuant to which, subject to the terms and conditions of the MIPA, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) in Maddox Industries (the “Maddox Acquisition”). In connection with the Maddox Acquisition, our Board also appointed Jason Maddox as our President in October 2024.

As consideration for the Purchased Interests, at the closing of the Maddox Acquisition, we issued 3,100,000 shares of our  common stock (the “Stock Consideration”) to the Seller. In addition, during the six-month period following the closing (the “Earnout Period”), the Seller was eligible to receive up to six monthly cash payments in an aggregate amount of up to $1 million (each such monthly payment, an “Earnout Payment”), with the Earnout Payment for each calendar month being equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any closing receivable, as specified in the MIPA, during such calendar month, subject to an aggregate limit of $1 million with respect to all Earnout Payments payable under the MIPA. On October 20, 2025, the MIPA was amended to extend the Earnout Period to June 17, 2026. In 2025, Earnout Payments totaling $770,000 were paid out to the Seller in conjunction with these earnout provisions.

On December 18, 2024, we consummated the Maddox Acquisition. This strategic acquisition was intended to enhance our capabilities in U.S. manufacturing and logistics, delivering a multimillion-dollar revenue stream from government contracts over the next three years while creating U.S. based manufacturing jobs.

One Big, Beautiful Bill Act (the "OBBBA")

The demand for our vehicles may be affected adversely by the OBBBA due to significant reductions in EV credits made available to consumers. This may affect our future profitability.

Import Tariffs

Tariffs imposed by the current presidential administration may significantly affect demand for our EVs or reduce our gross profits if we are unable to pass such tariffs to our customers. We are currently assessing the impact and will take appropriate action to minimize the impact of such tariffs on our EV strategy.

Nasdaq Deficiency Notices

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

On August 6, 2025, we filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). Our common stock began trading on a post-split basis on the Nasdaq Capital Market as of the open of trading on August 8, 2025 (the “Split Effective Time”). Pursuant to the Reverse Stock Split, every 10 shares of our common stock issued and outstanding immediately prior to the Split Effective Time were automatically combined into one issued and outstanding share of our common stock without any change in the par value per share or the total number of authorized shares. Proportional adjustments were made to the exercise price and number of shares of our common stock issuable upon exercise of outstanding stock options and warrants to purchase shares of our common stock and the shares reserved for issuance under our 2017 Equity Incentive Plan (the “2017 Plan”).

On August 25, 2025, we received a letter from the Nasdaq Listing Qualifications Department confirming that we had regained compliance with the Minimum Bid Price Requirement.

Due to the resignation of one of our directors effective as of our 2025 Annual Meeting of Stockholders, we no longer satisfy the requirements to maintain a majority of independent directors on our Board as required by Nasdaq Listing Rule 5605(b)(1) or to maintain an Audit Committee comprised of three independent directors meeting the additional requirements under Nasdaq Listing Rule 5605(c)(2)(A). We are relying on the cure period to regain compliance with these requirements provided in Nasdaq Listing Rules 5605(a)(1)(A) and 5605(c)(4). We are in the process of identifying a new independent director to appoint to the Board to fill the vacancy created by this resignation, and we anticipate appointing such replacement director within the applicable cure period. However, there can be no assurance that we will do so.

Debenture Financing

On March 6, 2026, we entered into a securities purchase agreement (the “SPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which we agreed to issue and sell to the Investor, and the Investor agreed to purchase, debentures (the “Debentures”) in the aggregate principal amount of $11,000,000 (the “Subscription Amount”) in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred on March 6, 2026 (the “First Closing”), in which we issued Debentures in the aggregate principal amount of $4,000,000 (the “First Closing Debentures”) to the Investor. Pursuant to the SPA, we and the Investor have agreed that the closing of the second tranche of the remaining $7,000,000 in aggregate principal amount of the Debentures (the “Second Closing” and such Debentures, the “Second Closing Debentures”) will occur on or before the first business day after our filing of the registration statement with SEC registering the resale of the shares of our common stock issuable upon exercise of the Warrants (as defined below) and no less than 10,000,000 shares of our common stock issuable pursuant to the A&R SEPA(such registration statement, the “Resale Registration Statement”), has been declared effective and subject to the satisfaction or waiver of customary closing conditions set forth in the SPA. The sale of the Debentures to the Investor is expected to result in gross proceeds to us of approximately $10.5 million, after deducting a one-time due diligence and structuring fee to the Investor of $25,000 but before deducting any other fees and expenses.

In addition, in connection with the First Closing, as a commitment fee for the transactions contemplated by the SPA, we issued to the Investor warrants to purchase up to 1,291,778 shares of our common stock at an exercise price of $0.01 per share (the “Warrants”). The Warrants are immediately exercisable and will expire 60 months from the date of issuance. The Warrants include customary adjustment provisions for stock splits, combinations and similar events.

The Debentures bear interest at a rate of 5.0% per annum, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default. The Debentures mature on March 6, 2027 (the “Maturity Date”). We will repay the outstanding principal of the Debentures in monthly installments of (i) $363,636 for the First Closing Debentures and (ii) $636,364 for the Second Closing Debentures, in each case, plus accrued and unpaid interest, in cash, beginning on the earlier of the 30th calendar day following the effectiveness of the Resale Registration Statement or June 6, 2026, with all remaining outstanding principal plus accrued and unpaid interest due in full on the Maturity Date. Any outstanding principal amount of, and accrued and unpaid interest on, the Debentures as of the Maturity Date will be due and payable on the Maturity Date.

The Debentures provide us with an optional redemption right pursuant to which we, at any time, may redeem in cash, in whole or in part, all amounts outstanding under the Debentures prior to the Maturity Date. The redemption amount shall be equal to the outstanding principal balance of the Debentures being redeemed by us, plus all accrued and unpaid interest thereon as of such redemption date.

Going Concern and Management’s Plan

The consolidated financial statements included elsewhere herein were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from our operations and are dependent on debt and equity financing to fund our operations. We incurred a net loss of approximately $39.1 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively. Cash used in operating activities was approximately $5.6 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. Accumulated deficit was approximately $112.6 million and $73.5 million as of December 31, 2025 and 2024, respectively

These conditions raise substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report. The consolidated financial statements included elsewhere herein do not include any adjustments that might be necessary if we were unable to continue as a going concern.

As more fully described above under "Debenture Financing," we closed the initial tranche of Debentures in the First Closing on March 6, 2026, resulting in gross proceeds of approximately $3.8 million. Subject to the Resale Registration Statement being declared effective, we will close the second tranche of Debentures in the second closing for gross proceeds of approximately $6.7 million. The Company also plans to grow and expand its operations and seek additional sources of capital through either an additional debt or equity financial and to pursue acquisitions of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated. In addition, there is no assurance that any such acquisition will be successful or that we will realize the anticipated benefits for such acquisition following the closing.

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

•

Investment in Growth. We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our zero-emission EVs; design, develop and manufacture our commercial fleet vehicles and their components; increase our sales and marketing to acquire new customers; and increase our general and administrative functions to support our growing operations. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

•

Zero-emission electric experience. Our performance will depend on having a robust dealer and service network, which will require appropriately trained technicians to be successful. Because vehicles that utilize our technology are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in zero-emission EVs may not be available to hire, and we may need to expend significant time and expense training the employees we do hire. If we are not able to attract, assimilate, train or retain additional highly qualified personnel in the future, or do so cost-effectively, our performance would be significantly and adversely affected.

•

Market Growth. We believe the market for all-electric solutions for alternative fuel technology, specifically all-electric vehicles, will continue to grow as more purchases of new zero-emission EVs and as more conversions of existing fleet vehicles to zero-emission EVs are made. However, unless the costs to produce such vehicles decrease dramatically, purchases of our products will continue to depend in large part on financing subsidies from government agencies. We cannot be assured of the continued availability, the amounts of such assistance to our customers, or our ability to access such funds.

•

Sales revenue growth from additional products. We seek to add to our product offerings additional zero-emission EVs of all sizes to be marketed, sold, warrantied and serviced through our developing distribution and service network, as well as add other ancillary products discussed elsewhere in this report.

•

Third-party contractors, suppliers and manufacturers. We rely upon third parties to supply us with raw materials, parts, components and services in adequate quantity in a timely manner and at reasonable prices, quality levels, and volumes acceptable to us.

Components of Results of Operations

Sales

Sales in our electric vehicles segment are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Sales are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, as discussed in Note 2 to our consolidated financial statements included in this Annual Report. Sales of our gowns in the medical supplies segment are also recognized in accordance with ASC Topic 606.

Cost of Sales

Cost of sales in our electric vehicles segment includes those costs related to the development, manufacture, and distribution of our products. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our products; and other associated costs. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage. Cost of sales in our medical supplies segment primarily includes costs of labor.

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

Goodwill Impairment

In accordance with ASC 350-20 "Intangibles-Goodwill and Other - Goodwill", an impairment test is required at least annually or when a triggering event occurs. An impairment is recorded when our fair value is less than the carrying value of our net assets.

Other Income/Expenses, Net

Other income/expenses, net include non-operating income and expenses, including unrealized loss on financial instruments at fair value, interest income and expense.

Provision for Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2025 and 2024.

Results of Operations

The following discussion compares operating data for the year ended December 31, 2025 to the data for the year ended December 31, 2024:

Sales

	Year Ended December 31,
	2025	2024	$ Change	% Change
Sales	$5,939,008	$1,870,060	$4,068,948	218%

Sales were approximately $5.9 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. Sales for the year ended December 31, 2025 for our EV segment, totaled approximately $349,000 and consisted primarily of 2 logistics cargo vans and two cab and chassis trucks. The remaining $5.6 million of sales occurred in our medical supplies segment. Sales for the year ended December 31, 2024, consisted primarily of 13 logistics cargo vans, three cab and chassis trucks, one passenger van, two zippers, one sweeper and one forklift, all of which occurred in our EV segment.  The decrease in sales in our electric vehicles segment was primarily due to unfavorable market and geopolitical conditions under the new presidential administration and a shift in our strategy to other industries.

Cost of Goods Sold

	Year Ended December 31,
	2025	2024	$ Change	% Change
Cost of goods sold	$19,137,380	$1,381,257	$17,756,123	1286%

Cost of sales related to the sales revenue described above was approximately $19.1 million for the year ended December 31, 2025, which resulted in negative gross profit of $13.2 million and a negative gross margin percentage of 222%, compared to approximately $1.4 million for the year ended December 31, 2024, which resulted in gross profit of approximately $489,000 and a gross margin percentage of 26%. The decrease in gross margin percentage was primarily due to a $6.0 million write-down of inventory and $7.0 million of inventory deposits write-offs as a result of unfavorable market and geopolitical conditions under the new presidential administration.

Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$11,281,889	$8,146,275	$3,135,614	38%
Consulting	65,261	70,000	(4,739)	-7%
Research and Development	731,808	192,885	538,923	279%
Goodwill impairment charge	10,103,048	—	10,103,048	100%
Impairment of intangible assets	3,300,801	—	3,300,801	100%
Total operating expenses, net	$25,482,807	$8,409,160	$17,073,647	203%

Stock-based compensation expense (included as part of "General and administrative" in the table above) is as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Stock-based compensation expense	$639,815	$1,889,353	$(1,249,538)	(66)%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $11.3 million, compared to $8.1 million for general and administrative expenses for the year ended December 31, 2024. General and administrative expenses increased by $3.1 million primarily due to an increase of $0.9 million in legal fees as a result of additional filings and the SEC subpoena described under Item 3, Part II of this Annual Report, and increase of $1.3 million in accounting and other professional fees as a result of additional consultants needed within finance and operations, additional amortization of $0.7 million related to our intangible assets recorded from the Maddox Acquisition, additional bad debts of $0.8 million as a result of unfavorable market conditions, additional tax and licenses of $0.5 million and an increase in other expenses of $0.1 million, partially offset by a decrease in stock-based compensation of $1.2 million.

Consulting

Consulting expenses were approximately $65,000 for the year ended December 31, 2025, as compared to $70,000 for the year ended December 31, 2024.

Research and Development

Research and development expenses were $731,808 and $192,885 for the year ended December 31, 2025 and December 31, 2024, respectively. R&D expenses increased as we incurred expenses primarily related to our drone segment in alignment with our venture into new business opportunities.

Goodwill Impairment

As a result of our declining stock price in 2025, we conducted a goodwill impairment test and we recorded a non-cash goodwill impairment of $10.1 million as of December 31, 2025.

Impairment of Intangible Assets

Due to a decline in our cash flow forecast related to our medical supplies segment, we conducted an impairment test in 2025 for our intangible assets and recorded a non-cash impairment charge of $3.3 million as of December 31, 2025.

Other Income (Expense)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest income	$33,320	$7,669	$25,651	334%
Loss on conversions and changes in fair value of convertible notes	$(461,019)	(633,981)	172,962	(27)%
Other (expense) income, net	(18,108)	(302,306)	284,198	(94)%
Total other (expense) income, net	$(445,807)	$(928,618)	$482,811	(52)%

Interest income, net consists primarily of interest earned on short-term investments. Interest income, net increased by $25,651 as a result of higher cash balances obtained from our issuance of convertible notes.

We recorded a non-cash loss on conversions and changes in fair value of convertible notes of $0.5 million and $0.6 million for the year ended December 31, 2025 and December 31, 2024, respectively, that we measured at fair value.

Other (expense) income, net consists of interest expense and other miscellaneous non-operating items. Interest expense increased due to higher debt levels on short-term borrowings. We also recorded commissions of approximately $0.2 million related to debt borrowings during the fourth quarter of 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $0.4 million and negative working capital of $9.8 million. To date, we have financed our operations primarily through capital raises from issuing common stock. We believe that our existing cash and cash equivalents may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

In February 2022, we moved into an approximately 580,000 square foot facility in Osceola, Arkansas. We plan to close this facility in 2026.

On February 12, 2025, we announced the relocation of our corporate headquarters and the establishment of a new 86,000 square foot facility in Houston, Texas. We opened our new corporate headquarters and manufacturing facility in 2025. As a result of this relocation, we incurred additional capital expenditure and one-time relocation costs.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities	$(5,587,517)	$(3,504,673)
Cash flows used in investing activities	(176,828)	(4,706,374)
Cash flows provided by financing activities	4,182,130	9,695,509
Net change in cash, restricted cash and cash equivalents	$(1,582,215)	$1,484,462

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $5.6 million, primarily due to a net loss of $39.1 million, partially offset by changes in operating assets and liabilities, net of $4.2 million and non-cash operating charges of $29.1 million, of which $6.0 million was related to inventory write-downs, $7.0 million was related to write-offs of inventory deposits,  $10.1 million was related to goodwill impairment, $3.3 million was related to impairment of intangible assets, $0.6 million was related to non-cash stock-based compensation expense and $0.5 million was related to non-cash loss on conversions and changes in fair value of convertible notes and other non-cash charges of $1.9 million. The changes in operating assets and liabilities, net was due to a decrease in inventory of $0.4 million, a decrease in prepaid expenses of $0.9 million, a decrease in accounts receivable of $0.2 million, an increase in accounts payable of $2.1 million, an increase in other non-current liabilities of $0.3 million and an increase in accrued liabilities and deferred revenue of $3.4 million, partially offset by an increase in receivable from related party of $0.2 million, an increase in inventory deposits of $2.5 million and an increase in other non-current assets of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2024 was $3.5 million, primarily due to a net loss of $8.8 million, partially offset by changes in operating assets and liabilities, net of $2.6 million and non-cash operating charges of $2.7 million, of which $1.9 million was related to non-cash stock-based compensation expense and $0.6 million was related to non-cash loss on changes in fair value of convertible notes. The changes in operating assets and liabilities, net was due to a decrease in inventory of $0.4 million, a decrease in other current assets of $0.1 million, a decrease in other non-current assets of $0.4 million, an increase in accounts payable of $0.7 million, and an increase in accrued liabilities and deferred revenue of $4.7 million, partially offset by an increase in accounts receivable of $0.3 million, an increase in inventory deposits of $2.7 million, an increase in prepaid expenses of $0.5 million and a decrease in other non-current liabilities of $0.2 million.

We expect cash used in operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including, among others: the success we achieve in generating revenue in our EV segment; the success we have in obtaining and executing on profitable contracts in our medical supplies segment and the success we have in generating business to achieve profitability in our drones segment.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $0.2 million, primarily related to the purchase of property and equipment used in our current operations.

Net cash used in investing activities during the year ended December 31, 2024 was $4.7 million, primarily from the Maddox Acquisition and the purchase of property and equipment used in our current operations.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $4.2 million, primarily due to proceeds from the issuance of our common stock of $0.4 million, proceeds from the issuance of convertible notes of $4.8 million and proceeds from issuance of debt for $0.3 million, partially offset by an earn-out payment to Jason Maddox for $0.8 million related to the Maddox Acquisition and repayment of debt of $0.5 million.

Net cash provided by financing activities during the year ended December 31, 2024 was $9.7 million, primarily due to proceeds from our equity line of credit under the A&R SEPA of $2.6 million, proceeds from the issuance of our common stock of $1.8 million, proceeds from the issuance of a convertible note of $0.9 million, proceeds from the issuance of common stock for the Maddox Acquisition of $4.3 million and proceeds from issuance of debt for $0.6 million, partially offset by the repayment of debt of $0.6 million.

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024, we entered into an amended and restated standby equity purchase agreement (as supplemented and amended, the “A&R SEPA”) with the Investor. The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024 (the "Original SEPA"), by and between the Company and the Investor.

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

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of our common stock. As a result of this conversion, 174,348 shares of our common stock were issued at a weighted average price of $5.70. The principal balance of the EVTV-2 Promissory Note was zero on December 31, 2025.

During the first quarter of 2025, the obligation under the EVTV-1 Promissory Note in the principal amount of $2 million was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 149,030 shares of our common stock were issued at a weighted average price of $4.10. During the second quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 56,144 shares of our common stock were issued at a weighted average price of $2.38. During the fourth quarter of 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 1,210,941 shares of our common stock were issued at a weighted average price of $0.52. The remaining principal balance of the EVTV-1 Promissory Note on December 31, 2025, was $285,000. During the first quarter of 2026, the remaining obligation under the EVTV-1 Promissory Note was fully satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock, resulting in 1,266,907 shares of our common stock being issued at a weighted average price of $0.71.

Supplemental Agreement to A&R SEPA

On February 24, 2025, we entered into a supplemental agreement, dated February 24, 2025 (the “Supplemental Agreement”), with the Investor, which amends and supplements the A&R SEPA to: (i) provide for the advancement by the Investor to us, subject to the satisfaction of certain conditions as set forth in the Supplemental Agreement, of $5 million under the A&R SEPA (the “Additional Pre-Paid Advance”), to be evidenced by convertible promissory notes (the “Additional Promissory Notes”) in two tranches, (ii) amend the maturity date for the EVTV-1 Promissory Note to March 9, 2026, and (iii) amend the floor price for the EVTV-1 Promissory Note to $0.7130 per share.

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

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to us of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by us to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock. As a result of this conversion, 2,134,613 shares of our common stock were issued at a weighted average price of $1.51. The remaining principal balance of the EVTV-3 Additional Promissory Note on December 31, 2025, was $50,000. During the first quarter of 2026, the remaining obligation under the EVTV-3 Additional Promissory Note was fully satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock, resulting in 189,093 shares of our common stock being issued at a weighted average price of $0.55.

The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million (with net proceeds of approximately $1.8 million after deducting discounts and fees) was disbursed to us on May 7, 2025 (the "EVTV-4 Additional Promissory Note"). During 2025, the obligation under the EVTV-4 Additional Promissory Note in the principal amount of $2 million was fully satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of our common stock. As a result of this conversion, 1,163,731 shares of our common stock were issued at a weighted average price of $1.51. The principal balance of the EVTV-4 Additional Promissory Note was zero on December 31, 2025.

Debenture Financing

On March 6, 2026, we entered into the SPA with the Investor, pursuant to which we agreed to issue and sell to the Investor, and the Buyer agreed to purchase from us, the Debentures in the aggregate principal amount of the Subscription Amount in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred at the First Closing on March 6, 2026 in which we issued the First Closing Debentures in the aggregate principal amount of $4,000,000 to the Investor. Pursuant to the Purchase Agreement, we and the Investor have agreed that the Second Closing of the remaining $7,000,000 in aggregate principal amount of the Second Closing Debentures will occur on or before the first business day after the Resale Registration Statement filed by us with the SEC registering the resale of the shares of our common stock issuable upon exercise of the Warrants and no less than 10,000,000 shares of Common Stock issuable pursuant to the A&R SEPA and subject to the satisfaction or waiver of customary closing conditions set forth in the SPA. The sale of the Debentures to the Investor is expected to result in gross proceeds to us of approximately $10.5 million, after deducting a one-time due diligence and structuring fee to the Investor of $25,000 but before deducting any other fees and expenses.

In addition, in connection with the First Closing, as a commitment fee for the transactions contemplated by the Purchase Agreement, we issued to the Investor the Warrants to purchase up to 1,291,778 shares of Common Stock at an exercise price of $0.01 per share. The Warrants are immediately exercisable and will expire 60 months from the date of issuance. The Warrants include customary adjustment provisions for stock splits, combinations and similar events.

The Debentures bear interest at a rate of 5.0% per annum, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default. The Debentures mature on Maturity Date. We will repay the outstanding principal of the Debentures in monthly installments of (i) $363,636 for the First Closing Debentures and (ii) $636,364 for the Second Closing

Debentures, in each case, plus accrued and unpaid interest, in cash, beginning on the earlier of the 30th calendar day following the effectiveness of the Resale Registration Statement or June 6, 2026, with all remaining outstanding principal plus accrued and unpaid interest due in full on the Maturity Date. Any outstanding principal amount of, and accrued and unpaid interest on, the Debentures as of the Maturity Date will be due and payable on the Maturity Date.

The Debentures provide us with an optional redemption right pursuant to which we, at any time, may redeem in cash, in whole or in part, all amounts outstanding under the Debentures prior to the Maturity Date. The redemption amount shall be equal to the outstanding principal balance of the Debentures being redeemed by us, plus all accrued and unpaid interest thereon as of such redemption date.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. No critical accounting policies existed at December 31, 2025.

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

Recently Adopted Accounting Pronouncements

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis. The adoption  did not have a material impact on the Company's consolidated financial statements.

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

We may face risks associated with the rising costs of production in our various segments. To the extent these and other risks materialize, they could have a material effect on our operating results or financial condition. We currently anticipate that our international selling, marketing and administrative costs related to foreign sales will be largely denominated in the same foreign currency, which may mitigate our foreign currency exchange risk exposure.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635   bartoncpafirm.com  Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Envirotech Vehicles, Inc. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envirotech Vehicles, Inc. and its Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the period ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in that regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company’s medical supplies segment revenue is generated exclusively by sales to a related party and these transactions were material to the financial statements and involved especially challenging auditor judgement, as a result revenue recognized from sales to related parties was identified as a critical audit matter. The Company’s revenue recognized is more fully described in the Notes to the consolidated financial statements.

Auditing revenue from related-party transactions required significant judgement due to the increased risk of material misstatement associated with the determination of whether the transactions were conducted at arm’s length and whether revenue was recognized in accordance with ASC 606. In particular, evaluating whether control of the goods transferred to the related party, assessing the appropriateness of transaction prices, and determining whether collectability was probable involved complex judgements.

Our audit procedures related to revenue recognized from related-party transactions included; Evaluating management’s identification of related parties and testing the completeness and accuracy of related-party disclosures. Obtained an understanding of the contractual terms of related-party revenue arrangements and assessing the arms-length nature of the terms. Evaluating management’s conclusions regarding the satisfaction of performance obligations and the timing of revenue recognition. Testing a sample of related-party revenue transactions by inspecting contracts, invoices, shipping documents, and cash receipts.

Going Concern

As described in Note 2 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. If the Company is unable to improve operational performance or is unable to raise sufficient funding, it may not be able to meet its current and future obligations.

Accordingly, the company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management’s plans to identify adequate sources of funding to provide operating capital for continued growth. Auditing the Company’s assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding which cannot be assumed. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgement and effort.

We have served as the Company’s auditor since 2023.

Cypress, Texas

April 13, 2026

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	358,966	$1,941,181
Accounts receivable, net of allowance of $0 and $15,306, respectively,	—	1,016,666
Receivable from related party, net of allowance of $6,082 and $6,700, respectively	1,196,253	993,300
Inventory, net	—	6,416,377
Inventory deposits	—	6,036,809
EPA fulfillment asset	1,503,477	—
Prepaid expenses	237,610	1,130,027
Other current assets	188,074	101,794
Total current assets	3,484,380	17,636,154
Property and equipment, net	475,959	592,171
Right-of-use asset	485,482	108,508
Goodwill	—	10,103,048
Intangible assets, net	—	3,968,301
Other non-current assets	221,995	263,120
Total assets	$4,667,816	$32,671,302
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,581,715	$1,470,102
Deferred revenue	1,544,000	4,240,666
EPA contract liability	5,169,691	—
Accrued liabilities	2,257,953	2,069,061
Operating lease liability - short-term	229,899	235,625
Options liability, at fair value	—	132,412
Debt - current	505,759	3,596,805
Total current liabilities	13,289,017	11,744,671
Long-term liabilities
Operating lease liability - long-term	306,904	—
Debt - long-term	—	4,168
Total liabilities	13,595,921	11,748,839

Commitment and contingencies (Notes 11 and 12)	—	—

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 7,736,129 and 1,987,262 issued and outstanding as of December 31, 2025 and 2024, respectively	78	20
Additional paid-in capital	103,660,277	94,383,917
Accumulated deficit	(112,588,460)	(73,461,474)
Total stockholders’ equity	(8,928,105)	20,922,463
Total liabilities and stockholders’ equity	$4,667,816	$32,671,302

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Sales	$5,939,008	$1,870,060
Cost of sales	19,137,380	1,381,257
Gross profit	(13,198,372)	488,803
Operating expenses:
General and administrative	11,281,889	8,146,275
Consulting	65,261	70,000
Research and development	731,808	192,885
Goodwill impairment	10,103,048	—
Impairment of intangible assets	3,300,801	—
Total operating expenses, net	25,482,807	8,409,160
Loss from operations	(38,681,179)	(7,920,357)
Other income (expense):
Interest income	33,320	7,669
Loss on conversions and changes in fair value of convertible notes	(461,019)	(633,981)
Other expense	(18,108)	(302,306)
Total other income	(445,807)	(928,618)
Loss before income taxes	(39,126,986)	(8,848,975)
Income tax expense	—	—
Net loss	$(39,126,986)	$(8,848,975)
Net loss per share to common stockholders:
Basic and diluted	$(11.54)	$(5.46)
Weighted shares used in the computation of net loss per share:
Basic and diluted	3,391,670	1,620,911

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,517,175	$15	$85,246,062	$(64,612,499)	$20,633,578
Common stock issued for cash	103,171	1	1,799,247	—	1,799,248
Conversion of short-term note to common stock	50,505	1	1,046,258	—	1,046,259
Common stock issued - commitment fee (equity line of credit)	6,410	—	125,000	—	125,000
Common stock issued as consideration for acquisition (Note 3)	310,000	3	4,277,997	—	4,278,000
Fractional shares - reverse stock split	1	—	—	—	—
Stock based compensation	—	—	1,889,353	—	1,889,353
Net loss	—	—	—	(8,848,975)	(8,848,975)
Balance, December 31, 2024	1,987,262	$20	$94,383,917	$(73,461,474)	$20,922,463
Common stock issued for cash	860,000	10	426,328	—	426,338
Common stock issued from convertible notes conversion	4,888,806	48	8,210,217	—	8,210,265
Fractional shares - reverse stock split	61	—	—	—	—
Stock based compensation	—	—	639,815	—	639,815
Net loss	—	—	—	(39,126,986)	(39,126,986)
Balance, December 31, 2025	7,736,129	$78	$103,660,277	$(112,588,460)	$(8,928,105)

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,126,986)	$(8,848,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	960,539	190,549
Provision for bad debt	853,225	10,085
Stock based compensation expense	639,815	1,889,353
Goodwill impairment	10,103,048	—
Impairment of intangible assets	3,300,801	—
Loss on conversions and changes in fair value of convertible notes	461,019	633,981
Inventory write-down	6,027,981	—
Write-off of inventory deposits	6,986,329	—
Other	—	28,108
Changes in assets and liabilities:
Accounts receivable	162,824	(327,949)
Receivable from related party	(202,335)	—
Inventory	388,396	414,217
Inventory deposits	(2,452,996)	(2,736,421)
Prepaid expenses	892,417	(515,789)
Other current assets	(86,280)	101,575
Other non-current assets	(335,849)	404,609
Accounts payable	2,111,614	709,300
Accrued liabilities and deferred revenue	3,427,743	4,757,823
Other non-current liabilities	301,178	(215,139)
Net cash used in operating activities	(5,587,517)	(3,504,673)
Cash flows from investing activities:
Purchase of property and equipment, net	(176,828)	(430,333)
Acquisition of Maddox Industries, net of cash	—	(4,276,041)
Net cash used in investing activities	(176,828)	(4,706,374)
Cash flows from financing activities:
Proceeds from issuance of common stock	426,338	1,799,248
Common stock issued - Maddox acquisition	—	4,278,000
Contingent consideration payment - Maddox Industries acquisition	(770,000)	—
Proceeds from convertible notes	4,750,500	2,635,500
Proceeds from related party loan	—	300,000
Repayment of related party loan	—	(300,000)
Proceeds from the issuance of Conrod convertible note	—	901,000
Proceeds from debt	254,540	648,937
Principal repayments on debt	(479,248)	(567,176)
Net cash provided by financing activities	4,182,130	9,695,509
Net change in cash, restricted cash and cash equivalents	(1,582,215)	1,484,462
Cash, restricted cash and cash equivalents at the beginning of the period	1,941,181	456,719
Cash, restricted cash and cash equivalents at the end of the period	$358,966	$1,941,181
Supplemental cash flow disclosures:
Cash paid for interest expense	$14,065	$26,169
Non-cash transfer of inventory deposits to EPA fulfillment asset	$1,503,477	$—
Non-cash transfer of deferred revenue to EPA contract liability	$5,169,691	$—
Conversion of short-term notes to common stock	$8,210,265	$—

See accompanying notes to consolidated financial statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Envirotech Vehicles, Inc., including its consolidated subsidiaries ("we," "us," "our," or the "Company"), is a United States ("U.S.") distributor of zero-emission commercial vehicles and heavy capacity drones engineered for logistics, infrastructure, and precision agriculture applications worldwide. The Company's systems enable a cleaner, safer, and more efficient future for critical industrial operations. During the first quarter of 2025, the Company increased its business portfolio by adding two new business operations: (1) medical supplies and (2) drones. The medical supplies segment currently consists of manufacturing medical gowns for the government of the U.S.

On August 8, 2025, the Company effected a 1-for-10 reverse stock split of our common stock with no change to authorized shares of common stock (the "Reverse Stock Split"). All share, options, warrants and per share information through this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split. The shares of common stock retain a par value of $0.00001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split was reclassified from “Common Stock” to “Additional paid-capital.”

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

Going Concern—The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained significant losses and negative cash flows from operations and is dependent on the overall improvement of its operating activities as well as debt and equity financing to fund operations. The Company incurred a net loss of $39,126,986 and $8,848,975 for the years ended December 31, 2025 and 2024, respectively. Cash used in operating activities was $5,587,517 and $3,504,673 for the years ended December 31, 2025 and 2024, respectively. Accumulated deficit was $112,588,460 and $73,461,474 as of December 31, 2025 and 2024, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to grow and expand operations and seek sources of capital to pay its contractual obligations as they come due. Failure to successfully continue to grow operational revenues could harm the Company’s profitability and adversely affect the Company’s financial condition and results of operations. Management believes that its future operating strategy will provide the opportunity to continue as a going concern as long as the Company is able to obtain additional financing; however, there is no assurance this will occur. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net revenue recorded for the year ended December 31, 2025 was $323,500 and $5,589,945 for the electric vehicles segment and medical supplies segment, respectively.  Two customers accounted for 100% of the net revenue for the delivery of electric vehicles in the electric vehicles segment for the year ended December 31, 2025. One customer, a related party, accounted for 100% of the medical supplies segment net revenue for the year ended December 31, 2025.

Net revenue recorded for the year ended December 31, 2024 was $1,817,755 for the electric vehicles segment.  Eight customers accounted for approximately all of the net revenue for the delivery of electric vehicles in the electric vehicles segment for the year ended December 31, 2024.

In applying ASC 606, the Company is required to:

(1)	identify contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered and the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, revenue is recognized.

Other revenue for the electric vehicles segment for the years ended December 31, 2025 and December 31, 2024 were $25,563 and $52,303 respectively, and primarily included safety inspection and document fees for compliance with U.S. Department of Transportation guidelines. These sales represent a single performance obligation with revenue recognition occurring at the time services are invoiced. The Company has therefore not provided any additional disaggregation information, as all other revenue relates to the sale of vehicles and medical supplies (gowns) as discussed above.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The recorded value of our cash and cash equivalents approximates their fair value.

Short-term Investments—The Company may, from time to time, invest in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company may also, from time to time, invest in bank certificates of deposit. The Company classifies these short-term investments as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The balances for these short-term investments at December 31, 2025 and December 31, 2024, were $0 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts—The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $0 as of December 31, 2025 as all accounts receivable were written off due to unfavorable market conditions. The Company had trade accounts receivable of $1,031,972 as of  December 31, 2024 and an allowance for doubtful accounts of $15,306, resulting in a net trade receivable balance of $1,016,666. A significant portion of the Company’s electric vehicle sales are made to customers who qualify for state-sponsored grant programs which can cover a significant portion, up to all of a vehicle’s purchase price. Grant monies are paid directly to vehicle dealers like the Company after the customer and the dealer meet state requirements related to the transaction; reimbursements to the Company may take two to nine months from the date of request before being received.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had a receivable from related party of $1,202,335 and a recorded allowance of $6,082, resulting in a net receivable from related party of $1,196,253 as of December 31, 2025. The Company had a receivable from related party of $1,000,000 and a recorded allowance of $6,700, resulting in a net receivable from related party of $993,300 as of December 31, 2024.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or net realizable value, uses a First In, First Out (“FIFO”) accounting valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future. The Company had finished goods inventory on hand of $6,040,410 as of December 31, 2025 and recorded an inventory valuation allowance of $6,040,410 as a result of deteriorating market conditions, resulting in a net inventory balance of $0 at  December 31, 2025. The Company had finished goods inventory on hand of $6,428,806 as of  December 31, 2024 and recorded an inventory valuation allowance of $12,429 resulting in a net inventory balance of $6,416,377 as of December 31, 2024.

Inventory Deposits—Certain of our vendors require the Company to pay upfront deposits before they will commence manufacturing our vehicles, and then progress payments are required through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the Consolidated Balance Sheets. Upon completion of production, acceptance of the completed inventory by the Company, and passage of title to the Company, deposits are reclassified to inventory. The Company had inventory deposits of $0 and $6,036,809 as of December 31, 2025 and December 31, 2024, respectively. The Company wrote-off $6,027,981 of its balance primarily due to deteriorating market conditions. Deposits paid to a related party vendor accounted for 99% of the deposits outstanding at December 31, 2024.

EPA Fulfillment Asset—These are costs incurred to fulfill the U.S. Environmental Protection Agency ("EPA") school bus contract that are capitalized. These costs will be expensed to cost of goods sold once all the performance obligations stipulated in the EPA school bus contract are satisfied and revenue from the contract is recognized. The balance of EPA fulfillment asset at December 31, 2025 and December 31, 2024 is $1,503,477 and $0, respectively.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The Company previously recorded deferred tax benefits from net operating losses in current and prior periods. The Company, in light of the uncertainty of generating future taxable income against which those losses can be offset in order to realize such benefits, has determined that recording a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized is appropriate. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. A full valuation allowance is recorded at December 31, 2025 and December 31, 2024.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At December 31, 2025 and 2024, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of December 31, 2025, 977,250 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 147,039 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As of December 31, 2024, 564,126 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 190,163 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. Stock options and warrants were not included in the diluted weighted average number of shares outstanding for the years ended December 31, 2025 and 2024, as the effect would be anti-dilutive.

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

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of  December 31, 2025 and December 31, 2024, respectively.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. In 2025, the Company conducted its annual impairment test.  Based on the impairment test, which predominantly utilized the Company's quoted market price and the number of outstanding shares at the end of the period as inputs, the Company recorded a non-cash goodwill impairment of $10,103,048 as of December 31, 2025. The balance of the Company's goodwill at December 31, 2025 is zero. See Note 3 - Goodwill for additional disclosures.

Other Intangible Assets—The Company's other intangibles consist of customer relationships and tradenames and trademarks and are stated at cost, less accumulated amortization and impairment charge. The Company records amortization expense using the straight-line method over the estimated useful lives of these assets, which range from three to ten years. The Company reviews these intangibles for impairment whenever events or circumstances indicate that the carrying amount of these intangibles may not be recoverable. During the third quarter of 2025, the Company identified indicators of impairment related to its other intangibles. The Company performed a recoverability test by comparing the undiscounted future cash flows of the asset group to its carrying amount. The analysis indicated that the carrying amount was not recoverable. As a result, the Company measured the impairment loss as the excess of carrying amount over fair value, determined by using a discounted cash flow approach. Accordingly, the Company recorded a non-cash impairment charge of $3,300,801 in the Consolidated Statements of Operations for the year ended December 31, 2025. See Note 3 - Goodwill and Other Intangibles.

EPA Contract Liability—These are costs related to the EPA school bus program that are expected to be reimbursed to the EPA as a result of the Company's decision to discontinue the school bus initiative. The balance of EPA contract liability at December 31, 2025 and December 31, 2024 is $5,169,691 and $0, respectively.

Research and Development ("R&D")—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. R&D expenses were $731,808 and $192,885 for the years ended December 31, 2025 and December 31, 2024, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options and restricted shares and stock options to external consultants, to be recognized in the financial statements based on their grant date fair values using the Black-Scholes option pricing model for stock options and the closing market price on the date of the award for restricted shares and are recognized as compensation expense ratably over the requisite service period, which is generally the awards' vesting period. The Company recorded non-cash stock-based compensation expense of $639,815, and $1,889,353 for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Leases with an initial expected term of 12 months or less are not recorded in the Company's Consolidated Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Recently Adopted Accounting Pronouncements

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the reconciliation of the effective tax rate, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis. The adoption had no material impact on the Company's consolidated financial statements.

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

3. Goodwill and Intangible Assets

The Company has determined that it has three reporting units, and based on both qualitative and quantitative analysis and management’s assessment during the period ended December 31, 2025, the Company recorded a non-cash impairment charge of $10,103,048 on the Company's Consolidated Statements of Operations.

The following table presents a reconciliation of the carrying amount of goodwill for the year ended December 31, 2025.

Goodwill:
Total
Goodwill as of December 31, 2023	$9,583,836
Increase due to acquisitions	519,212
Goodwill as of December 31, 2024	10,103,048
Impairment	(10,103,048)
Goodwill as of December 31, 2025	$-

The following table presents the carrying amount of intangible assets for the years ended December 31, 2025 and December 31, 2024:

	As of December 31, 2025
					Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Impairment charge	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(549,932)	$(1,550,068)	$-	-
Trade names and trademarks	1,900,000	(149,267)	(1,750,733)	$-	-
Intangible assets, net	$4,000,000	$(699,199)	$(3,300,801)	$-

	As of December 31, 2024
				Weighted average amortization period (in years)
	Gross carrying amount	Accumulated amortization	Net amount
Intangible assets:
Customer relationships	$2,100,000	$(24,932)	$2,075,068	2.96
Trade names and trademarks	1,900,000	(6,767)	$1,893,233	9.96
Intangible assets, net	$4,000,000	$(31,699)	$3,968,301

Amortization expense for the years ended December 31, 2025 and 2024 was $667,500 and $31,699, respectively. Due to unfavorable business conditions affecting its medical supplies segment, the Company conducted an impairment test of its intangibles. As a result of this test, the Company recorded an impairment of $3,300,801 for the year ended December 31, 2025. The remaining balance of intangible assets at December 31, 2025 is $0.

4. Property and equipment, net

Components of property and equipment, net consist of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Furniture and fixtures	$125,620	$90,641
Leasehold improvements	380,286	359,529
Machinery & equipment	377,521	272,774
Vehicles	387,693	371,350
Test/Demo vehicles	30,685	30,685
Total property and equipment	1,301,805	1,124,979
Less accumulated depreciation	(825,846)	(532,808)
Net property and equipment	$475,959	$592,171

Depreciation expense was $293,038 and $158,850 for the years ended December 31, 2025 and 2024, respectively.

5. Income Taxes

The cumulative estimated net operating loss (“NOL”) carry-forward is $73,591,129 and $50,713,781 at December 31, 2025 and 2024, respectively. Of this amount as of December 31, 2025, $59,213,790 of this NOL may be carried forward indefinitely while $14,377,339 is subject to expiration over a 20-year period. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Therefore, the cumulative tax effect of the NOL carryforward at the expected rate of 21% comprising the Company’s net deferred tax amount is as follows:

	December 31,
	2025	2024
Tax effected net operating loss	$5,095,383	$1,439,226
Deferred tax asset attributable to:
Net operating loss carryover	10,649,894	9,210,668
Research and development tax credit carryforward	274,891	274,891
Sub-total	16,020,168	10,924,785
Valuation allowance	(16,020,168)	(10,924,785)
Net deferred tax asset	$—	$—
Cumulative NOL	$73,591,129	$50,713,781

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

The following table reconciles the Federal statutory rate to the Company's effective tax rate.

	2025		2024
	Amount	Percentage	Amount	Percentage
U.S. Federal statutory rate	$8,216,667	21%	$1,858,285	21%
Valuation allowance	(8,216,667)	(21)%	(1,858,285)	(21)%
Total	$-	0%	$-	0%

6. Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $4,168 as of December 31, 2025, of which $4,168 is classified as Notes Payable - current on the Company's Consolidated Balance Sheets as of December 31, 2025.

On June 15, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance its directors' and officers' insurance coverages. The $140,400 loan is payable over nine months, beginning in July 2024, and bears interest at 8.24% with monthly payments of $14,576. The balance of this note was $57,315 as of December 31, 2025.

On August 20, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance certain insurance coverages other than its directors' and officers' insurance coverages. The $114,140 loan is payable over eleven months, beginning in September 2025, and bears interest at 8.24% with monthly payments of $7,809 and required an initial down payment of $39,515. The balance of this note, including accrued interest, was $114,762 as of December 31, 2025.

Convertible Note

On January 18, 2024, the Company entered into a convertible promissory note agreement ("Note") for $1,000,000 with an unrelated third-party investor (the "Holder"). The origination fee of the Note was $99,000 and the maturity date of the Note was September 30, 2024. The Holder was entitled to convert the Note into common stock at the greater of $1.50 per share or at 90% of the share price of the Company's common stock on the maturity date. The Holder also had a security interest in the assets of the Company in the event of non-payment of the Note. In addition, the Holder received options to purchase 80,000 shares of the Company's common stock at $1.50 per share. These options expire two years from the date of the Note. On May 6, 2024, the Note was cancelled and replaced with a short-term note. During the third quarter of 2024, the short-term note was converted into 50,505 shares of common stock.

The Company elected to measure the Note and options at fair value. In estimating the fair value of the Note, a Monte Carlo simulation model is applied. The required inputs include the current stock price, the risk-free rate and volatility of the common stock. The Note's fair value is classified as Level 3 under the fair value hierarchy as provided by ASC 820. In estimating the fair value of the options, the Black-Scholes Merton Model is used. The required inputs include the current stock price, the exercise price, the term of the options, the risk-free rate and the volatility of the common stock. The options' fair value is classified as Level 3 under the fair value hierarchy as provided by ASC 820. The fair valuation of the Note and options uses inputs other than quoted prices that are observable either directly or indirectly.

The net proceeds of $901,000 received by the Company from the issuance of the Note were bifurcated between the Note and the options. The amount allocated to the options was $431,405 which was the fair value on the issuance date of the Note. The remaining proceeds received are allocated to the Note. Under the fair value election, both the Note and options are remeasured to their respective fair values at the reporting date and are presented as Options liability, at fair value on the Company's Consolidated Balance Sheets. Changes in fair values for the Note and options are recorded as an unrealized gain or loss on convertible note fair value in Other (Expense)/Income in the Company's consolidated statements of operations. As a result of this election, the Company recorded an unrealized loss $556,174 for the year ended December 31, 2024 for the Note. The Company recorded an unrealized gain of $132,412 and $298,993 for the year ended December 31, 2025 and December 31, 2024, respectively for the options.

Amended and Restated Standby Equity Purchase Agreement (as Supplemented and Amended, the "A&R SEPA")

On October 31, 2024, the Company entered into A&R SEPA with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024, by and between the Company and the Investor (the “Original SEPA”).

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below) and the Additional Promissory Notes (as defined below), the Company has the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for the Company’s issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024 (the “EVTV-1 Promissory Note”), and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024 (the “EVTV-2 Promissory Note”). The Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event of default remains uncured. Prior to the Company’s entry into the Supplemental Agreement (as defined below), the Promissory Notes were initially set to mature on November 13, 2025 and were convertible at a conversion price equal to the lower of (i) $21.48 per share or (ii) 93% of the lowest daily volume weighted average price of the Company’s common stock on Nasdaq Stock Market LLC (“Nasdaq”) as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which was $3.58 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 6,410 shares of common stock to the Investor as a commitment fee.

During 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 1,416,116 shares of the Company's common stock were issued at a weighted average price of $1.06. The remaining principal balance of the EVTV-1 Promissory Note at  December 31, 2025, was $285,000. As a result of these conversions, a realized gain of $339,855 was recognized for the EVTV-1 Promissory Note for the year ended December 31, 2025.

During the first quarter of 2025, the obligation under the EVTV-2 Promissory Note in the principal amount of $1 million was fully satisfied through the conversion of the EVTV-2 Promissory Note into shares of the Company's common stock. As a result of this conversion, 174,348 shares of the Company's common stock were issued at a weighted average price of $6.95 and a realized loss of $135,976 was recognized for the EVTV-2 Promissory Note for the year ended December 31, 2025. The principal balance of the EVTV-2 Promissory Note was zero at  December 31, 2025.

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

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to the Company of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by the Company to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 2,134,613 shares of the Company's common stock were issued at a weighted average price of $1.51. The remaining principal balance of the EVTV-3 Additional Promissory Note on December 31, 2025, was $50,000. A realized loss of $7,284 was recognized as a result of this conversion during the year ended December 31, 2025.

The second tranche of the Additional Pre-Paid Advance in the principal amount of $2 million (with net proceeds of approximately $1.8 million after deducting discounts and fees) was disbursed to the Company on May 7, 2025 (the "EVTV-4 Additional Promissory Note"). During 2025, the obligation under the EVTV-4 Additional Promissory Note in the principal amount of $2 million was fully satisfied through the conversion of the EVTV-4 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 1,163,731 shares of the Company's common stock were issued at a weighted average price of $1.96. A realized loss of $112,809 was recognized as a result of this conversion during the year ended December 31, 2025.

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

The following table depicts the future annual minimum payments of the Company's outstanding debt as of December 31, 2025:

Amount
2026	$485,773
Total payments	$485,773

7. Stockholders' Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on December 31, 2025 and  December 31, 2024. There was no outstanding shares of preferred stock on December 31, 2025 and  December 31, 2024.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 7,736,129 and 1,987,262 shares of the Company's common stock were outstanding on December 31, 2025 and  December 31, 2024, respectively.

A&R SEPA

On  September 23, 2024, the Company entered into the Original SEPA, which was amended and restated pursuant to the A&R SEPA on  October 31, 2024. Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes and the Additional Promissory Notes and subject to certain limitations and conditions set forth therein, the Company has the right, but not the obligation, to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of shares of the Company’s common stock at the Company's request (subject to certain beneficial ownership restrictions), from time to time, until  November 1, 2027. See Note 6 – Debt.

8. Stock Warrants

The Company’s outstanding warrants as of December 31, 2025 are summarized as follows, and all were exercisable at that date:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding warrants expiring May 7, 2026	95,834	$200.00	0.35
Outstanding warrants expiring September 11, 2026	51,205	$16.60	0.71
Outstanding warrants on December 31, 2025	147,039

December 2020 Warrants

The warrants issued pursuant to a securities purchase agreement, dated as of  December 24, 2020, that the Company entered into with certain institutional and accredited investors and pursuant to which, among other things, the Company sold and issued, and the investors purchased, shares of the Company’s common stock and related warrants to purchase additional shares of the Company’s common stock in a series of two closings, contain a call provision whereby the Company, after the 13-month anniversary of the issuance date, and if the volume weighted average price of the common stock for such date exceeds four times the exercise price of the warrants for 20 consecutive trading days,  may call the warrants that have not previously been exercised, and the warrant holders have ten trading days within which to exercise before the warrants  may be cancelled. From among these warrants, warrants for 1,283 shares of common stock expired in 2023, warrants for 43,125 shares of common stock expired on December 29, 2025, and warrants for 95,834 shares of common stock will expire on  May 7, 2026.

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

As of December 31, 2025 and 2024, the outstanding warrants have no intrinsic value.

9. Stock Options and Restricted Shares

Stock Options

The following is a summary of stock option activity under the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2024	564,126
Options Granted at $2.50 Exercise Price	415,000	$2.50
Options Expired at $26.50 Exercise Price	(277)	$26.50
Options Expired at $21.10 Exercise Price	(1,377)	$21.10
Options Expired at $24.40 Exercise Price	(10,000)	$24.40
Options forfeited at $26.50 Exercise Price	(222)	$26.50
Options Granted at $2.12 Exercise Price	10,000	$2.12
Outstanding at December 31, 2025	977,250
Outstanding Options at $20.00 Exercise Price	25,000	$20.00	6.02
Outstanding Options at $24.00 Exercise Price	9,090	$24.00	6.02
Outstanding Options at $90.00 Exercise Price	25,675	$90.00	4.98
Outstanding Options at $262.00 Exercise Price	675	$262.00	2.30
Outstanding Options at $21.00 Exercise Price	58,850	$21.00	7.53
Outstanding Options at $21.10 Exercise Price	136,460	$21.10	8.22
Outstanding Options at $26.60 Exercise Price	2,500	$26.60	8.12
Outstanding Options at $15.00 Exercise Price	80,000	$15.00	0.05
Outstanding Options at $27.50 Exercise Price	200,000	$27.50	1.10
Outstanding Option at $17.60 Exercise Price	10,000	$17.60	8.47
Outstanding Options at $14.90 Exercise Price	2,000	$14.90	8.43
Outstanding Options at $22.00 Exercise Price	2,000	$22.00	8.30
Outstanding Options at $2.50 Exercise Price	415,000	$2.50	9.42
Outstanding Options at $2.12 Exercise Price	10,000	$2.12	9.39
Outstanding at December 31, 2025	977,250

As of  December 31, 2025 stock options for 761,776 shares of common stock were exercisable. Unrecognized compensation for unvested options was $107,000 as of December 31, 2025.

On  March 10, 2025, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors (the "Board") granted the non-employee directors and certain executives and consultants options to purchase an aggregate of 415,000 shares of common stock at an exercise price of $2.50 per share, of which 385,000 of these options vested immediately upon grant and expire on the tenth anniversary of the grant date. The remaining 30,000 options vest on the one-year anniversary of the grant date and expire on the tenth anniversary of the grant date.

On  May 21, 2025, the Compensation Committee granted a consultant options to purchase 10,000 shares of common stock at an exercise price of $2.12 per share, all of which vested immediately upon grant and expire on the tenth anniversary of the grant date.

As of December 31, 2025, the outstanding stock options had intrinsic value of $0.

Performance Options

On  February 28, 2024, the Company issued options to an external party to purchase 200,000 shares of the Company's common stock at an exercise price of $27.50 per share, contingent upon achieving certain sales targets. On December 31, 2025, the sales targets were not met and therefore, no compensation expense was recorded for the year ended December 31, 2025. The Company does not believe that the criteria will be met. These options expire on  February 5, 2027.

The options granted during 2025 were valued using the Black-Scholes option pricing model, resulting in a weighted average fair market value of approximately $1.37 per option for the years ended December 31, 2025. The weighted average assumptions used in the valuation of the options are summarized in the following table:

2025
Risk-free interest rate	4.03%
Expected volatility	60.4%
Expected option term (years)	5
Expected dividend yield	0%

As of December 31, 2025, the outstanding options had no intrinsic value.

Restricted Shares

In November 2023, the Company awarded 65,660 restricted shares to a vendor that vested over a six-month period in exchange for marketing services to be provided over the same period. As a result, the Company recorded stock compensation expense of $58,671 during the year ended December 31, 2024. No compensation expense was recognized for these restricted shares during the year ended December 31, 2025.

The Company recorded total stock compensation expense of $639,815 and $1,889,353 for the years ended December 31, 2025 and December 31, 2024, respectively.

10. Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $93,247 for the year ended December 31, 2025.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $60,000 for the year ended December 31, 2025 in connection with the ABCI Office Lease.

The Company incurred $75,000 for the year ended December 31, 2025 of costs related to engineering consulting services from 42Motorsports LTD, the owner of which is a sibling of Phillip W. Oldridge, the Company's Chief Executive Officer and Chairman of the Board.

The Company also incurred $352,000 for the year ended December 31, 2025, respectively, for payment to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as President and Interim Chief Financial Officer of the Company in lieu of wages. In addition, the Company also expensed $352,000 for the year ended December 31, 2025 for payment to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as Chief Operating Officer of the Company in lieu of wages.

During the first quarter of 2025, the Company engaged a consultant, Franklin Lim, to assist in its financial reporting and accounting process. At the end of the third quarter of 2025, the Company appointed the consultant as Vice President, Finance for the Company. The Company incurred $136,500 for the year ended December 31, 2025 for these services.

All revenue earned for the year ended December 31, 2025 by the Company's medical supplies segment was from Maddox Medical Corp. ("Maddox Medical"), a company owned by Jason Maddox, President and Interim Chief Financial Officer of the Company, through a contract that Maddox Medical holds with a third party (that supplies medical gowns, among other things, to the federal government) that is fulfilled by Maddox Industries, LLC ("Maddox Industries") a wholly-owned subsidiary of the Company.

The Company also maintains a procurement contract for electric vehicles and their components and accessories with Envirotech Electric Vehicles Inc., a related party whereby one of its officers holds a significant number of shares in the Company and a significant amount of the Company's inventory deposits.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Defense, Inc. ("Maddox Defense") (with renewal options), an entity of which Jason Maddox, the President and Interim Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its medical supplies operations. See Note 13 - Leases for additional disclosures.

11. Commitments

Other Agreements

On December 31, 2021, the Company entered into employment agreements with Phillip W. Oldridge (the “Oldridge Agreement”), its Chief Executive Officer, and with Susan M. Emry (the “Emry Agreement”), its then Executive Vice President. According to the Oldridge Agreement, effective as of March 1, 2021, Mr. Oldridge will receive an annual base salary of $300,000, payable in semi-monthly installments consistent with the Company’s payroll practices. Mr. Oldridge will also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. Under the Oldridge Agreement, Mr. Oldridge will also receive an amount equal to 5% of the net income of the Company on an annual basis and will be eligible for a bonus at the sole discretion of the Board. The Oldridge Agreement also provides for an automobile monthly allowance of $1,500. Mr. Oldridge’s employment shall continue until terminated in accordance with the Oldridge Agreement. If Mr. Oldridge is terminated without cause or if he terminates his employment for good reason, Mr. Oldridge will be entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Oldridge Agreement, (iii) any bonus that would have been payable within the twelve months following the date of termination, and (iv) the value of any accrued and unused paid time off as of the date of termination. There are no future minimum payments under the terms of the Oldridge Agreement as Mr. Oldridge has the right to terminate the Oldridge Agreement without any contractual payments other than what has been stated in the Oldridge Agreement. On February 5, 2026, Mr. Oldridge's annual base salary was retroactively approved to $500,000 starting on July 1, 2025 and his automobile monthly allowance was changed to $2,000.

According to the Emry Agreement, effective on January 1, 2022, Mrs. Emry would receive an annual base salary of $200,000 and was eligible for a bonus at the sole discretion of the Board. Mrs. Emry would also receive participation in medical insurance, dental insurance, and the Company’s other benefit plans. The Emry Agreement provided that Mrs. Emry’s employment would continue until terminated in accordance with the Emry Agreement. If Mrs. Emry was terminated without cause or if she terminated her employment for good reason, Mrs. Emry was entitled to receive (i) one-year of base salary, (ii) reimbursement of reimbursable expenses in accordance with the Emry Agreement, and (iii) the value of any accrued and unused paid time off as of the date of termination. Ms. Emry terminated her employment with the Company as Executive Vice President on October 15, 2024.

On  March 28, 2023, the Company entered into a sublease with Berthaphil, Inc. ("Berthaphil") to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines (the "Berthaphil Sublease"). The term of the lease was two years and two months with a turnover date of  July 1, 2023 and a rental commencement of  September 1, 2023. The Company had originally intended to use the leased space as a production facility as it seeks to expand its business presence in that region and the U.S. However, in December 2024, the Company decided not to use the leased space for its original purpose. See Note 13 - Leases for further information.

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

GreenPower Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company evaluates such matters on a case-by-case basis and establishes reserves when a loss is considered probable and reasonably estimable.

The Company is named as a defendant in litigation commenced in the Supreme Court of British Columbia, Canada, originally filed on December 17, 2019 by GreenPower Motor Company Inc. (“GreenPower”), along with certain related entities and individuals, including an executive officer of the Company. The claims generally allege, among other things, breach of fiduciary duty, misuse of confidential information, unfair competition, and related matters. The Company and the other named defendants have denied these allegations. In addition, certain of the defendants, including the Company, are named in a related counterclaim proceeding.

The litigation was previously scheduled for trial in 2024; however, the trial was adjourned by consent of the parties. As of December 31, 2025, no new trial date has been set, limited discovery has been conducted, and there has been no material activity in the proceedings during fiscal year 2025. The matter remains in an early procedural stage.

Lawsuit against Efraim Diveroli and Kingbird Ventures LLC

On February 5, 2026, the Company sued Efraim Diveroli and Kingbird Ventures LLC in the Houston Division of the Texas Business Court, alleging that the defendants, acting individually and in concert with one another, caused  agents and representatives of theirs, including Joel E. Tasca of Greenberg Traurig, to spread lies about the Company, its principals, and its business partners in an effort to scuttle the expected merger with Azio AI Corporation. The Company asserted claims for tortious interference with contract, tortious interference with prospective economic advantage, and defamation and business disparagement as well as seeking emergency and temporary injunctive relief. On February 9, 2026, Kingbird Ventures removed the case to the United States District Court for the Southern District of Texas. An initial pretrial and scheduling conference is set on May 28, 2026. No scheduling order has been entered, nor has a trial date been set. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company will not be subjected to a material loss.

Lawsuit against Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC

On December 8, 2025, the Company and Maddox Defense sued Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC in the Southern District of California, alleging that defendants, acting individually and in concert with one another, engaged in coercive and extortionate activities, including through abuse of the legal process, in an attempt to force the Company into unwanted transactions, including with Fenix Oro, a gold-mining enterprise. The Company asserted claims for civil extortion; RICO, 18 U.S.C. § 1962(c); fraudulent inducement; tortious interference with contract; tortious interference with prospective economic relations; abuse of process; declaratory relief; injunctive relief; civil conspiracy; and unfair competition, Bus. & Prof. Code § 17200. On January 7, 2026, Bront Bird and Karla Mae Capital were voluntarily dismissed with prejudice. No responsive pleadings have been filed. No scheduling order has been entered, nor has a trial date been set. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company will not be subjected to a material loss.

Lawsuit from VD Acquisitions

On January 14, 2026, VD Acquisitions LLC filed suit against Jason Maddox, Elgin Tracy; Maddox Defense; Maddox Industries; the Company; Phillip Oldridge; Karla Mae Capital, LLC; and Airboss Defense Group, LLC, alleging that Maddox Defense had failed to perform under a fuel agreement. Plaintiff asserted claims for breach of contract, fraud in the inducement; fraudulent transfer; civil conspiracy; intentional interference with contract; and declaration of alter ego. The plaintiff seeks monetary damages and injunctive relief restraining the assets of Jason Maddox, Maddox Defense, Maddox Industries, and the Company. On February 10, 2025, the Court held a hearing on the plaintiff’s motion for a temporary restraining order and denied the requested relief. The Company disputes these allegations and intends to vigorously defend itself. No trial date has been set. A motion to dismiss filed by the defendants is pending.

Litigation with Former Independent Auditor

In December 2025, the Company initiated legal proceedings against its former independent registered public accounting firm, MaloneBailey LLP (“MaloneBailey”), in the United States District Court for the Central District of California (Case No. 5:25-cv-03457). The complaint alleges, among other things, breach of contract and related claims arising from MaloneBailey’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2022. Specifically, the Company asserts that MaloneBailey failed to complete required audit procedures and did not issue an audit report in connection with the Company’s Annual Report on Form 10-K for the 2022 fiscal year, despite having been engaged to do so.

MaloneBailey previously served as the Company’s independent auditor. During 2023, the Company disclosed that MaloneBailey would not provide an audit opinion on the Company’s financial statements for the fiscal year ended December 31, 2022. As a result, the Company engaged a successor independent registered public accounting firm to complete the audit and support its financial reporting obligations.

The Company’s claims are based on alleged contractual breaches and professional failures related to MaloneBailey’s audit engagement. The Company is seeking damages and other relief deemed appropriate by the court. As of December 31, 2025, the litigation is in its early stages. The complaint was recently filed, and no substantive rulings have been issued by the court. The Company cannot predict the timing or outcome of this matter. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company will not be subjected to a material loss. The Company has not accrued for loss contingencies in the accompanying financial statements related to this matter.

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

On  March 28, 2023, the Company entered into the Berthaphil Sublease to sublease approximately 3,600 square yards of a warehouse building based in the Clark Freeport Zone in the Philippines. The term of the Berthaphil Sublease was two years and two months with a turnover date of  July 1, 2023 (the "turnover date") and a rental commencement of  September 1, 2023. However, the warehouse building was not available for use to the Company until the early part of the fourth quarter of 2023. Therefore, the commencement date was deferred until the fourth quarter of 2023, which is when the Company was given access to use the warehouse building. There was a grace period of two months for rental payments starting from the turnover date. The monthly rent for the first year is $15,000, escalating to $15,750 for the second year and $16,530 for the remaining term. In addition to the monthly rent, the Company is required to pay an additional 5% of the monthly rent as common area maintenance costs. The Berthaphil Sublease  may be renewed for an additional period that is mutually agreed upon subject to certain terms and conditions. The Company intended to use the leased space as a production facility as it sought to expand its business presence in the region. The Company accounted for this lease as an operating lease under ASC 842 and recorded an operating lease liability and a corresponding ROU asset for this lease. However, the Company decided not to use this facility for its original intended purpose and recorded a full impairment on its ROU asset in December 2024. The Company maintains the remaining obligation on the Berthaphil  Sublease as a contingency should the lessor demand payment.

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

ROU assets at December 31, 2025 and December 31, 2024 were $485,482 and $108,508, respectively. Short-term operating lease liabilities were $229,899 and $235,625 at December 31, 2025 and December 31, 2024, respectively. Long-term operating lease liabilities were $306,904 and $0 at December 31, 2025 and December 31, 2024, respectively.

Quantitative information regarding the Company’s leases is as follows:

	Year Ended December 31,
	2025	2024
Lease expenses
Operating lease expenses	$299,590	$486,133
Short-term lease expenses	$161,920	$103,482
Total lease cost	$461,510	$589,615
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$292,207	$346,972
Weighted-average remaining lease term (in years):
Operating leases	2.25	0.75
Weighted-average discount rate:
Operating leases	14%	14%

As of December 31, 2025, future minimum lease payments required under operating leases are as follows:

2026	$243,454
2027	$253,192
2028	$85,217
Total payments	$581,863

14. Segment Reporting

	Year ended December 31, 2025
	Electric vehicles	Medical Supplies	Drones	Corporate	Total
Sales, net	$349,063	$5,589,945	$-	$-	$5,939,008
Operating (Loss) Income	$(33,116,441)	$(3,905,584)	$(694,754)	$(964,400)	$(38,681,179)
Interest income (expense), net					33,320
Loss on conversions and changes in fair value of convertible notes					(461,019)
Other expense					(18,108)
Income tax expense					-
Net loss					$(39,126,986)

15. Subsequent Events

The Company evaluates subsequent events through March 31, 2026, which is the date the financial statements were issued or available to be issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

Debenture Financing

On March 6, 2026, the Company entered into a securities purchase agreement (the “SPA”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase, debentures (the “Debentures”) in the aggregate principal amount of $11,000,000 (the “Subscription Amount”) in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred on March 6, 2026 (the “First Closing”), in which the Company issued Debentures in the aggregate principal amount of $4,000,000 (the “First Closing Debentures”) to the Investor. Pursuant to the SPA, the Company and the Investor have agreed that the closing of the second tranche of the remaining $7,000,000 in aggregate principal amount of the Debentures (the “Second Closing” and such Debentures, the “Second Closing Debentures”) will occur on or before the first business day after the Company’s filing of the registration statement with Securities and Exchange Commission registering the resale of the shares of the Company’s common stock issuable upon exercise of the Warrants (as defined below) and no less than 10,000,000 shares of the Company’s common stock issuable pursuant to the A&R SEPA(such registration statement, the “Resale Registration Statement”), has been declared effective and subject to the satisfaction or waiver of customary closing conditions set forth in the SPA. The sale of the Debentures to the Investor is expected to result in gross proceeds to us of approximately $10.5 million, after deducting a one-time due diligence and structuring fee to the Investor of $25,000 but before deducting any other fees and expenses.

In addition, in connection with the First Closing, as a commitment fee for the transactions contemplated by the SPA, the Company issued to the Investor warrants to purchase up to 1,291,778 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrants”). The Warrants are immediately exercisable and will expire 60 months from the date of issuance. The Warrants include customary adjustment provisions for stock splits, combinations and similar events.

The Debentures bear interest at a rate of 5.0% per annum, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default. The Debentures mature on March 6, 2027 (the “Maturity Date”). The Company will repay the outstanding principal of the Debentures in monthly installments of (i) $363,636 for the First Closing Debentures and (ii) $636,364 for the Second Closing Debentures, in each case, plus accrued and unpaid interest, in cash, beginning on the earlier of the 30th calendar day following the effectiveness of the Resale Registration Statement or June 6, 2026, with all remaining outstanding principal plus accrued and unpaid interest due in full on the Maturity Date. Any outstanding principal amount of, and accrued and unpaid interest on, the Debentures as of the Maturity Date will be due and payable on the Maturity Date.

The Debentures provide the Company with an optional redemption right pursuant to which we, at any time, may redeem in cash, in whole or in part, all amounts outstanding under the Debentures prior to the Maturity Date. The redemption amount shall be equal to the outstanding principal balance of the Debentures being redeemed by the Company, plus all accrued and unpaid interest thereon as of such redemption date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective as of December 31, 2025. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect the operation of our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of resources during such periods at the levels of prior periods, and that such changes to our procedures significantly affected our internal control over financial reporting during the year ended December 31, 2025.

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

Item 9B.  OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each such term is defined in Item 408 of Regulation S-K).

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information regarding our executive officers and directors at the date of this Annual Report:

Name	Age	Position
Executive Officers
Phillip W. Oldridge	65	Chief Executive Officer, Chairman of the Board and Director
Jason Maddox	47	President and Interim Chief Financial Officer
Elgin Tracy	41	Chief Operating Officer
Merrick Alpert	59	Chief Communications Officer

Directors
Michael Di Pietro(1)(2)(3)	71	Director
Terri White Elk(1)(2)(3)	56	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

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

Jason Maddox, President and Interim Chief Financial Officer

Jason Maddox has served as our President since October 2024 and as Interim Chief Financial Officer since January 2025. Mr. Maddox has served as the Chief Executive Officer of Maddox Defense since October 2012 and as Chief Executive Officer of Maddox Industries from January 2021 until the acquisition of Maddox Industries by the Company in December 2024. He brings years of executive leadership experience, having built Maddox Defense into one of the leading companies in government contracting. Mr. Maddox graduated from the University of Colorado with a Bachelor of Science degree with majors in Mechanical Engineering and Journalism and Mass Communication. He also completed the Goldman Sachs 10,000 Small Businesses entrepreneurship program at Babson College and holds a post-graduate certificate in entrepreneurship from Harvard Business School.

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

Non-Employee Directors

Michael Di Pietro, Director

Michael Di Pietro has served as a director since March 2021. Mr. Di Pietro was the President of Michael DiPietro, CPA, Inc., a full-service public accounting firm he founded in 1991. He retired in February 2026 and was succeeded by his sons. Mr. Di Pietro served on the board of directors of Cathedral High School, a private, college preparatory Catholic all-boys school located in Los Angeles, California, where he was the chair of the finance committee. Mr. Di Pietro also previously served as a Director of Chino Commercial Bank, a community bank located in Chino, California, from April 2012 until April 2019. He currently serves as the Chairman of NEI (Nutrition and Education Institute), an international humanitarian organization that combats malnutrition especially amongst women and children. He is also the CEO of Pathway to a Promise, an immigration services platform which is scheduled to go public later in 2026. Beginning in July of 2023, he has been serving as a Trustee and as the Chair of the Audit Committee of a major Charitable Foundation (Dan Murphy Foundation). Di Pietro holds a Bachelor of Arts degree in Accounting from the University of South Florida, a Master of Arts in Church History from the University of Notre Dame, and a Master of Divinity and Biblical Studies from Fuller Theological Seminary. Based on these qualifications, the Board believes that Mr. Di Pietro is qualified to serve on the Board of Directors.

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

Audit Committee

Our Audit Committee currently consists of Mr. Di Pietro (Chairperson) and Ms. White Elk. Melissa Barcellos was a member of our Audit Committee prior to her resignation effective as of our 2025 Annual Meeting of Stockholders held on February 3, 2026 (see “Recent Developments” under Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Annual Report for more information). The Audit Committee operates under a written charter, which is available on our website at www.evtvusa.com. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only. In addition to meeting the independence requirements generally applicable to directors, our Board has determined that each of Mr. Di Pietro and Ms. White Elk also satisfy the independence requirements of Rule 5605(c)(2) of the Nasdaq Stock Market listing rules and SEC Rule 10A-3. Our board of directors has determined that Mr. Di Pietro is an “audit committee financial expert” as defined by the regulations promulgated by the SEC and within the meaning of the Nasdaq Listing Rules.

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

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2025, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2025, except those listed below:

January 10, 2025: Section 16(a) filing filed late by William Miller reporting one late Form 4 reflecting one transaction.

March 14, 2025: Section 16(a) filing filed late by Melissa Barcellos, Michael Di Pietro, Terri White Elk, Jason Maddox, Phillip Oldridge, Elgin Tracy. Each filed one late Form 4 reporting one transaction, with the exception of Melissa Barcellos, Michael Di Pietro, Terri White Elk, who reported two transactions.

May 21, 2025: Section 16(a) filing filed late by Jason Maddox reporting one late Form 5 reflecting one transaction.

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

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Overview

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2025 and 2024. These executive officers, determined in accordance with SEC rules, for the year ended December 31, 2025, were:

•	Phillip W. Oldridge, our Chief Executive Officer;

•	Jason Maddox, our President and Interim Chief Financial Officer

•	Elgin Tracy, our Chief Operating Officer

We refer to these individuals in this section as our “Named Executive Officers.”

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2025 and 2024:

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)
Phillip W. Oldridge(2)	2025	—	—	137,600	—	137,600
Chief Executive Officer	2024	87,500	—	1,070,871	5,250	1,163,621

Jason Maddox(3)	2025	—	—	137,600	352,000	489,600
President and Interim Chief Financial Officer

Elgin Tracy(4)	2025	—	—	137,600	352,000	489,600
Chief Operating Officer

(1)

The amounts shown in this column represent the aggregate grant date fair value of option awards granted in the year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to our financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)	All other compensation for Mr. Oldridge represents the value of a $1,500 monthly auto allowance paid per the terms of his employment agreement. However, Mr. Oldridge decided not to take any compensation starting in the second quarter of 2024.
(3)

For Mr. Maddox, represents $352,000 earned by Shell Castle LLC, an entity owned by Mr. Maddox, for services rendered as President and Interim Chief Financial Officer of the Company. Mr. Maddox was not a named executive officer for the year ended December 31, 2024.

(4)

For Mr. Tracy, represents $352,000 earned by Met Consulting LLC, an entity owned by Mr. Tracy, for services rendered as Chief Operating Officer of the Company. Mr. Tracy was not a named executive officer for the year ended December 31, 2024.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2025. Our Named Executive Officers did not hold any restricted stock or other equity awards as of December 31, 2025:

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option
	Options		Options	Exercise	Option
	(#)		(#)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date
Phillip W. Oldridge	25,000		—	90.00	1/7/2031
Chief Executive Officer	15,000		—	20.00	1/7/2032
	5,000		—	24.00	1/7/2032
	17,426		—	21.00	7/11/2033
	91,332		—	21.10	3/19/2034
	100,000	(1)	—	2.50	3/10/2035

Jason Maddox	100,000	(1)	—	2.50	3/10/2035
President and Interim Chief Financial Officer

Elgin Tracy	100,000	(1)	—	2.50	3/10/2035
Chief Operating Officer

(1)	These stock options were granted on March 10, 2025 under the 2017 Plan with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options were fully vested upon grant.

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

Severance and Change in Control Payments and Benefits

Our Named Executive Officers are not entitled to any severance or change in control payments or benefits, other than as described in the section entitled “Compensation Arrangements with Named Executive Officers” above and in award agreements that set forth the terms and conditions of the stock options granted to such individuals pursuant to the 2017 Plan. Each such award agreement provides that, in the event of a “transfer of control,” any unvested portion of such option may vest immediately, subject to the Compensation Committee deciding that. For such purposes, a “transfer of control” includes the direct or indirect sale or exchange by our stockholders of all or substantially all of our capital stock, (a) where our stockholders before such sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock after such sale or exchange; (b) a merger in which we are not the surviving corporation; (c) a merger in which we are the surviving corporation and our stockholders before such merger do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock after such merger; (d) the sale, exchange, or transfer of all or substantially all of our assets; or (e) our liquidation or dissolution.

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

Non-Employee Director Compensation

Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2025, our directors who also served as employees were Mr. Oldridge, our Chief Executive Officer, and Mr. Maddox, President and Interim Chief Financial Officer. Their compensation is addressed above under “Executive Compensation."

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

Board Retainer: $31,000

Audit Committee Chair: $12,300

Compensation Committee Chair: $9,600

Nominating and Corporate Governance Committee Chair: $8,000

Reimbursement for all directors reasonable expenses incurred during the course of their performance.

The table below sets forth the compensation earned by each of our non-employee directors during the fiscal year December 31, 2025:

2025 Director Compensation Table

	Fees earned or	Option	Total
	paid in cash	Awards
Name	($)	($)	($)
Terri White Elk	$40,600	$27,514	$68,114
Michael A. DiPietro	43,300	27,514	70,814
Melissa Barcelos(1)	39,000	27,514	66,514
Total	$122,900	$82,542	$205,442

(1) On November 12, 2025, Melissa Barcellos informed the Company that she would not stand for re-election to the Board upon expiration of her current term as a Class II director effective as of the Company’s 2025 Annual Meeting of Stockholders held on February 3, 2026.

On March 10, 2025, each non-employee director received 20,000 options (grant date fair value of $27,514). Of this amount, 10,000 of these options vested immediately while the remaining 10,000 options vested on the one-year anniversary of the grant date. As of December 31, 2025, the following options were outstanding and held by each non-employee director:

Name	Outstanding Options
Terri White Elk	33,830
Michael A. DiPietro	33,830
Melissa Barcelos	33,830

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,124,289(1)	$31.50	1,128,693(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	1,124,289	$31.50	1,128,693

(1)	Represents 1,124,289 options under our 2017 Plan.

(2)	Represents 1,128,693 shares available for grant under the 2017 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 25, 2026, for:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers included in the Summary Compensation Table included in this Annual Report; and

•	all of our directors and executive officers as a group.

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

Applicable percentage ownership in the following table is based on 23,106,392 shares of our common stock outstanding as of March 25, 2026. Shares of our common stock subject to options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days after March 25, 2026 are deemed to be outstanding and to be beneficially owned by the person or entity holding such option, warrant or convertible security for the purpose of computing the number and percentage ownership of outstanding shares of that person or entity. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise noted, the address of each person or entity in the following table is c/o Envirotech Vehicles, Inc., 7510 Ardmore Street, Houston, TX 77054.

	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Shares
Directors and Executive Officers:
Phillip W. Oldridge(2)	304,619	3.8%
Michael A. Di Pietro(5)	34,713	*
Terri White Elk(6)	33,830	*
Jason Maddox(3)	410,000	5.2%
Elgin Tracy(4)	100,000	1.3%
All directors and executive officers as a group (6 persons)	923,162	11.1%

*	Represents beneficial ownership of less than 1%
(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)

Consists of (i) 2,200 shares of our Common Stock held of record by Phillip W. Oldridge, (ii) 48,661 shares owned indirectly through a family relationship and (iii) 253,759 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 25, 2026.

(3)

Consists of (i) 310,000 shares of our Common Stock held of record by Jason Maddox and (ii) 100,000 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 25, 2026.

(4)	Consists of 100,000 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 25, 2026.
(5)

Consists of (i) 883 shares of our Common Stock held of record by Michael Di Pietro and (ii) 33,830 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 25, 2026.

(6)	Consists of 33,830 shares of our Common Stock underlying options that are currently exercisable or exercisable within 60 days after March 25, 2026.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board has undertaken a review of the independence of each director. For purposes of determining director independence, we have applied the definitions set out in Nasdaq Rule 5605(a)(2). Based on information provided by each director concerning his or her background, employment and affiliations, our Board determined that Mr. Di Pietro and Ms. White Elk do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities and that each of these directors is an “independent director” as that term is defined under the Nasdaq Rule 5605(a)(2). Prior to her resignation effective as of the 2025 Annual Meeting, the Board had determined that Ms. Barcellos was an “independent director” as that term is defined under the Nasdaq Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our directors and Named Executive Officers, which are described in the sections titled “Director Compensation” and “Executive Compensation,” respectively, below we describe transactions since January 1, 2024 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Beginning in December 2024, the Company manufactures medical supplies under a subcontractor arrangement with Maddox Medical, a company owned by Jason Maddox, the Company’s President and Interim Chief Financial Officer, and Elgin Tracy, the Company's Chief Operating Officer. The Company earned $0 in revenue for the year ended December 31, 2024 and $5,589,945 for the year ended December 31, 2025, under this arrangement.

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

The Company has also entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on April 1, 2020, for the lease of office space in Porterville, California. Mr. Oldridge is a director of ABCI. Under the ABCI Office Lease, the Company paid $60,000 during the year ended December 31, 2024, and $60,000 for the year ended December 31, 2025.

The Company from time to time engages 42Motorsports LTD, the owner of which is a sibling of Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, for engineering consulting services. The Company paid 42Motorsports LTD $150,000 for the year end December 31, 2024 and $75,000 for the year ended December 31, 2025, for engineering consulting services.

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

On October 30, 2024, the Company entered into the MIPA” with Maddox Industries, a provider of government contracting solutions based in Puerto Rico, and Jason Maddox, the sole member of Maddox Industries, to acquire all of the outstanding membership interests in Maddox Industries from Mr. Maddox. As consideration for the acquisition of Maddox Industries, at the closing, the Company issued 3,100,000 shares of the Company’s common stock to Mr. Maddox. As additional consideration for the acquisition, during the six-month Earnout Period, Mr. Maddox is eligible to receive up to six monthly Earnout Payments in accordance with the terms of the MIPA. The Earnout Payment payable to Mr. Maddox for each calendar month during the Earnout Period, if any, will be equal to the aggregate amount of gross revenue received by Maddox Industries in respect of any accounts receivable from any existing customer outstanding as of the closing during such calendar month, provided that all Earnout Payments payable by the Company to Mr. Maddox under the MIPA may not exceed $1 million. On October 20, 2025, the MIPA was amended to extend the Earnout Period to June 17, 2026. Any Earnout Payment during the Extended Earnout Period is otherwise subject to the same terms and conditions set forth in the MIPA.  In 2025, Earnout Payments totaling $770,000 were paid out to the Seller in conjunction with these earnout provisions.

The following table summarizes these related party transactions (other than the subcontractor arrangement with Maddox Medical) for the years ending December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
SRI Equipment Leases	$93,247	$93,248
ABCI Office leases	60,000	60,000
Earn-out payment	770,000	—
42Motorsport	75,000	150,000
Oldridge Loan	—	309,000
Total	$998,247	$612,248

Policies and Procedures for Related Person Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related person transactions. However, the charter for our Audit Committee provides that our Audit Committee is required to review and approve any transactions between the Company and any related parties. Each of the related person transactions described above was reviewed and either approved or ratified by our Audit Committee, and we intend to follow this practice for any future related person transactions.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Barton CPA, PLLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024.

Independent Registered Public Accounting Firm Fees

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal Year Ended
	December 31,
	2025	2024
Audit Fees(1)	$185,000	$192,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$185,000	$192,000

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including the audited financial statements presented in our 2025 Annual Report, and the review of our financial statements included in 2025 quarterly reports, along with services that are normally provided by the independent registered accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Index

			Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
2.1*	Membership Interest Purchase Agreement, dated as of October 30, 2024, by and among Maddox Industries, LLC, Jason Maddox, and Envirotech Vehicles, Inc.	8-K	001-38078	11/5/2024	2.1
2.2	Amendment to Membership Interest Purchase Agreement, dated October 20, 2025, by and among Maddox Industries, LLC, Jason Maddox and Envirotech Vehicles, Inc.					X
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	6/15/2017	2.7
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-38078	6/11/2018	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 26, 2021	8-K	001-38078	6/2/2021	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 24, 2022	8-K	001-38078	6/28/2022	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Envirotech Vehicles, Inc., filed with the Secretary of State of Delaware on August 6, 2025	8-K	001-38078	08/06/2025	3.1
3.6	Amended and Restated Bylaws of the Company	1-A POS	024-10656	6/15/2017	2.8
4.1	Specimen Common Stock Certificate	S-1/A	333-220983	12/15/2017	4.1
4.2	Form of Secured Promissory Note	1-A	024-10656	12/21/2016	3.1
4.3	Form of Placement Agent Warrant, dated January 5, 2018	8-K	001-38078	1/8/2018	4.2
4.4	Form of Warrant	8-K	001-38078	12/28/2020	4.1
4.5	Form of Debenture	8-K	001-38078	03/09/2026	4.1
4.6	Form of Warrant	8-K	001-38078	03/09/2026	4.2
4.7	Description of Registrant’s Securities	10-K	001-38078	3/31/2021	4.8
9.1	Voting Trust Agreement, by and among Provident Trust Group FBO Cornelia P. Doherty ROTH IRA, Connie Doherty Living Trust Dated May 1, 1996, Gary Nettles as Voting Trustee, and the Company, dated March 20, 2017	1-A/A	024-10656	4/7/2017	5.1
10.1+	Form of Indemnity Agreement	1-A	024-10656	12/21/2016	6.8
10.2	Patent License-Use and Manufacturing Agreement, by and between Silicon Turbine Systems, Inc. and the Company, dated November 7, 2014	1-A	024-10656	12/21/2016	6.9
10.3+	Envirotech Vehicles, Inc. 2017 Equity Incentive Plan, as amended.	DEF14A	001-38078	11/17/2025	Appendix A
10.4+	Form of Stock Option Agreement for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.18
10.5+	Form of Notice of Grant of Stock Option for 2017 Equity Incentive Plan	1-A/A	024-10656	4/7/2017	6.19

Incorporated by Reference
Exhibit					Exhibit	Filed
Number	Description of Exhibit	Form	File No.	Date	No.	Herewith
10.6+	Employment Agreement, dated as of December 31, 2021, by and between the registrant and Phillip W. Oldridge.	8-K	001-38078	1/7/2022	10.1
10.7	Amended and Restated Standby Equity Purchase Agreement, dated October 31, 2024, by and between Envirotech Vehicles, Inc. and YA II PN, LTD.	S-1	333-282961	11/1/2024	10.22
10.8	Supplemental Agreement, dated February 24, 2025, by and between Envirotech Vehicles, Inc. and YA II PN LTD.	8-K	001-38078	2/25/2025	10.1
10.9	Securities Purchase Agreement, dated as of March 6, 2026, between Envirotech Vehicles, Inc. and the investor listed on Schedule I thereto	8-K	001-38078	03/09/2026	10.1
10.10	Sublease Agreement, dated February 1, 2025, by and among Maddox Defense, Inc., Envirotech Vehicles, Inc. and Maddox Industries, LLC					X
10.11	Manufacturing Agreement, dated September 9, 2024, by and between Maddox Medical Corp. (as assignee of Maddox Defense, Inc.) and Maddox Industries, LLC					X
10.12	Assignment and Assumption Agreement, dated April 5, 2025, by and among Maddox Defense, Inc., Maddox Medical Corp. and Maddox Industries, LLC					X
19.1	Insider Trading Policy	10-K	001-38078	04/15/2025	19.1
21.1	Subsidiaries of the Company					X
23.1	Consent of Barton CPA, PLLC, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Incentive Compensation Recovery Policy	10-K	001-38078	3/28/2024	97.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

ENVIROTECH VEHICLES INC.

Date: April 13, 2026	By:	/s/ Phillip W. Oldridge
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

Signature	Title	Date

/s/ Phillip W. Oldridge	Chief Executive Officer and Director	April 13, 2026
Phillip W. Oldridge	(Principal Executive Officer)

/s/ Jason Maddox	President and Interim Chief Financial Officer	April 13, 2026
Jason Maddox

/s/ Michael Di Pietro	Director	April 13, 2026
Michael Di Pietro

/s/ Terri White Elk	Director	April 13, 2026
Terri White Elk