Form 10-Q
period 2026-03-31
Envirotech Vehicles, Inc.
filed 2026-05-19
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of May 18, 2026 was 12,930,719.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2026

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Envirotech Vehicles, Inc., including its consolidated subsidiaries (the "Company,” “we,” “us,” and “our”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “contemplate,” “plan,”  “project,” “forecast,” “potential,” “possible,” “proposed,” “should,” “develop,” “opportunity,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,”  “aim,” “goal,”  “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

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

•	our ability to obtain, retain and grow our customers;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependency on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services within our electric vehicles segment and our ability to obtain required governmental authorizations for the sale and distribution of our drones;

•	our compliance with foreign laws and regulations related to the international expansion of our drone division;

•	ongoing and anticipated changes in the U.S. political environment and changes to regulatory agencies;

•	changes in trade policies and the imposition of tariffs and other trade barriers in the jurisdictions where we source our materials or sell our products;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in highly competitive and evolving industries;

•	our ability to respond and adapt to changes in technology;

•	the cost and adequacy of insurance coverage and increases in the number of severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance strong brands;

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or man-made incidents or disasters; and

•	our ability to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the impact of any steps taken to maintain such compliance on our operations, stock price and future access to capital.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as well as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on April 13, 2026. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Envirotech,” the “Company,” “we,” “our,” and “us” refer to Envirotech Vehicles, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,013,817	$358,966
Accounts receivable, net of allowance of $0 and $0 respectively	—	—
Receivable from related party, net of allowance of $6,669 and $6,082 respectively	1,600,621	1,196,253
EPA fulfillment asset	1,342,966	1,503,477
Prepaid expenses	350,264	237,610
Other current assets	1,463,648	188,074
Total current assets	$6,771,316	3,484,380
Property and equipment, net	2,250,904	475,959
Right-of-use asset	1,946,326	485,482
Other non-current assets	221,995	221,995
Total assets	$11,190,541	$4,667,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,236,044	$3,581,715
Deferred revenue	1,544,000	1,544,000
EPA contract liability	5,146,066	5,169,691
Accrued liabilities	2,326,942	2,257,953
Operating lease liability - short-term	563,475	229,899
Debt - current	3,492,936	505,759
Total current liabilities	$18,309,463	13,289,017
Long-term liabilities
Operating lease liability - long-term	1,057,465	306,904
Total liabilities	$19,366,928	13,595,921

Stockholders’ equity:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 12,930,719 and 7,736,129 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	130	78
Additional paid-in capital	108,398,866	103,660,277
Accumulated deficit	(116,575,383)	(112,588,460)
Total stockholders’ equity	$(8,176,387)	(8,928,105)
Total liabilities and stockholders’ equity	$11,190,541	$4,667,816

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Sales, net	$2,248,621	$590,567
Cost of sales	2,437,233	471,175
Gross profit	$(188,612)	$119,392

Operating expenses
General and administrative	3,572,437	3,603,108
Consulting	—	46,511
Research and development	10,000	98,398
Goodwill impairment charge	—	10,103,048
Total operating expenses, net	3,582,437	13,851,065
Loss from operations	$(3,771,049)	$(13,731,673)
Other (expense)/income:
Interest income (expense), net	$50	$10,754
Loss on conversion and changes in fair value of convertible notes and debentures	(106,997)	(283,793)
Other expense	(108,927)	(31,669)
Total other expense	$(215,874)	$(304,708)
Loss before income taxes	(3,986,923)	(14,036,381)
Income tax expense	—	—
Net loss	$(3,986,923)	$(14,036,381)
Net loss per share to common stockholders:
Basic and diluted	$(0.31)	$(6.44)
Weighted average shares used in the computation of net loss per share:
Basic and diluted	12,885,523	2,180,528

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2026 and 2025

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	7,736,129	$78	$103,660,277	$(112,588,460)	$(8,928,105)
Common stock issued for cash	4,570,837	46	2,677,044	—	2,677,090
Common stock issued from convertible notes conversion	623,753	6	358,652	—	358,658
Warrants issued in conjunction with debentures	—	—	606,921	—	606,921
Warrants issued as deferred financing costs	—	—	1,070,464	—	1,070,464
Stock based compensation	—	—	25,508	—	25,508
Net loss	—	—	—	(3,986,923)	(3,986,923)
Balance, March 31, 2026	12,930,719	$130	$108,398,866	$(116,575,383)	$(8,176,387)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,987,261	$20	$94,383,917	$(73,461,474)	$20,922,463
Common stock issued from convertible notes conversion	323,378	3	1,738,202	—	1,738,205
Stock based compensation	—	—	546,576	—	546,576
Net loss	—	—	—	(14,036,381)	(14,036,381)
Balance, March 31, 2025	2,310,639	$23	$96,668,695	$(87,497,855)	$9,170,863

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,986,923)	$(14,036,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,037	280,684
Gain on conversion and changes in fair value of convertible notes	106,997	283,793
Goodwill impairment charge	—	10,103,048
Stock based compensation expense	25,508	546,576
Changes in assets and liabilities:
Accounts receivable	—	164,541
Receivable from related party	(404,367)	(202,663)
Cash outflow from fraudulent activity	—	(2,249,515)
Inventory	—	167,108
Inventory deposits	—	(2,675,003)
EPA fulfillment asset	160,511	—
Prepaid expenses	(112,654)	629,596
Other current assets	(205,110)	6,875
Other non-current assets and right-of-use assets	(334,376)	48,876
Accounts payable	1,341,248	338,031
EPA contract liability	(23,625)	—
Accrued liabilities	68,986	123,006
Deferred revenue	—	2,284,415
Other liabilities	(42,330)	(30,467)
Net cash used in operating activities	$(3,342,098)	(4,217,480)
Cash flows from investing activities:
Purchase of property and equipment	$(1,525,900)	(176,828)
Net cash used in investing activities	$(1,525,900)	(176,828)
Cash flows from financing activities:
Proceeds from issuance of common stock	$2,677,090	—
Proceeds from issuance of debenture	3,815,000	—
Proceeds from issuance of convertible note	—	2,850,500
Proceeds from issuance of other debt	109,061	—
Principal repayments on other debt	(78,302)	(186,089)
Net cash provided by financing activities	$6,522,849	2,664,411
Net change in cash, restricted cash and cash equivalents	1,654,851	(1,729,897)
Cash and cash equivalents at the beginning of the period	358,966	1,941,181
Cash and cash equivalents at the end of the period	$2,013,817	$211,284
Supplemental cash flow disclosures:
Cash paid for interest expense	$960	$6,234
Common stock issued from convertible notes conversion	$358,658	$1,738,205
Debt discount from warrants issued	$1,070,464	$—
Capital expenditures unpaid on March 31, 2026 and March 31, 2025	$313,082	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ENVIROTECH VEHICLES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Envirotech Vehicles, Inc., including its consolidated subsidiaries (the "Company"), is a United States (“U.S.”) distributor of zero-emission commercial vehicles and heavy capacity drones engineered for logistics, infrastructure, and precision agriculture applications worldwide. The Company's systems enable a cleaner, safer, and more efficient future for critical industrial operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation—These unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended  December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern—The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained significant losses and negative cash flows from operations and is dependent on the overall improvement of its operating activities as well as debt and equity financings to fund its operations. The Company incurred a net loss of $3,986,923 and $14,036,381 for the three months ended March 31, 2026 and 2025, respectively. Cash used in operating activities was $3,342,098 and $4,217,480 for the three months ended March 31, 2026 and 2025, respectively. Accumulated deficit was $116,575,383 and $112,588,460 as of March 31, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to grow and expand its operations and seek additional sources of capital to pay its contractual obligations as they come due. Failure to successfully continue to grow operational revenues could harm the Company’s profitability and adversely affect the Company’s financial condition and results of operations. Management believes that its future operating strategy will provide the opportunity to continue as a going concern as long as the Company is able to obtain additional financing; however, there is no assurance this will occur. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments.  Accounting Standards Codification ("ASC") 820, Fair Value Measurements ,("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or ,most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:         Observable inputs such as quoted prices in active markets;

Level 2:         Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:         Unobservable inputs that are supported by little or no market data and that require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the debenture and warrants disclosed in Note 4 - Debt, in which the Company has elected the fair value option for the debenture.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services and delivery of medical supplies to the customers of its related party. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recorded net revenue of $0 from the sale of electric vehicles for the three months ended March 31, 2026. The Company recorded net revenue of $2,248,621 for the three months ended March 31, 2026 for the Company's medical supplies segment. The revenue is recognized upon final delivery of medical supplies to a third-party customer even though the contract to deliver the medical supplies is with a related party as that is when the performance obligation is fulfilled. One customer, a related party, accounted for 100% of the net revenue for the three months ended March 31, 2026 for the Company's medical supplies segment.  See Note 8 - Related Party Transactions for further disclosures.

In applying ASC 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue primarily includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered, the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, revenue is recognized. Product revenue for the electric vehicles segment for the three months ended March 31, 2026 was $0.

Other revenue for the electric vehicles segment for the three months ended March 31, 2026 was $0.

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

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had no marketable securities at both March 31, 2026 and December 31, 2025.

Accounts Receivable and Allowance for Doubtful Accounts— The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $0 as of  March 31, 2026 and a recorded allowance for doubtful accounts of $0, resulting in a net trade accounts receivable balance of $0. The Company had trade accounts receivable of $0 as of  December 31, 2025 and an allowance for doubtful accounts of $0, resulting in a net trade receivable balance of $0.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had receivable from related party of $1,607,290 and a recorded allowance of $6,669, resulting in a net receivable from related party of $1,600,621 as of March 31, 2026. The Company had a receivable from related party of $1,202,335 and a recorded allowance of $6,082, resulting in a net receivable from related party of $1,196,253 as of December 31, 2025.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future or when their cost has fallen below net realizable value. The Company had finished goods inventory on hand of $6,040,410 as of March 31, 2026 and recorded an inventory valuation allowance of $6,040,410 related to vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $0 at  March 31, 2026. The Company had finished goods inventory on hand and a related inventory valuation allowance of $6,040,410 and $6,040,410, respectively, as of December 31, 2025, resulting in a net inventory balance of $0 as of December 31, 2025.

Inventory Deposits—Certain of the Company's vendors require the Company to pay upfront deposits before they commence manufacturing its vehicles and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheets. Upon completion of production acceptance by the Company, and passage of title to the Company from the inventory supplier, deposits are reclassified to inventory. The Company had inventory deposits of $0 and $0 as of  March 31, 2026 and December 31, 2025, respectively.

EPA Fulfillment Asset—These are costs incurred to fulfill the U.S. Environmental Protection Agency ("EPA") school bus contract that are capitalized. These costs will be expensed to cost of goods sold once all the performance obligations stipulated in the EPA school bus contract are satisfied and revenue from the contract is recognized. The balance of EPA fulfillment asset at March 31, 2026 and  December 31, 2025 was $1,342,966 and $1,503,477, respectively.

Other Current Assets—At March 31, 2026, other current assets consist primarily of $1,070,464 of deferred costs associated with warrants granted in connection with the debentures further disclosed in Note 4 - Debt, Note 6 - Stock Warrants and Note 12 - Subsequent Events, as well as $365,159 of deferred costs attributable to services performed but not yet billable and the remaining balance of $28,025 consists of individually immaterial items.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  March 31, 2026 and December 31, 2025, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the periods presented, the diluted loss per share and basic loss per share calculations are the same as the diluted loss per share calculation would be anti-dilutive.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of March 31, 2026, 895,250 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,438,817 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As disclosed in Note 4 - Debt, 1,291,778 warrants with an exercise price of $0.01 per share of the Company's common stock were issued in conjunction with the Company's debenture financing. These warrants were included in the Company's basic net loss per share calculation as the warrants require the holder to pay little consideration to receive the shares upon exercise of the warrant.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest at March 31, 2026. Additionally, the Company had a concentration in accounts payable, as one vendor and two vendors made up greater than 10% individually, and 42% and 54% in the aggregate of the outstanding accounts payable balance as of March 31, 2026, and December 31, 2025, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of March 31, 2026 and  December 31, 2025, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $10,000 and $98,398 during the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expense of $25,508 and $546,576 was recorded for the three months ended March 31, 2026 and 2025, respectively.

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

EPA Contract Liability—These are amounts related to the EPA school bus program that are expected to be reimbursed to the EPA as a result of the Company's decision to discontinue the electric school bus initiative. The balance of EPA contract liability at March 31, 2026 and  December 31, 2025 was $5,146,066 and $5,169,691, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and will adopt the guidance when it becomes effective on a prospective basis.

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$125,620	$125,620
Leasehold improvements	380,286	380,286
Machinery and equipment	377,521	377,521
Vehicles	387,693	387,693
Construction in progress	1,838,982	—
Test/Demo vehicles	30,685	30,685
Total property and equipment	3,140,787	1,301,805
Less accumulated depreciation	(889,883)	(825,846)
Property and equipment, net	$2,250,904	$475,959

Depreciation expense was $64,037 and $58,184 for the three months ended March 31, 2026 and 2025, respectively.

4.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $2,605 as of March 31, 2026, of which $2,605 is classified as Notes Payable - current on the Company's unaudited condensed consolidated balance sheets as of  March 31, 2026.

On June 15, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance its directors' and officers' insurance coverages. The $140,400 loan is payable over nine months, beginning in July 2025, and bears interest at 8.24% with monthly payments of $14,576. The balance of this note was $14,476 as of  March 31, 2026.

On August 28, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance certain insurance coverages other than its directors' and officers' insurance coverages. The $114,140 loan is payable over eleven months, beginning in September 2025, and bears interest at 8.24% with monthly payments of $7,809 and an initial down payment of $39,515. The balance of this note, including accrued interest, was $76,359 as of March 31, 2026.

On January 1, 2026, the Company entered into a premium financing agreement with IPFS Corporation to finance certain insurance coverages. The $101,837 loan is payable over 11 months, beginning in February 2026, and bears interest at 7.90% with monthly payments of $7,214 and an initial down payment of $25,435. The balance of this note was $69,685 as of  March 31, 2026.

Amended and Restated Standby Equity Purchase Agreement (the "A&R SEPA")

On  October 31, 2024, the Company entered into A&R SEPA with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated  September 23, 2024, by and between the Company and the Investor (the “Original SEPA”).

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below) and the Additional Promissory Notes (as defined below), the Company has the right, from time to time, until  November 1, 2027, to require the Investor to purchase up to $25 million of shares of common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to the Company the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for the Company’s issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to the Company of $2,635,500. The Company received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on  October 31, 2024 in exchange for the Promissory Note dated  October 31, 2024 (the “EVTV-1 Promissory Note”), and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on  December 17, 2024 in exchange for the Promissory Note dated  December 17, 2024 (the “EVTV-2 Promissory Note”). The Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 0%, which would increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event of default remained uncured. Prior to the Company’s entry into the Supplemental Agreement (as defined below), the Promissory Notes were initially set to mature on  November 13, 2025 and were convertible at a conversion price equal to the lower of (i) $21.48 per share or (ii) 93% of the lowest daily volume weighted average price of the Company’s common stock on Nasdaq Stock Market LLC (“Nasdaq”) as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which was $3.58 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, the Company issued 6,410 shares of common stock to the Investor as a commitment fee.

During 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock. As a result of this conversion, 1,416,116 shares of the Company's common stock were issued at a weighted average price of $1.06. The remaining principal balance of the EVTV-1 Promissory Note at  December 31, 2025, was $285,000. The remaining obligation was fully satisfied through the conversion of the EVTV-1 Promissory Note into shares of the Company's common stock during the first quarter of 2026. As a result of this conversion, 529,096 shares of the Company's common stock were issued at a weighted average price of $0.63.

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

The Additional Promissory Notes accrue interest on the outstanding principal balance at an annual rate equal to 5%, which would increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remained uncured. The Additional Promissory Notes were scheduled to mature on  March 9, 2026. The Additional Promissory Notes were convertible at a conversion price equal to the lower of (i) $10.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.7130 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

The first tranche of the Additional Pre-Paid Advance was disbursed on  February 25, 2025 in the principal amount of $3 million (with net proceeds to the Company of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by the Company to the Investor on  February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of the Company's common stock. As a result of this conversion, 2,134,613 shares of the Company's common stock were issued at a weighted average price of $1.51. The remaining principal balance of the EVTV-3 Additional Promissory Note on  December 31, 2025, was $50,000. The remaining obligation was fully satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of the Company's common stock during the first quarter of 2026. As a result of this conversion, 94,657 shares of the Company's common stock were issued at a weighted average price of $0.53.

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

Debenture Financing

On  March 6, 2026, the Company entered into a securities purchase agreement (the “SPA”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase, debentures (the “Debentures”) in the aggregate principal amount of $11,000,000 (the “Subscription Amount”) in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred on  March 6, 2026 (the “First Closing”), in which the Company issued Debentures in the aggregate principal amount of $4,000,000 (the “First Closing Debentures”) to the Investor. Pursuant to the SPA, the Company and the Investor have agreed that the closing of the second tranche of the remaining $7,000,000 in aggregate principal amount of the Debentures (the “Second Closing” and such Debentures, the “Second Closing Debentures”) will occur on or before the first business day after the Company’s filing of the registration statement with Securities and Exchange Commission registering the resale of the shares of the Company’s common stock issuable upon exercise of the Warrants (as defined below) and no less than 10,000,000 shares of the Company’s common stock issuable pursuant to the A&R SEPA (such registration statement, the “Resale Registration Statement”), has been declared effective and subject to the satisfaction or waiver of customary closing conditions set forth in the SPA. The sale of the Debentures to the Investor is expected to result in gross proceeds to us of approximately $10.5 million, after deducting a one-time due diligence and structuring fee to the Investor of $25,000 but before deducting any other fees and expenses.

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

The Debentures bear interest at a rate of 5.0% per annum, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default. The Debentures mature on  March 6, 2027 (the “Maturity Date”). The Company will repay the outstanding principal of the Debentures in monthly installments of (i) $363,636 for the First Closing Debentures and (ii) $636,364 for the Second Closing Debentures, in each case, plus accrued and unpaid interest, in cash, beginning on the 30th calendar day following the effectiveness of the Resale Registration Statement, with all remaining outstanding principal plus accrued and unpaid interest due in full on the Maturity Date. Any outstanding principal amount of, and accrued and unpaid interest on, the Debentures as of the Maturity Date will be due and payable on the Maturity Date.

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

Net proceeds of $3,815,000 received in the First Closing were allocated to the Debentures and Warrants based on their relative fair values on the First Closing. The Debentures are classified as Short-term Notes Payable and the Warrants are classified as Additional Paid-in-Capital on the Company's unaudited condensed consolidated balance sheets. The Company elected the fair value option for the Debentures and as a result, recorded an unrealized loss of $108,800 for the three months ended March 31, 2026 on the Company's unaudited condensed consolidated income statements.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of March 31, 2026:

Amount
Remainder of 2026	$3,448,780
2027	1,090,908
Total Payments	$4,539,688

5.	Stockholders’ Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on March 31, 2026 and December 31, 2025. There was no outstanding shares of preferred stock on March 31, 2026 and December 31, 2025.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 12,930,719 and 7,736,129 shares of the Company's common stock were outstanding on March 31, 2026 and December 31, 2025, respectively.

A&R SEPA

On September 23, 2024, the Company entered into the Original SEPA, which was amended and restated pursuant to the A&R SEPA on October 31, 2024. Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes and the Additional Promissory Notes and subject to certain limitations and conditions set forth therein, the Company has the right, but not the obligation, to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of shares of the Company’s common stock at the Company's request, from time to time, until November 1, 2027. See Note 4 – Debt.

6.	Stock Warrants

The Company’s outstanding warrants as of March 31, 2026 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring May 7, 2026	95,834	$200.00	0.10
Outstanding warrants expiring September 11, 2026	51,205	$16.60	0.46
Outstanding warrants expiring March 6, 2031	1,291,778	$0.01	4.92
Outstanding warrants at March 31, 2026	1,438,817

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

March 2026 Warrants

As disclosed in Note 4 - Debt, the Company issued to the Investor Warrants to purchase up to 1,291,778 shares of the Company’s common stock at an exercise price of $0.01 per share in conjunction with the issuance of the Debentures. The Warrants are immediately exercisable and will expire 60 months from the date of issuance. The Warrants include customary adjustment provisions for stock splits, combinations and similar events.

7.	Stock Options and Restricted Shares

The outstanding options at  March 31, 2026 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2025	977,250
Options Expired at $22.00 Exercise Price	(1,000)	$22.00
Options Expired at $15.00 Exercise Price	(80,000)	$15.00
Options forfeited at $22.00 Exercise Price	(1,000)	$22.00
Outstanding at March 31, 2026	895,250
Outstanding Options at $20.00 Exercise Price	25,000	$20.00	5.77
Outstanding Options at $24.00 Exercise Price	9,090	$24.00	5.77
Outstanding Options at $90.00 Exercise Price	25,675	$90.00	4.73
Outstanding Options at $262.00 Exercise Price	675	$262.00	2.30
Outstanding Options at $21.00 Exercise Price	58,850	$21.00	7.28
Outstanding Options at $21.10 Exercise Price	136,460	$21.10	7.97
Outstanding Options at $26.60 Exercise Price	2,500	$26.60	7.87
Outstanding Options at $27.50 Exercise Price	200,000	$27.50	0.85
Outstanding Option at $17.60 Exercise Price	10,000	$17.60	8.22
Outstanding Options at $14.90 Exercise Price	2,000	$14.90	8.18
Outstanding Options at $2.50 Exercise Price	415,000	$2.50	8.95
Outstanding Options at $2.12 Exercise Price	10,000	$2.12	9.14
Outstanding at March 31, 2026	895,250

As of  March 31, 2026, 689,485 of the outstanding stock options were exercisable. Unrecognized compensation for unvested shares was $70,931 as of March 31, 2026.

As of March 31, 2026, the outstanding stock options had intrinsic value of $0.

Performance Options

On February 28, 2024, the Company issued options to an external party to purchase 200,000 shares of the Company's common stock at an exercise price of $27.50 per share, contingent upon achieving certain sales targets. On March 31, 2026, the sales targets were not met and therefore, no compensation expense was recorded for the three months ended March 31, 2026. The Company does not believe that the criteria will be met. These options expire on February 5, 2027.

8.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. As a result of the SRI Equipment Leases, the Company recorded rent expense of $23,312 and $23,312 for the three months ended March 31, 2026 and 2025, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $15,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively, in connection with the ABCI Office Lease.

The Company also expensed $131,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively, to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as President and Interim Chief Financial Officer of the Company in lieu of wages. In addition, the Company also expensed $131,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively, to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as Chief Operating Officer of the Company in lieu of wages.

All revenue earned for the three months ended March 31, 2026 and 2025 by the Company's medical supplies segment was from Maddox Medical Corp. ("Maddox Medical"), a company owned by Jason Maddox, President and Interim Chief Financial Officer of the Company, through a contract that Maddox Medical holds with a third party (that supplies medical gowns, among other things, to the federal government) that is fulfilled by Maddox Industries, a wholly-owned subsidiary of the Company.

The Company also maintains a procurement contract for electric vehicles and their components and accessories with EVTV Canada, a related party whereby one of its officers holds a significant number of shares in the Company.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Defense (with renewal options), an entity of which Jason Maddox, the President and Interim Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its corporate and administrative operations. See Note 10 - Leases for additional disclosures.

9.	Commitments and Contingencies

Commitments

See Note 10 - Leases for further information.

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

Lawsuit against Efraim Diveroli and Kingbird Ventures LLC

On  February 5, 2026, the Company sued Efraim Diveroli and Kingbird Ventures LLC in the Houston Division of the Texas Business Court, alleging that the defendants, acting individually and in concert with one another, caused  agents and representatives of theirs, including Joel E. Tasca of Greenberg Traurig, to spread lies about the Company, its principals, and its business partners in an effort to scuttle the expected merger with Azio AI Corporation. The Company asserted claims for tortious interference with contract, tortious interference with prospective economic advantage, and defamation and business disparagement as well as seeking emergency and temporary injunctive relief. On  February 9, 2026, Kingbird Ventures removed the case to the United States District Court for the Southern District of Texas. An initial pretrial and scheduling conference is set on  May 28, 2026. No scheduling order has been entered, nor has a trial date been set. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company does not expect to be subjected to a material loss.

Lawsuit against Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC

On  December 8, 2025, the Company and Maddox Defense, Inc. (“Maddox Defense”), an entity wholly owned by Jason Maddox, the Company’s President and Interim Chief Financial Officer, sued Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC in the Southern District of California, alleging that defendants, acting individually and in concert with one another, engaged in coercive and extortionate activities, including through abuse of the legal process, in an attempt to force the Company into unwanted transactions, including with Fenix Oro, a gold-mining enterprise. The Company asserted claims for civil extortion; RICO, 18 U.S.C. § 1962(c); fraudulent inducement; tortious interference with contract; tortious interference with prospective economic relations; abuse of process; declaratory relief; injunctive relief; civil conspiracy; and unfair competition, Bus. & Prof. Code § 17200. On  January 7, 2026, the claims against Bront Bird and Karla Mae Capital were voluntarily dismissed with prejudice. No responsive pleadings have been filed. No scheduling order has been entered, nor has a trial date been set. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company does not expect to be subjected to a material loss.

Lawsuit from VD Acquisitions

On  January 14, 2026, VD Acquisitions LLC filed suit against Jason Maddox, Elgin Tracy, Maddox Defense; Maddox Industries, a wholly-owned subsidiary of the Company, the Company, Phillip Oldridge, Karla Mae Capital, LLC and Airboss Defense Group, LLC, alleging that Maddox Defense had failed to perform under a fuel agreement. Plaintiff asserted claims for breach of contract, fraud in the inducement; fraudulent transfer; civil conspiracy; intentional interference with contract; and declaration of alter ego. The plaintiff seeks monetary damages and injunctive relief restraining the assets of Jason Maddox, Maddox Defense, Maddox Industries, and the Company. On  February 10, 2026, the Court held a hearing on the plaintiff’s motion for a temporary restraining order and denied the requested relief. The Company disputed these allegations and vigorously defended itself. The Company was successful and the VD Acquisitions withdrew its case in the Delaware Courts in April 2026.

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

The Company’s claims are based on alleged contractual breaches and professional failures related to MaloneBailey’s audit engagement. The Company is seeking damages and other relief deemed appropriate by the court. As of March 31, 2026, the litigation is in its early stages. The complaint was recently filed, and no substantive rulings have been issued by the court. The Company cannot predict the timing or outcome of this matter.

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

On March 1, 2026, the Company entered into a one-year lease arrangement with TexOil Ventures LLC ("TexOil") (with one-year renewal options) for pilot infrastructure and computing operations. This lease is treated as an operating lease in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases. The Company paid a nonrefundable deposit of $390,000 and will make monthly payments of $38,500 to TexOil. The Company granted TexOil a first-priority security interest in all computing and mining equipment located at the leased site. Upon default by the Company and expiration of the applicable cure period, TexOil may foreclose and take title to such equipment under the Texas Uniform Commercial Code.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Defense (with renewal options), an entity of which Jason Maddox, the President and Interim Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its corporate and administrative operations. This lease is treated as an operating lease in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended
	March 31,
	2026	2025
Lease expenses
Operating lease expenses	$72,384	$38,312
Short-term lease expenses	69,100	46,826
Total lease cost	$141,484	$85,138

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$59,091	$38,312
Weighted-average remaining lease term (in years):
Operating leases	2.71	0.50
Weighted-average discount rate:
Operating leases	14%	14%

Future minimum payments under operating leases are as follows:

Remainder of 2026	$530,863
2027	715,192
2028	547,217
2029	115,500
Total payments	$1,908,772

11.	Segment Reporting

The Chief Operating Decision Maker is the Chief Executive Officer, who reviews the segment operating results in order to allocate resources and assess performance.

The Company has identified four segments:

(1) Electric vehicles,

(2) Medical supplies,

(3) Artificial Intelligence ("AI") Infrastructure, and

(4) Drones.

The electric vehicle segment consists of sales of commercial electric vehicles to customers. A significant portion of such sales are through state subsidized or funded programs. The medical supplies segment consists solely of sales to Maddox Defense, a related party based on an agreement to supply refurbished medical gowns on a cost-plus pricing arrangement. Through the Company's drone operations, it is also diversifying its portfolio of assets by engaging in the future production and supply of drones that will be used in the agricultural environment as well as engaging in AI activities. Currently, activity within the drones segment is limited to start up expenses and research and development activities. AI expenses are primarily lease expenses.

The table below summarizes the operating results of the Company's segments for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$-	$2,248,621	$-	$-	$-	$2,248,621
Operating Income (Loss)	$(221,496)	$(44,989)	$(49,333)	$(10,000)	$(3,445,231)	$(3,771,049)
Interest income (expense), net						50
Loss on conversion and changes in fair value of convertible notes						(106,997)
Other expense						(108,927)
Income tax expense						-
Net loss						$(3,986,923)

	Three months ended March 31, 2025
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$373,300	$217,267	$-	$-	$-	$590,567
Operating loss	$(10,098,294)	$(745,934)	$-	$(93,027)	$(2,794,418)	$(13,731,673)
Interest income (expense), net						10,754
Loss on conversion and changes in fair value of convertible notes						(283,793)
Other expense						(31,669)
Income tax expense						-
Net loss						$(14,036,381)

12.	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

In May 2026, the Company received net proceeds of approximately $5,850,000 from the issuance of the second tranche of the debenture disclosed in Note 4 - Debt. Approximately $2,560,000 of these proceeds were used to purchase certain equipment that will be used in the operations of the Company's AI Data Infrastructure segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on April 13, 2026. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

Overview

We are a United States distributor of zero-emission commercial vehicles and heavy capacity drones engineered for logistics, infrastructure, and precision agriculture applications worldwide. Our systems enable a cleaner, safer, and more efficient future for critical industrial operations. We operate under four segments: electric vehicles, medical supplies, AI data infrastructure and drones.

For the three months ended March 31, 2026 and 2025, we generated sales revenue of $2,248,621 and $590,567 respectively, and our net loss for the three months ended March 31, 2026 and 2025 was $3,986,923 and $14,036,381, respectively. Included in our net loss for the three months ended March 31, 2026 is a loss on conversion and changes in fair value of convertible notes of $108,800. Included in our net loss for the three months ended March 31, 2025 is a loss on conversion and changes in fair value of convertible notes of $283,793 and a non-cash impairment charge of $10,103,048 for goodwill.

One Big, Beautiful Bill Act (the "Act")

The demand for our vehicles may be affected adversely by the Act due to significant reductions in electric vehicle credits made available to consumers. This may affect our future profitability.

Import Tariffs

Tariffs imposed by the Presidential administration may significantly affect demand for our vehicles or reduce our gross profits if we are unable to pass such tariffs to our customers. We are currently assessing the impact and will take appropriate action to minimize the impact of such tariffs on our electric vehicle strategy.

Nasdaq Deficiency Notice

On April 29, 2026, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, because our stockholders’ equity was below $2,500,000 as reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we no longer meet the minimum shareholders’ equity requirement of $2,500,000 for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1).

Going Concern and Management’s Plan

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on the overall improvement of our operating activities as well as debt and equity financing to fund operations. We incurred a net loss of $3,986,923 and $14,036,381 for the three months ended March 31, 2026 and 2025, respectively. Cash used in operating activities was $3,342,098 and $4,217,480 for the three months ended March 31, 2026 and 2025, respectively. Accumulated deficit was $116,575,383 and $112,588,460 as of March 31, 2026 and December 31, 2025, respectively.

As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the filing of this Quarterly Report. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments that might be necessary if we were unable to continue as a going concern.

As more fully described above under "Debenture Financing," we closed the initial tranche of Debentures in the First Closing on March 6, 2026, resulting in net proceeds of approximately $3.8 million. We also closed the second tranche of Debentures in the second closing on May 7, 2026, resulting in net proceeds of approximately $5.8 million. We also plan to grow and expand our operations and seek additional sources of capital through either an additional debt or equity financial and to pursue acquisitions of cash flow generating assets or businesses. Although we have been successful in raising funds in the past, and expect to do so in the future, there are no guarantees that we will be able to raise funds as anticipated. In addition, there is no assurance that any such acquisition will be successful or that we will realize the anticipated benefits for such acquisition following the closing.

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

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2026 to the corresponding period ended March 31, 2025:

Sales

Sales for the three months ended March 31, 2026 and 2025 were $2,248,621 and $590,567, respectively. Sales for the three months ended March 31, 2026 of our electric vehicle segment was $0. Sales of our medical supplies segment consisted of delivery of medical supplies totaling $2,248,621 to a related party. Sales for the three months ended March 31, 2025 of our electric vehicle segment were $373,130 and consisted primarily of two class 4 trucks and one cargo van. Sales of our medical supplies segment consisted of delivery of medical gowns totaling $217,437 to a related party.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 and 2025 were $2,437,233 and $471,175, respectively. Cost of sales of our electric vehicles segment was $160,511 for the three months ended March 31, 2026 from the write-down of a portion of our U.S. Environmental Protection Agency ("EPA") fulfillment asset. Cost of sales of our medical supplies segment was $2,276,722 for the three months ended March 31, 2026. Cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party. Cost of sales for the three months ended March 31, 2025 consisted of the costs related to the sale of the electric vehicles sold and the delivery of medical gowns as described above.

General and Administrative ("G&A") Expenses

G&A expenses were $3,572,437 and $3,603,108 for the three months ended March 31, 2026 and 2025, respectively. G&A expenses decreased slightly by $30,671 primarily due to lower payroll and benefits of $39,590  as a result of restructuring activities in 2025, lower contract labor of $581,747 due to lower level of activities, lower taxes and licenses of $202,573, lower commissions paid of $200,000, lower stock-based compensation of $521,067 as no awards were granted in the first quarter of 2026, lower amortization expense of $222,500 as all amortizable intangibles were written-off in the third quarter of 2025, lower overall costs of $133,937 due to cost-cutting measures taken, partially offset by higher legal and accounting costs of $1,870,743 due to an SEC investigation and additional lawsuits filed against various parties as well outside accounting consultants employed to manage the accounting activities.

Consulting Expenses

Consulting expenses were $0 and $46,511 for the three months ended March 31, 2026 and 2025, respectively.

Research and Development ("R&D") Expenses

R&D expenses were $10,000 and $98,398 for the three months ended March 31, 2026 and 2025, respectively, as the level of activity decreased.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill in the first quarter of 2025. As a result of this test, we recorded an impairment charge of $10,103,048 related to our goodwill for the three months ended March 31, 2025.

Loss on conversion and changes in fair value of convertible notes

We recorded a non-cash loss on conversion and changes in fair value of convertible notes of $106,997 for the three months ended March 31, 2026 and $283,793 for the three months ended March 31, 2025, on our financial instruments that we elected to measure at fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Cash flows used in operating activities	$(3,342,098)	$(4,217,480)
Cash flows used in investing activities	(1,525,900)	(176,828)
Cash flows provided by financing activities	6,522,849	2,664,411
Net change in cash, restricted cash and cash equivalents	$1,654,851	$(1,729,897)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3,342,098, primarily due to a net loss of $3,986,923, partially offset by changes in operating assets and liabilities, net of $448,283 and non-cash operating charges of $196,542. The changes in operating assets and liabilities, net were due to a decrease in EPA fulfillment asset of $160,511, an increase in accounts payable for $1,341,248 and an increase in accrued liabilities of $68,986, partially offset by an increase of $364,595 in other current assets, an increase in prepaid expenses of $112,654, and an increase in other non-current and right-of-use assets of $334,376, a decrease in EPA contract liability of $23,625, and a decrease in other liabilities of $42,330.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $1,525,900, primarily from the purchase of property and equipment used in our current operations.

Net cash used in investing activities during the three months ended March 31, 2025 was $176,828, primarily from the purchase of property and equipment used in our current operations.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $6,522,849 primarily from proceeds from the issuance of issuance of common stock for $2,677,090, issuance of our Debentures (as defined below) for $3,815,000 and issuance of other debt for $109,061, partially offset by the repayment of other debt of $78,302.

Net cash provided by financing activities during the three months ended March 31, 2025 was $2,664,411, primarily due to proceeds from the issuance of our convertible notes of $2,850,500, partially offset by the repayment of other debt of $186,089.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $2,013,817 and negative working capital of approximately $11,538,147. To date, we have financed our operations primarily through capital raises from issuing common stock. We believe that our existing cash and cash equivalents may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Amended and Restated Standby Equity Purchase Agreement

On October 31, 2024, we entered into the Amended and Restated Standby Equity Purchase Agreement (the “A&R SEPA”) with YA II PN, Ltd. (the "Investor"). The A&R SEPA amends and restates in its entirety the standby equity purchase agreement, dated September 23, 2024, by and between the Company and the Investor (the “Original SEPA”).

Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes (as defined below) and the Additional Promissory Notes (as defined below), we have the right, from time to time, until November 1, 2027, to require the Investor to purchase up to $25 million of shares of our common stock, subject to certain limitations and conditions set forth in the A&R SEPA, by delivering written notice to the Investor. Pursuant to the A&R SEPA, the Investor advanced to us the principal amount of $3 million (the “Pre-Paid Advance”) in exchange for our issuance to the Investor of convertible promissory notes (the “Promissory Notes”) in two tranches, resulting in net proceeds (net of discounts and fees) to us of $2,635,500. We received the first tranche of the Pre-Paid Advance in the principal amount of $2 million on October 31, 2024 in exchange for the Promissory Note dated October 31, 2024 (the “EVTV-1 Promissory Note”), and the second tranche of the Pre-Paid Advance in the principal amount of $1 million on December 17, 2024 in exchange for the Promissory Note dated December 17, 2024 (the “EVTV-2 Promissory Note”). The Promissory Notes accrued interest on the outstanding principal balance at an annual rate equal to 0%, which would increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) or a Registration Event (as defined in the Promissory Notes) for so long as such event of default remained uncured. Prior to our entry into the Supplemental Agreement (as defined below), the Promissory Notes were initially set to mature on November 13, 2025 and were convertible at a conversion price equal to the lower of (i) $21.48 per share or (ii) 93% of the lowest daily volume weighted average price of our common stock on Nasdaq Stock Market LLC (“Nasdaq”) as reported by Bloomberg L.P. (“VWAP”) during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which was $3.58 per share, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes). Pursuant to the terms of the Original SEPA, we issued 6,410 shares of common stock to the Investor as a commitment fee.

During 2025, the obligation under the EVTV-1 Promissory Note was partially satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock. As a result of this conversion, 1,416,116 shares of our common stock were issued at a weighted average price of $1.06. The remaining principal balance of the EVTV-1 Promissory Note at December 31, 2025, was $285,000. The remaining obligation was fully satisfied through the conversion of the EVTV-1 Promissory Note into shares of our common stock during the first quarter of 2026. As a result of this conversion, 529,096 shares of our common stock were issued at a weighted average price of $0.63.

We have elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820.

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

The Additional Promissory Notes accrued interest on the outstanding principal balance at an annual rate equal to 5%, which would increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Additional Promissory Notes) or a Registration Event (as defined in the Additional Promissory Notes) for so long as such event remained uncured. The Additional Promissory Notes were scheduled to mature on March 9, 2026. The Additional Promissory Notes were convertible at a conversion price equal to the lower of (i) $10.00 per share or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, which is $0.7130 per share, subject to adjustment from time to time in accordance with the terms contained in the Additional Promissory Notes).

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to us of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by us to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock. As a result of this conversion, 2,134,613 shares of our common stock were issued at a weighted average price of $1.51. The remaining principal balance of the EVTV-3 Additional Promissory Note on December 31, 2025, was $50,000. The remaining obligation was fully satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock during the first quarter of 2026. As a result of this conversion, 94,657 shares of the our common stock were issued at a weighted average price of $0.53.

We have elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of our common stock. The Additional Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820.

Debenture Financing

On March 6, 2026, we entered into a securities purchase agreement (the “SPA”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase, debentures (the “Debentures”) in the aggregate principal amount of $11,000,000 (the “Subscription Amount”) in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred on March 6, 2026 (the “First Closing”), in which we issued Debentures in the aggregate principal amount of $4,000,000 (the “First Closing Debentures”) to the Investor. The closing of the second tranche of the remaining $7,000,000 in aggregate principal amount of the Debentures (the “Second Closing” and such Debentures, the “Second Closing Debentures”) occurred on May 6, 2026.

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

The Debentures bear interest at a rate of 5.0% per annum, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default. The Debentures mature on March 6, 2027 (the “Maturity Date”). We will repay the outstanding principal of the Debentures in monthly installments of (i) $363,636 for the First Closing Debentures and (ii) $636,364 for the Second Closing Debentures, in each case, plus accrued and unpaid interest, in cash, beginning on the earlier of the 30th calendar day following
May 5, 2026, the date of effectiveness of our registration statement on Form S-1 to register the resale of the shares of common stock issuable upon exercise of the Warrants and additional shares of common stock issuable pursuant to the A&R SEPA. Any outstanding principal amount of, and accrued and unpaid interest on, the Debentures as of the Maturity Date will be due and payable on the Maturity Date.

The Debentures provide us with an optional redemption right pursuant to which we, at any time, may redeem in cash, in whole or in part, all amounts outstanding under the Debentures prior to the Maturity Date. The redemption amount shall be equal to the outstanding principal balance of the Debentures being redeemed by us, plus all accrued and unpaid interest thereon as of such redemption date.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as deemed necessary in our business operations.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report for the period ended March 31, 2026, we have no contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended March 31, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below.

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to certain staff reductions and voluntary resignations we experienced beginning in the fourth quarter of 2020 and continuing through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of resources during such periods at the levels of prior periods, and that such changes to our procedures significantly affected our internal control over financial reporting during the quarter ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent three-month period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 9 - Commitments and Contingencies, there were no material developments during the quarter ended March 31, 2026 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2025

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report for the information required by this item.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	2.7	6/15/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 8, 2018	8-K	001-38078	3.1	6/11/2018
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 26, 2021	8-K	001-38078	3.1	6/2/2021
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 24, 2022	8-K	001-38078	3.1	6/28/2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 6, 2025	8-K	001-38078	3.1	8/6/2025
3.6	Amended and Restated Bylaws of the Company	1-A POS	024-10656	2.8	6/15/2017
10.1	Securities Purchase Agreement, dated as of March 6, 2026, between Envirotech Vehicles, Inc. and the investor listed on Schedule I thereto	8-K	001-38078	10.1	3/9/2026
10.2	Envirotech Vehicles, Inc. 2017 Equity Incentive Plan, as amended.	DEF14A	001-38078	Appendix A	11/17/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Envirotech Vehicles, Inc.

Date: May 19, 2026	By:	/s/ Phillip W. Oldridge
Phillip W. Oldridge
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2026	By:	/s/ Jason Maddox
Jason Maddox
President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)