Form 10-Q
period 2026-06-30
AZIO AI HOLDINGS, INC.
filed 2026-08-18
CIK 1563568

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-38078

AZIO AI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0774222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7510 Ardmore Street
Houston, TX 77054
(Address of principal executive offices, including zip code)
(870) 970-3355
(Registrant’s telephone number, including area code)
Envirotech Vehicles, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.00001 per share	AZIO	Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, as of August 12, 2026 was 16,467,848.

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2026

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Azio AI Holdings, Inc., including its consolidated subsidiaries (the "Company,” “we,” “us,” and “our”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “contemplate,” “plan,”  “project,” “forecast,” “potential,” “possible,” “proposed,” “should,” “develop,” “opportunity,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,”  “aim,” “goal,”  “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors, which you should consider in evaluating our forward-looking statements. These factors could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement and include, among other things:

•	our ability to successfully integrate the operations, personnel, technology systems, and business culture of Legacy Azio (as defined Note 1 to our unaudited consolidated financial statements included in this Quarterly Report) following the Azio Acquisition (as defined Note 1 to our unaudited consolidated financial statements included in this Quarterly Report), and to realize the anticipated benefits and synergies of this acquisition within the expected timeframe, or at all, and our ability to successfully integrate and realize the benefits of future strategic acquisitions;

•	the possibility that the Azio Acquisition exposes us to unknown, contingent, or underestimated liabilities, including litigation, regulatory, tax, and environmental liabilities;

•	our ability to retain key employees, customers, and business relationships of the acquired business following the Azio Acquisition;

•	potential impairment charges relating to goodwill or other intangible assets recognized in connection with the Azio Acquisition if the acquired business does not perform as expected;

•	our limited operating history and unproven strategy in our AI data center, GPU compute, and digital power business, and our ability to develop and operate large-scale, power-intensive AI data center campuses on time and within budget;

•	our reliance on a concentrated customer and counterparty base for our GPU sales and infrastructure agreements, and our dependence on a limited number of suppliers for GPUs and related hardware;

•	our ability to generate demand for our products in order to generate revenue;

•	our need for significant additional capital to fund our AI infrastructure and digital power buildout, which may not be available on acceptable terms, or at all;

•	our ability to effectively execute our business strategy;

•	our ability and our suppliers’ ability to scale our manufacturing and assembling processes effectively and quickly;

•	our ability to manage our expansion, growth and operating expenses and reduce and adequately control the costs and expenses associated with operating our business;

•	the potential impact of product recalls and product liability claims relating to the products we distribute and other litigation;

•

our ability and our manufacturing partners’ ability to navigate disruptions to the global supply chain and procure the raw materials, parts, and components necessary to produce our products on terms acceptable to us and our customers;

•	the volatility of digital asset prices and the regulatory treatment of our digital asset mining operations, and our ability to reallocate power and computing capacity between AI and digital asset mining uses;

•	our ability to obtain, retain and grow our customers;

•	our dependence on a reliable, cost-effective, and scalable supply of electricity for our AI data center, GPU compute, and digital asset mining operations, and regulatory or grid operator actions affecting large electricity loads;

•	our ability to enter into, sustain and renew strategic relationships on favorable terms;

•	our dependency on, and retention of, key personnel;

•	our ability to achieve and sustain profitability;

•	the impact of legislation and/or government regulation on our business and industry, including, without limitation, the regulatory treatment of data mining operations, the status of government subsidies, rebates and economic incentives that support the development and demand for our products and services within our electric vehicles segment and our ability to obtain required governmental authorizations for the sale and distribution of our drones;

•	our compliance with foreign laws and regulations related to the international expansion of our drone division;

•	ongoing and anticipated changes in the U.S. political environment and changes to regulatory agencies;

•	changes in trade policies and the imposition of tariffs and other trade barriers in the jurisdictions where we source our materials or sell our products;

•	our ability to evaluate and measure our current business and future prospects;

•	our ability to compete and succeed in highly competitive and evolving industries;

•	our ability to respond and adapt to changes in technology, including the rapid technological change in AI hardware that could render our GPU and data center infrastructure obsolete;

•	the cost and adequacy of insurance coverage and increases in the number or severity of insurance and claims expenses;

•	our ability to protect our intellectual property and to develop, maintain and enhance strong brands;

•	disruptions in our information technology systems, including, but not limited to, system failures, cyber-attacks, unauthorized physical or electronic access, or other natural or man-made incidents or disasters; and

•	our ability to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the impact of any steps taken to maintain such compliance on our operations, stock price and future access to capital.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including, but not limited to, those discussed in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Part II, Item 1A (Risk Factors) of this Quarterly Report as well as in Part I, Item 1 (Business) and Item 1A (Risk Factors and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on April 13, 2026 (the "2025 Annual Report"). In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on such forward-looking statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report to “Azio AI,” the “Company,” “we,” “our,” and “us” refer to Azio AI Holdings, Inc., a Delaware corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$141,955	$358,966
Accounts receivable, net of allowance of $0 and $0 respectively	—	—
Receivable from related party, net of allowance of $7,808 and $6,082 respectively	2,356,946	1,196,253
EPA fulfillment asset	1,342,966	1,503,477
Prepaid expenses	202,399	237,610
Other current assets	72,460	188,074
Total current assets	$4,116,726	3,484,380
Property and equipment, net	9,225,389	475,959
Right-of-use asset	1,994,787	485,482
Other non-current assets	221,995	221,995
Total assets	$15,558,897	$4,667,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,254,898	$3,581,715
Deferred revenue	1,544,000	1,544,000
EPA contract liability	5,146,066	5,169,691
Accrued liabilities	2,027,076	2,257,953
Operating lease liability - short-term	681,155	229,899
Debt - current	9,267,852	505,759
Total current liabilities	$26,921,047	13,289,017
Long-term liabilities
Operating lease liability - long-term	1,020,844	306,904
Total liabilities	$27,941,891	13,595,921

Stockholders’ deficit:
Preferred stock, 5,000,000 authorized, $0.00001 par value per share, none issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock, 350,000,000 authorized, $0.00001 par value per share, 13,677,497 and 7,736,129 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	137	78
Additional paid-in capital	110,829,668	103,660,277
Accumulated deficit	(123,212,799)	(112,588,460)
Total stockholders’ deficit	$(12,382,994)	(8,928,105)
Total liabilities and stockholders’ deficit	$15,558,897	$4,667,816

See Accompanying Notes to Unaudited Consolidated Financial Statements.

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales, net	$2,662,887	$1,047,029	$4,911,508	$1,637,595
Cost of sales	2,591,558	2,504,746	5,028,791	2,975,921
Gross profit	$71,329	$(1,457,717)	$(117,283)	(1,338,326)

Operating expenses
General and administrative	5,796,429	2,751,788	9,368,866	6,354,896
Consulting	—	—	—	46,511
Research and development	12,000	590,121	22,000	688,519
Goodwill impairment charge	—	—	—	10,103,048
Total operating expenses, net	5,808,429	3,341,909	9,390,866	17,192,974
Loss from operations	$(5,737,100)	$(4,799,626)	$(9,508,149)	$(18,531,300)
Other (expense)/income:
Interest income (expense), net	$—	$303	50	11,056
Loss on conversion and changes in fair value of convertible notes and debentures	(893,630)	(366,908)	(1,000,627)	(650,701)
Other expense	(6,686)	19,494	(115,613)	(12,173)
Total other expense	$(900,316)	$(347,111)	$(1,116,190)	(651,818)
Loss before income taxes	(6,637,416)	(5,146,737)	(10,624,339)	(19,183,118)
Income tax expense	—	—	—	—
Net loss	$(6,637,416)	$(5,146,737)	$(10,624,339)	$(19,183,118)
Net loss per share to common stockholders:
Basic and diluted	$(0.46)	$(2.01)	$(0.78)	$(8.10)
Weighted average shares used in the computation of net loss per share:
Basic and diluted	14,338,211	2,556,204	13,644,579	2,369,404

See Accompanying Notes to Unaudited Consolidated Financial Statements.

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	7,736,129	$78	$103,660,277	$(112,588,460)	$(8,928,105)
Common stock issued for cash	4,570,837	46	2,677,044	—	2,677,090
Common stock issued from convertible notes conversion	623,753	6	358,652	—	358,658
Warrants issued in conjunction with debentures	—	—	606,921	—	606,921
Warrants issued as deferred financing costs	—	—	1,070,464	—	1,070,464
Stock based compensation	—	—	25,508	—	25,508
Net loss	—	—	—	(3,986,923)	(3,986,923)
Balance, March 31, 2026	12,930,719	$130	$108,398,866	$(116,575,383)	$(8,176,387)
Common stock issued for cash	20,000	—	47,716	—	47,716
Warrants exercised	291,778	3	2,915	—	2,918
Partial repayment of debenture through common stock issuance	435,000	4	702,135		702,139
Stock based compensation	—	—	1,678,036	—	1,678,036
Net loss	—	—	—	(6,637,416)	(6,637,416)
Balance, June 30, 2026	13,677,497	$137	$110,829,668	$(123,212,799)	$(12,382,994)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,987,262	$20	$94,383,917	$(73,461,474)	$20,922,463
Common stock issued from convertible notes conversion	323,378	3	1,738,202	—	1,738,205
Stock based compensation	—	—	546,576	—	546,576
Net loss	—	—	—	(14,036,381)	(14,036,381)
Balance, March 31, 2025	2,310,640	$23	$96,668,695	$(87,497,855)	$9,170,863
Common stock issued from convertible notes conversion	909,418	9	1,842,797	—	1,842,806
Stock based compensation	—	—	40,479	—	40,479
Net loss	—	—	—	(5,146,737)	(5,146,737)
Balance, June 30, 2025	3,220,058	32	98,551,971	(92,644,592)	5,907,411

See Accompanying Notes to Unaudited Consolidated Financial Statements.

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,624,339)	$(19,183,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,082	559,255
Loss on conversion and changes in fair value of convertible notes	1,000,627	650,701
Goodwill impairment charge	—	10,103,048
Stock based compensation expense	1,703,544	587,055
Changes in assets and liabilities:
Accounts receivable	—	576,374
Receivable from related party	(1,160,693)	(1,161,947)
Inventory	—	1,560,698
Inventory deposits	—	(2,743,291)
EPA fulfillment asset	160,511	—
Prepaid expenses	35,211	768,810
Other current assets	115,614	10,313
Other non-current assets and right-of-use assets	(1,509,305)	(568,154)
Accounts payable	459,390	694,769
EPA contract liability	(23,625)	—
Accrued liabilities	(230,876)	(32,666)
Deferred revenue	—	2,284,415
Other liabilities	1,165,196	508,381
Net cash used in operating activities	$(8,731,663)	$(5,385,357)
Cash flows from investing activities:
Purchase of property and equipment	$(4,712,719)	(176,828)
Net cash used in investing activities	$(4,712,719)	(176,828)
Cash flows from financing activities:
Proceeds from issuance of common stock	$2,724,806	—
Proceeds from issuance of debenture	10,535,000	—
Proceeds from warrants exercised	2,918	—
Proceeds from issuance of convertible note	—	4,750,500
Proceeds from issuance of other debt	109,061	—
Principal repayments on other debt	(144,414)	(187,255)
Net cash provided by financing activities	$13,227,371	4,563,245
Net change in cash, restricted cash and cash equivalents	(217,011)	(998,940)
Cash and cash equivalents at the beginning of the period	358,966	1,941,181
Cash and cash equivalents at the end of the period	$141,955	$942,241
Supplemental cash flow disclosures:
Cash paid for interest expense	$5,147	$8,804
Non-cash transfer of inventory deposits to property and equipment	$—	$1,314,971
Common stock issued from convertible notes conversion	$358,658	$3,581,011
Partial repayment of debenture through common stock issuance	$702,139	$—
Capital expenditures unpaid on June 30, 2026 and June 30, 2025	$4,213,544	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

AZIO AI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Azio AI Holdings Inc. (formerly Envirotech Vehicles, Inc.), including its consolidated subsidiaries ("we," "us," "our," or the "Company"), is a United States ("U.S.") is a developer and operator of scalable artificial intelligence ("AI") infrastructure and data center solutions. The Company also has four business segments: (1) electric vehicles, (2) medical supplies, (3) AI data infrastructure, and (4) drones. See Note 11 - Segment Reporting for additional disclosures.

On July 2, 2026, the Company acquired Azio AI Corporation (“Legacy Azio") pursuant to the merger of EV-AZ Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”) with and into Legacy Azio, pursuant to which Legacy Azio was the surviving corporation and became a wholly owned subsidiary of the Company (the “First Merger”) and immediately following the effective time of the First Merger (the “First Effective Time”), Legacy Azio merged with and into Azio AI, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Second Merger Sub” and, together with the First Merger, the “Mergers”), pursuant to which Second Merger Sub was the surviving entity and became a wholly owned subsidiary of the Company, in accordance with the terms of the Amended and Restated Agreement and Plan of Merger, dated July 2, 2026 (the “Merger Agreement” and the transactions contemplated thereby, the “Azio Acquisition”)), by and among the Company, Legacy Azio, First Merger Sub and Second Merger Sub. The Azio Acquisition will allow the Company to enhance its AI infrastructure business segment to offer the following services:

●	Artificial intelligence ("AI") datacenter deployment
●	Enterprise GPU compute
●	Digital power infrastructure
●	Data center development and digital asset infrastructure

See Note 12 - Subsequent Events for further disclosures.

2.	Summary of Significant Accounting Policies

Basis of Presentation—These unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the years ended  December 31, 2025 and 2024 included in the 2025 Annual Report. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation—The accompanying financial statements reflect the consolidation of the financial statements of Azio AI Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Going Concern—The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained significant losses and negative cash flows from operations and is dependent on the overall improvement of its operating activities as well as debt and equity financings to fund its operations. The Company incurred a net loss of $6,637,416 and $10,624,339 for the three and six months ended June 30, 2026, respectively. The Company incurred a net loss of $5,146,737 and $19,183,118 for the three and six months ended June 30, 2025, respectively. Cash used in operating activities was $8,731,663 and $5,385,357 for the six months ended June 30, 2026 and 2025, respectively. Accumulated deficit was $123,212,799 and $112,588,460 as of June 30, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As more fully described above under “Debenture Financing,” we closed the initial tranche of Debentures on March 6, 2026, resulting in net proceeds of $3,815,000, and closed the second tranche on May 7, 2026, resulting in net proceeds of $5,850,000.

Subsequent to June 30, 2026, we expanded our operations into the artificial intelligence and data center infrastructure sector through the Azio Acquisition. A significant portion of the capital raised to date and expenditures incurred in connection with these operations has been deployed toward infrastructure, equipment, site development and other expenditures intended to establish the foundation for commissioning and operating revenue-producing AI data center capacity.

Management's plans to address the conditions giving rise to substantial doubt include: (i) commissioning and placing into service income-producing data center capacity; (ii) generating revenue from hosting, infrastructure and equipment sales arrangements; (iii) obtaining project-level financing to fund additional data center development and expansion; (iv) raising additional capital through debt or equity financings, as appropriate; and (v) managing operating expenditures as the Company's AI infrastructure operations scale.

Future financing proposals, indications of interest and other preliminary commitments may be subject to due diligence, definitive documentation, satisfaction of closing conditions and other contingencies and, unless and until definitive agreements are executed and applicable conditions are satisfied, there can be no assurance that such financing will be consummated on acceptable terms or at all. There can also be no assurance as to the timing of commissioning additional data center capacity, the amount or timing of revenues generated from such capacity, the realization of anticipated benefits from the Azio Acquisition, or the Company's ability to achieve positive operating cash flows.

Accordingly, while management believes that its strategic assets, commercial pipeline, financing alternatives and planned commencement and expansion of revenue-generating AI data center operations provide a basis for its plans to improve liquidity and operating results, these plans are not considered probable of being fully implemented within the applicable assessment period to the extent necessary to alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis other than the debentures and warrants disclosed in Note 4 - Debt, in which the Company has elected the fair value option for the debentures.

Revenue Recognition—The Company recognizes revenue from the sales of zero-emission electric vehicles and vehicle maintenance and inspection services and delivery of medical supplies to the customers of its related party. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recorded net revenue of $0 and $0 from the sale of electric vehicles for the three and six months ended June 30, 2026. The Company recorded net revenue of ($25,237) and $348,063 for the three and six months ended June 30, 2025, respectively, for the Company's electric vehicles segment. The Company recorded net revenue of $2,662,887 and $4,911,508 for the three and six months ended June 30, 2026, respectively, for the Company's medical supplies segment. The Company recorded net revenue of $1,072,266 and $1,289,532 for the three and six months ended June 30, 2025, respectively, for the Company's medical supplies segment. Revenue equal to the accrued labor costs is recorded initially when such costs are incurred. This represents a change in the Company’s billing process as billing errors based on the contractual terms were identified with the related party. The Company concluded that the impact of correcting the billing errors is immaterial and accordingly, the Company recorded an out-of-period adjustment in 2026 to revenue and cost of sales. The profit margin is recognized as revenue upon final delivery of medical supplies to a third-party customer. One customer, a related party, accounted for 100% of the net revenue for the three and six months ended June 30, 2026 for the Company's medical supplies segment.  See Note 8 - Related Party Transactions for further disclosures.

In applying ASC 606, the Company is required to:

(1)	identify any contracts with customers;

(2)	determine if multiple performance obligations exist;

(3)	determine the transaction price;

(4)	allocate the transaction price to the respective obligation; and

(5)	recognize the revenue as the obligation is satisfied.

Product revenue primarily includes the sale of electric trucks and cargo vans. These sales represent a single performance obligation and revenue is recognized when the vehicle is delivered, the customer has accepted the vehicle and signed the appropriate documentation acknowledging receipt of the vehicle. At this time, revenue is recognized. Product revenue for the electric vehicles segment for the three and six months ended June 30, 2026 was $0.

Other revenue for the electric vehicles segment for the three and six months ended June 30, 2026 was $0 and $0, respectively.

Medical supply revenue is initially recognized to the extent of incurred labor costs while the profit margin is recognized when the medical supplies are delivered to the third-party customer.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The recorded value of our cash and cash equivalents approximates their fair value. See Concentration of Credit Risk below in this Note.

Marketable Securities—The Company invests in short-term, highly liquid, marketable securities, such as U.S. Treasury notes, U.S. Treasury bonds, and other government-backed securities. The Company classifies these marketable securities as held-to-maturity, as the intent is not to liquidate them prior to the respective stated maturity date. The Company had no marketable securities at both June 30, 2026 and December 31, 2025.

Accounts Receivable and Allowance for Doubtful Accounts— The accounts receivable balance relates to the Company's electric vehicles segment. The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and financial condition of its customers. The Company does not generally require collateral for its accounts receivable. The Company had trade accounts receivable of $0 as of  June 30, 2026 and a recorded allowance for doubtful accounts of $0, resulting in a net trade accounts receivable balance of $0. The Company had trade accounts receivable of $0 as of  December 31, 2025 and an allowance for doubtful accounts of $0, resulting in a net trade receivable balance of $0.

Receivable from Related Party and Allowance for Doubtful Accounts—The receivable from related party relates to the Company's medical supplies segment. The allowance for doubtful accounts is established by reviewing several factors, including historical collection experience, current aging of the customer account and financial condition of its customer. The Company had receivable from related party of $2,364,754 and a recorded allowance of $7,808, resulting in a net receivable from related party of $2,356,946 as of June 30, 2026. The Company had a receivable from related party of $1,202,335 and a recorded allowance of $6,082, resulting in a net receivable from related party of $1,196,253 as of December 31, 2025.

Inventory and Inventory Valuation Allowance—The Company records inventory at the lower of cost or market, and uses a First In, First Out valuation methodology and establishes an inventory valuation allowance for vehicles that it does not intend to sell in the future or when their cost has fallen below net realizable value. The Company had finished goods inventory on hand of $6,040,410 as of June 30, 2026 and recorded an inventory valuation allowance of $6,040,410 related to vehicles that the Company does not intend to sell in the future, resulting in a net inventory balance of $0 at  June 30, 2026. The Company had finished goods inventory on hand and a related inventory valuation allowance of $6,040,410 and $6,040,410, respectively, as of December 31, 2025, resulting in a net inventory balance of $0 as of December 31, 2025.

Inventory Deposits—Certain of the Company's vendors require the Company to pay upfront deposits before they commence manufacturing its vehicles and then require progress deposits through the production cycle and before the finished vehicles are shipped. These deposits are classified as inventory deposits in the consolidated balance sheets. Upon completion of production acceptance by the Company, and passage of title to the Company from the inventory supplier, deposits are reclassified to inventory. The Company had inventory deposits of $0 and $0 as of  June 30, 2026 and December 31, 2025, respectively.

EPA Fulfillment Asset—These are costs incurred to fulfill the U.S. Environmental Protection Agency ("EPA") school bus contract that are capitalized. These costs will be expensed to cost of goods sold once all the performance obligations stipulated in the EPA school bus contract are satisfied and revenue from the contract is recognized. The balance of EPA fulfillment asset at June 30, 2026 and  December 31, 2025 was $1,342,966 and $1,503,477, respectively.

Other Current Assets—At June 30, 2026, other current assets of $72,460 consist primarily of individually immaterial items.

Income Taxes—The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting for Uncertainty in Income Taxes—The Company evaluates its uncertain tax positions and will recognize a loss contingency when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. At  June 30, 2026 and December 31, 2025, respectively, management did not identify any uncertain tax positions.

Net Loss Per Share—Basic net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the periods presented, the diluted loss per share and basic loss per share calculations are the same as the diluted loss per share calculation would be anti-dilutive.

Diluted net loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares of common stock adjusted for any potentially dilutive debt or equity securities. As of June 30, 2026, 2,051,835 shares of the Company’s common stock were subject to issuance upon the exercise of stock options then outstanding and 1,051,205 shares of the Company’s common stock were subject to issuance upon the exercise of warrants then outstanding. As disclosed in Note 4 - Debt, 1,291,778 warrants with an exercise price of $0.01 per share of the Company's common stock were issued in conjunction with the Company's debenture financing. Of these warrants, 291,778 were exercised at $0.01 during the second quarter of 2026. These warrants are included in the Company's basic net loss per share calculation as the warrants require the holder to pay little consideration to receive the shares upon exercise of the warrant.

Concentration of Credit Risk—The Company has credit risks related to cash and cash equivalents on deposit with a federally insured bank, as at times it exceeds the $250,000 maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Company may maintain cash and short-term securities invested at Arvest Bank, National Association (“Arvest”). Between FDIC and the Securities Investor Protection Corporation (“SIPC”) coverage, funds up to $750,000, which may include cash up to $500,000, are insured. In addition, Arvest provides excess insurance acquired by them from SIPC for unlimited per customer securities up to a $1 billion cap. There were no short-term securities invested at Arvest at June 30, 2026. The Company had a concentration in accounts payable, as two vendors made up greater than 10% individually, and approximately 76% in the aggregate of the outstanding accounts payable balance as of June 30, 2026. The largest creditor at June 30, 2026 was Legacy Azio. The Company had a concentration in accounts payable, as two vendors made up greater than 10% individually, and approximately 54% in the aggregate of the outstanding accounts payable balance as of December 31, 2025.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, or property and equipment, as of June 30, 2026 and  December 31, 2025, respectively.

Research and Development—Costs incurred in connection with the development of new products and manufacturing methods are charged to operating expenses as incurred. Research and development costs were $12,000 and $22,000 during the three and six months ended June 30, 2026, respectively. Research and development costs were $590,121 and $688,519 during the three and six months ended June 30, 2025, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Stock-Based Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Non-cash stock-based compensation expenses of $1,678,036 and $1,703,544 were recorded for the three and six months ended June 30, 2026, respectively. Non-cash stock-based compensation expense of $40,479 and $587,055 were recorded for the three and six months ended June 30, 2025, respectively.

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

EPA Contract Liability—These are amounts related to the EPA school bus program that are expected to be reimbursed to the EPA as a result of the Company's decision to discontinue the electric school bus initiative. The balance of EPA contract liability at June 30, 2026 and  December 31, 2025 was $5,146,066 and $5,169,691, respectively.

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

3.	Property and Equipment, Net

Components of property and equipment, net, consist of the following as of  June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$125,620	$125,620
Leasehold improvements	810,885	380,286
Machinery and equipment	377,521	377,521
Vehicles	417,693	387,693
Construction in progress	8,465,913	—
Test/Demo vehicles	30,685	30,685
Total property and equipment	10,228,317	1,301,805
Less accumulated depreciation	(1,002,928)	(825,846)
Property and equipment, net	$9,225,389	$475,959

Depreciation expense was $113,045 and $177,082 for the three and six months ended June 30, 2026, respectively. Depreciation expense was $56,071 and $114,254 for the three and six months ended June 30, 2025, respectively.

4.	Debt

Notes Payable

On July 15, 2022, the Company entered into an equipment financing agreement with Wells Fargo Bank, N.A. in connection with the purchase of facility grounds equipment. The $25,007 loan is payable over 36 months, beginning in August 2022, with monthly payments of $521. The balance of this note was $1,042 as of June 30, 2026, all of which are classified as Notes Payable - current on the Company's unaudited condensed consolidated balance sheets as of  June 30, 2026.

On June 15, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance its directors' and officers' insurance coverages. The $140,400 loan is payable over nine months, beginning in July 2025, and bears interest at 8.24% with monthly payments of $14,576. The balance of this note was $0 as of  June 30, 2026.

On August 28, 2025, the Company entered into a premium financing agreement with AFCO Insurance Premium Finance to finance certain insurance coverages other than its directors' and officers' insurance coverages. The $114,140 loan is payable over eleven months, beginning in September 2025, and bears interest at 8.24% with monthly payments of $7,809 and an initial down payment of $39,515. The balance of this note, including accrued interest, was $46,457 as of June 30, 2026.

On January 1, 2026, the Company entered into a premium financing agreement with IPFS Corporation to finance certain insurance coverages. The $101,837 loan is payable over 11 months, beginning in February 2026, and bears interest at 7.90% with monthly payments of $7,214 and an initial down payment of $25,435. The balance of this note was $49,515 as of  June 30, 2026.

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

The Company has elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. All debt obligations related to the Promissory Notes have been repaid in full at June 30, 2026.

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

The Company has elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the Company's common stock. The Additional Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. All debt obligations related to the Additional Promissory Notes have been repaid in full at June 30, 2026.

Debenture Financing

On  March 6, 2026, the Company entered into a securities purchase agreement (the “SPA”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase, debentures (the “Debentures”) in the aggregate principal amount of $11,000,000 (the “Subscription Amount”) in two tranches with the purchase price of the Debentures in each tranche being equal to 96% of the Subscription Amount to be purchased. The closing of the initial tranche of Debentures occurred on  March 6, 2026 (the “First Closing”), in which the Company issued Debentures in the aggregate principal amount of $4,000,000 (the “First Closing Debentures”) to the Investor. Pursuant to the SPA, the Company and the Investor have agreed that the closing of the second tranche of the remaining $7,000,000 in aggregate principal amount of the Debentures (the “Second Closing” and such Debentures, the “Second Closing Debentures”) will occur on or before the first business day after the Company’s filing of the registration statement with Securities and Exchange Commission registering the resale of the shares of the Company’s common stock issuable upon exercise of the Warrants (as defined below) and no less than 10,000,000 shares of the Company’s common stock issuable pursuant to the A&R SEPA (such registration statement, the “Resale Registration Statement”), has been declared effective and subject to the satisfaction or waiver of customary closing conditions set forth in the SPA. The sale of the Debentures to the Investor resulted in gross proceeds to us of approximately $10,535,000, after deducting a one-time due diligence and structuring fee to the Investor of $25,000 but before deducting any other fees and expenses.

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

Net proceeds of $3,815,000 received in the First Closing were allocated to the Debentures and Warrants based on their relative fair values on the First Closing. The Debentures are classified as Short-term Notes Payable and the Warrants which were equity classified on the Company's unaudited condensed consolidated balance sheets. The Second Closing occurred on May 6, 2026 and net proceeds of $5,850,000 were received (net of commission expense of $870,000 and discount of $280,000). The Company elected the fair value option for the Debentures and as a result, recorded an unrealized loss of $893,630 and $1,000,627 for the three and six months ended June 30, 2026, respectively, on the Company's unaudited condensed consolidated income statements.

The following table depicts the future annual minimum payments of the Company's outstanding debt as of June 30, 2026:

Amount
Remainder of 2026	$6,676,025
2027	4,037,397
Total Payments	$10,713,422

5.	Stockholders’ Equity

The Company has 5,000,000 authorized shares of its preferred stock, par value $0.00001 per share, on June 30, 2026 and December 31, 2025. There was no outstanding shares of preferred stock on June 30, 2026 and December 31, 2025.

The Company has 350,000,000 authorized shares of its common stock, par value $0.00001 per share, of which 13,677,497 and 7,736,129 shares of the Company's common stock were outstanding on June 30, 2026 and December 31, 2025, respectively.

A&R SEPA

On September 23, 2024, the Company entered into the Original SEPA, which was amended and restated pursuant to the A&R SEPA on October 31, 2024. Pursuant to the A&R SEPA, except for so long as there is a balance outstanding under the Promissory Notes and the Additional Promissory Notes and subject to certain limitations and conditions set forth therein, the Company has the right, but not the obligation, to sell to the Investor, and the Investor agreed to purchase from the Company, an aggregate amount of up to $25,000,000 of shares of the Company’s common stock at the Company's request, from time to time, until November 1, 2027. There are no outstanding obligations related to the A&R SEPA at June 30, 2026. See Note 4 – Debt.

6.	Stock Warrants

The Company’s outstanding warrants as of June 30, 2026 are summarized as follows, and all were exercisable at that date.

	Number of Shares	Exercise Price	Remaining Contractual Life (years)
Outstanding warrants expiring September 11, 2026	51,205	$16.60	0.20
Outstanding warrants expiring March 6, 2031	1,000,000	$0.01	4.68
Outstanding warrants at June 30, 2026	1,051,205

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

March 2026 Warrants

As disclosed in Note 4 - Debt, the Company issued to the Investor Warrants to purchase up to 1,291,778 shares of the Company’s common stock at an exercise price of $0.01 per share in conjunction with the issuance of the Debentures during the first quarter of 2026. The Warrants are immediately exercisable and will expire 60 months from the date of issuance. The Warrants include customary adjustment provisions for stock splits, combinations and similar events. During the second quarter of 2026, 291,778 warrants were exercised at the exercise price of $0.01 per share.

7.	Stock Options

The outstanding options at  June 30, 2026 consisted of the following:

			Weighted
			Average
			Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(years)
Outstanding at December 31, 2025	977,250
Options Granted at $2.19 Exercise Price	1,394,400	$2.19
Options Expired at $22.00 Exercise Price	(1,000)	$22.00
Options Expired at $15.00 Exercise Price	(80,000)	$15.00
Options forfeited at $22.00 Exercise Price	(1,000)	$22.00
Options forfeited at $90.00 Exercise Price	(25,000)	$90.00
Options forfeited at $20.00 Exercise Price	(25,000)	$20.00
Options forfeited at $24.00 Exercise Price	(9,090)	$24.00
Options forfeited at $21.00 Exercise Price	(47,650)	$21.00
Options forfeited at $21.10 Exercise Price	(131,075)	$21.10
Outstanding at June 30, 2026	2,051,835
Outstanding Options at $90.00 Exercise Price	675	$90.00	4.48
Outstanding Options at $262.00 Exercise Price	675	$262.00	2.05
Outstanding Options at $21.00 Exercise Price	11,200	$21.00	7.03
Outstanding Options at $21.10 Exercise Price	5,385	$21.10	7.72
Outstanding Options at $26.60 Exercise Price	2,500	$26.60	7.62
Outstanding Options at $27.50 Exercise Price	200,000	$27.50	0.60
Outstanding Option at $17.60 Exercise Price	10,000	$17.60	7.97
Outstanding Options at $14.90 Exercise Price	2,000	$14.90	7.93
Outstanding Options at $2.50 Exercise Price	415,000	$2.50	8.70
Outstanding Options at $2.12 Exercise Price	10,000	$2.12	8.89
Outstanding Options at $2.19 Exercise Price	1,394,400	$2.19	9.88
Outstanding at June 30, 2026	2,051,835

As of  June 30, 2026, 1,847,279 of the outstanding stock options were exercisable. Unrecognized compensation for unvested shares was $55,742 as of June 30, 2026.

As of June 30, 2026, the outstanding stock options had intrinsic value of $0.

On  May 22, 2026, the Compensation Committee of the Company's Board of Directors granted the Company's non-employee directors and certain executives and consultants of the Company options to purchase 1,394,400 shares of common stock at an exercise price of $2.19 per share, all of which vested immediately upon grant and expire on the tenth anniversary of the grant date. The fair values of these options were calculated using the Black-Scholes valuation methodology. The inputs used are: (1) risk-free rate of 4.31%, (2) expected term of 5 years, (3) variability of 56.3% and (4) exercise price of $2.19.

Performance Options

On February 28, 2024, the Company issued options to an external party to purchase 200,000 shares of the Company's common stock at an exercise price of $27.50 per share, contingent upon achieving certain sales targets. On June 30, 2026, the sales targets were not met and therefore, no compensation expense was recorded for the six months ended June 30, 2026. The Company does not believe that the criteria will be met. These options expire on February 5, 2027.

8.	Related Party Transactions

The Company has entered into lease agreements with SRI Professional Services, Incorporated (“SRI”), pursuant to which the Company leases equipment used in connection with the operation of its business (the “SRI Equipment Leases”). Phillip W. Oldridge, the Company’s former Chief Executive Officer and Chairman of the Board, serves as an executive officer and a member of the board of directors of SRI. Two of the SRI Equipment Leases provide for the leasing of two vehicles that commenced on  January 1, 2020 and the combined rent under such leases is $3,880 per month, and a third SRI Equipment Lease provides for a trailer lease that commenced on  December 1, 2019, under which the rent is $3,891 per month. The total monthly payment obligation of the Company under the SRI Equipment Leases is $7,771. The Company recorded rent expense of $23,312 and $23,312 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded rent expense of $46,624 and $46,624 for the six months ended June 30, 2026 and 2025, respectively.

The Company has entered into a commercial lease agreement (the “ABCI Office Lease”) with Alpha Bravo Charlie, Inc. (“ABCI”) that commenced on  April 1, 2020, for the lease of office space in Porterville, California. The monthly rent for this facility is approximately $5,000. Phillip W. Oldridge, the Company’s former Chief Executive Officer and Chairman of the Board, is a director of ABCI. The Company recorded rent expense of $15,000 and $15,000 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded rent expense of $30,000 and $30,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company expensed $131,000 and $45,000 for the three months ended June 30, 2026 and 2025, respectively, to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as an executive officer of the Company in lieu of wages. The Company expensed $262,000 and $90,000 for the six months ended June 30, 2026 and 2025, respectively, to Shell Castle LLC, an entity owned by Jason Maddox for services rendered as an executive officer of the Company in lieu of wages.

The Company also expensed $131,000 and $45,000 for the three months ended June 30, 2026 and 2025, respectively, to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as an executive officer of the Company in lieu of wages. The Company also expensed $262,000 and $90,000 for the six months ended June 30, 2026 and 2025, respectively, to Met Consulting LLC, an entity owned by Elgin Tracy for services rendered as an executive officer of the Company in lieu of wages.

All revenue earned for the three and six months ended June 30, 2026 and 2025 by the Company's medical supplies segment was from Maddox Medical Corp. ("Maddox Medical"), a company owned by Jason Maddox, Chief Financial Officer of the Company, through a contract that Maddox Medical holds with a third party (that supplies medical gowns, among other things, to the federal government) that is fulfilled by Maddox Industries, a wholly-owned subsidiary of the Company.

The Company also maintains a procurement contract for electric vehicles and their components and accessories with EVTV Canada, a related party whereby one of its officers holds a significant number of shares in the Company.

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Medical (with renewal options), an entity of which Jason Maddox, the Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its corporate and administrative operations. See Note 10 - Leases for additional disclosures.

On April 1, 2026, the Company entered into a nine-month lease arrangement with CAVOK Air Texas LLC ("CAVOK") (with automatic one-year renewals), an entity related to certain executives of the Company for vehicle storage.

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

The litigation was previously scheduled for trial in 2024; however, the trial was adjourned by consent of the parties. As of  June 30, 2026,, no new trial date has been set, limited discovery has been conducted, and there has been no material activity in the proceedings during fiscal year 2025. The matter remains in an early procedural stage.

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

Lawsuit against Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC

On  December 8, 2025, the Company and Maddox Defense, Inc. (“Maddox Defense”), an entity wholly owned by Jason Maddox, the Company’s Chief Financial Officer, sued Efraim Diveroli, Kingbird Ventures LLC, VD Acquisitions, LLC, Bront Bird, and Karla Mae Capital, LLC in the Southern District of California, alleging that defendants, acting individually and in concert with one another, engaged in coercive and extortionate activities, including through abuse of the legal process, in an attempt to force the Company into unwanted transactions, including with Fenix Oro, a gold-mining enterprise. The Company asserted claims for civil extortion; RICO, 18 U.S.C. § 1962(c); fraudulent inducement; tortious interference with contract; tortious interference with prospective economic relations; abuse of process; declaratory relief; injunctive relief; civil conspiracy; and unfair competition, Bus. & Prof. Code § 17200. On  January 7, 2026, the claims against Bront Bird and Karla Mae Capital were voluntarily dismissed with prejudice. No responsive pleadings have been filed. No scheduling order has been entered, nor has a trial date been set. While the Company believes that its claims have merit, even if there is an unfavorable outcome, the Company does not expect to be subjected to a material loss.

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

The Company’s claims are based on alleged contractual breaches and professional failures related to MaloneBailey’s audit engagement. The Company is seeking damages and other relief deemed appropriate by the court. As of June 30, 2026, the litigation is in its early stages. The complaint was recently filed, and no substantive rulings have been issued by the court. The Company cannot predict the timing or outcome of this matter.

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

On April 1, 2026, the Company entered into a nine-month lease arrangement with CAVOK Air Texas LLC ("CAVOK") (with automatic one-year renewals). This lease is treated as an operating lease in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases. The Company shall fund approximately $250,000 in parking lot and infrastructure improvements associated with grading, stabilization, drainage, striping, lighting, electrical preparation, charging-readiness, staging areas, asphalt and concrete work, and related site improvements supporting approximately 100 vehicle parking and charging spaces.

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

On April 1, 2025, the Company entered into a three-year sub-lease arrangement with Maddox Medical (with renewal options), an entity of which Jason Maddox, the Chief Financial Officer of the Company, is the sole stockholder, to lease a facility in Houston, Texas for its corporate and administrative operations. This lease is treated as an operating lease in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such leases.

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

Quantitative information regarding the Company’s leases is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease expenses
Operating lease expenses	$247,051	$99,863	$319,436	$138,175
Short-term lease expenses	70,950	50,747	140,050	97,573
Total lease cost	$318,001	$150,610	$459,486	$235,748

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$176,954	$97,402	$236,045	$135,714
Weighted-average remaining lease term (in years):
Operating leases	2.37	2.18	2.37	2.18
Weighted-average discount rate:
Operating leases	14%	14%	14%	14%

Future minimum payments under operating leases are as follows:

Remainder of 2026	$428,909
2027	865,192
2028	547,217
2029	115,500
Total payments	$1,956,818

11.	Segment Reporting

The Chief Operating Decision Maker is the Chief Executive Officer, who reviews the segment operating results in order to allocate resources and assess performance.

The Company has identified four segments:

(1) Electric vehicles,

(2) Medical supplies,

(3) Artificial Intelligence ("AI") Infrastructure, and

(4) Drones.

The electric vehicle segment consists of sales of commercial electric vehicles to customers. A significant portion of such sales are through state subsidized or funded programs. The medical supplies segment consists solely of sales to Maddox Medical, a related party based on an agreement to supply refurbished medical gowns on a cost-plus pricing arrangement. Through the Company's drone operations, it is also diversifying its portfolio of assets by engaging in the future production and supply of drones that will be used in the agricultural environment as well as engaging in AI activities. Currently, activity within the drones segment is limited to start up expenses and research and development activities. AI expenses are primarily lease expenses.

The tables below summarizes the operating results of the Company's segments for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30, 2026
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$-	$2,662,887	$-	$-	$-	$2,662,887
Operating Income (Loss)	$(205,381)	$(133,282)	$(148,000)	$-	$(5,250,437)	$(5,737,100)
Interest income (expense), net						-
Loss on conversion and changes in fair value of convertible notes						(893,630)
Other expense						(6,686)
Income tax expense						-
Net loss						$(6,637,416)

	Three months ended June 30, 2025
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$(25,237)	$1,072,266	$-	$-	$-	$1,047,029
Operating loss	$(3,274,582)	$(951,437)	$-	$(573,607)	$-	$(4,799,626)
Interest income (expense), net						303
Loss on conversion and changes in fair value of convertible notes						(366,908)
Other expense						19,494
Income tax expense						-
Net loss						$(5,146,737)

	Six months ended June 30, 2026
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$-	$4,911,508	$-	$-	$-	$4,911,508
Operating Income (Loss)	$(426,877)	$(178,271)	$(197,333)	$(10,000)	$(8,695,668)	$(9,508,149)
Interest income (expense), net						50
Loss on conversion and changes in fair value of convertible notes						(1,000,627)
Other expense						(115,613)
Income tax expense						-
Net loss						$(10,624,339)

	Six months ended June 30, 2025
	Electric vehicles	Medical Supplies	AI Data Infrastructure	Drones	Corporate	Total
Sales, net	$348,063	$1,289,532	$-	$-	$-	$1,637,595
Operating loss	$(16,524,991)	$(1,339,675)	$-	$(666,634)	$-	$(18,531,300)
Interest income (expense), net						11,056
Loss on conversion and changes in fair value of convertible notes						(650,701)
Other expense						(12,173)
Income tax expense						-
Net loss						$(19,183,118)

12.	Subsequent Events

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

As disclosed in Note 1 - Organization and Operations, on July 2, 2026, the Company acquired Legacy Azio pursuant to the Merger Agreement. The Merger Agreement amended and restated in its entirety the prior merger agreement between the parties entered into and announced on May 19, 2026. At the closing of the Azio Acquisition, the Company issued to former Legacy Azio stockholders (i) 2,460,351 shares of the Company's common stock, representing no more than 19.9% of the Company's outstanding common stock immediately prior to the closing, net of 194,807 shares issuable upon conversion of $150,000 aggregate principal amount of Legacy Azio convertible notes assumed by the Company, and (ii) 973,450 shares of the Company's Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”). No fractional shares were issued. Any fractional interests were aggregated and any remaining fractional shares were rounded up to the nearest whole share. Each share of Series A Preferred Stock is convertible into 100 shares of common stock upon approval by the Company's stockholders of a proposal to permit such conversion under Nasdaq Listing Rule 5635.

The Company is currently evaluating the accounting treatment of the Azio Acquisition, including whether it will be accounted for as a business combination under ASC 805 and, if so, the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Because the acquisition occurred after June 30, 2026, the Company’s consolidated financial statements as of and for the six months ended June 30, 2026 do not reflect the effects of the Azio Acquisition. The Company will include the required disclosures under ASC 805, in its Quarterly Report on Form 10-Q for the quarter in which the Azio Acquisition occurred.

Subsequent to the closing of the Azio Acquisition, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), to change its corporate name to “Azio AI Holdings, Inc.” (the “Name Change”), which was effective upon filing. In connection with the Name Change, the Company’s common stock commenced trading under the symbol “AZIO”, effective at the open of trading on July 13, 2026. The Company’s Board of Directors also amended and restated the Company’s Amended and Restated Bylaws to reflect the Name Change to be effective as of the effective time of the Certificate of Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and notes thereto included in our 2025 Annual Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under the “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report.

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

For the three months ended June 30, 2026 and 2025, we generated sales revenue of $2,662,887 and $1,047,029 respectively, and our net loss for the three months ended June 30, 2026 and 2025 was $6,637,416 and $5,146,737, respectively. Included in our net loss for the three months ended June 30, 2026 is a loss on conversion and changes in fair value of convertible notes of $893,630. Included in our net loss for the three months ended June 30, 2025 is a loss on conversion and changes in fair value of convertible notes of $366,908.

For the six months ended June 30, 2026 and 2025, we generated sales revenue of $4,911,508 and $1,637,595 respectively, and our net loss for the six months ended June 30, 2026 and 2025 was $10,624,339 and $19,183,118, respectively. Included in our net loss for the six months ended June 30, 2026 is a loss on conversion and changes in fair value of convertible notes of $1,007,627. Included in our net loss for the six months ended June 30, 2025 is a loss on conversion and changes in fair value of convertible notes of $650,701 and a non-cash impairment charge of $10,103,048 for goodwill.

Merger with Azio AI Corporation ("Legacy Azio")

As disclosed in Note 1 - Organization and Operations to the consolidated financial statements included in this Quarterly Report, on July 2, 2026, the Company acquired Legacy Azio pursuant to the Amended and Restated Agreement and Plan of Merger, dated July 2, 2026 (the “Merger Agreement” and the transactions contemplated by the Merger Agreement, the “Azio Acquisition”), by and among the Company, Legacy Azio, EV-AZ Merger Sub, Inc., a wholly owned subsidiary of the Company (“First Merger Sub”), and Azio AI, LLC, a wholly owned subsidiary of the Company (“Second Merger Sub”). The Merger Agreement amended and restated in its entirety the prior merger agreement between the parties entered into and announced on May 19, 2026. Pursuant to the Merger Agreement, First Merger Sub merged with and into Legacy Azio, pursuant to which Legacy Azio was the surviving corporation and became a wholly owned subsidiary of the Company (the “First Merger”) and immediately following the effective time of the First Merger (the “First Effective Time”), Legacy Azio merged with and into Azio AI, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Second Merger Sub” and, together with the First Merger, the “Mergers”), pursuant to which Second Merger Sub was the surviving entity and became a wholly owned subsidiary of the Company.

At the closing of the Azio Acquisition, the Company issued to former Legacy Azio stockholders (i) 2,460,351 shares of the Company's common stock, representing no more than 19.9% of the Company's outstanding common stock immediately prior to the closing, net of 194,807 shares issuable upon conversion of $150,000 aggregate principal amount of Legacy Azio convertible notes assumed by the Company, and (ii) 973,450 shares of the Company's Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”). No fractional shares were issued. Any fractional interests were aggregated and any remaining fractional shares were rounded up to the nearest whole share. Each share of Series A Preferred Stock is convertible into 100 shares of common stock upon approval by the Company's stockholders of a proposal to permit such conversion under Nasdaq Listing Rule 5635.

The Azio Acquisition will allow the Company to enhance its AI infrastructure business segment to offer the following services:

●	Artificial intelligence ("AI") datacenter deployment
●	Enterprise GPU compute
●	Digital power infrastructure
●	Data center development and digital asset infrastructure

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

Nasdaq Deficiency Notice

On April 29, 2026, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq (the “Department”) notifying us that, because our stockholders’ equity was below $2,500,000 as reported on the 2025 Annual Report, we no longer meet the minimum shareholders’ equity requirement of $2,500,000 for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(2)(C), the Company had 45 calendar days, or until June 13, 2026, to submit to Nasdaq a plan to regain compliance. If the Company’s plan was accepted, Nasdaq could grant an extension of up to 180 calendar days from the date of the Notice, or until October 26, 2026, to evidence compliance with the Minimum Stockholders’ Equity Requirement.

The Company submitted the required compliance plan to Nasdaq before the June 13, 2026, and on June 18, 2026, the Company received notice from the Department that the Nasdaq staff had determined to grant the Company an extension to regain compliance with the Minimum Stockholders’ Equity Requirement until October 26, 2026 subject to the satisfaction of certain conditions set forth in the notice.

Going Concern and Management’s Plan

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on the overall improvement of our operating activities as well as debt and equity financing to fund operations. We incurred a net loss of $6,637,416 and $10,624,339 for the three and six months ended June 30, 2026, respectively. We incurred a net loss of $5,146,737 and $19,183,118 for the three and six months ended June 30, 2025, respectively. Cash used in operating activities was $8,731,663 and $5,385,357 for the six months ended June 30, 2026 and 2025, respectively. Accumulated deficit was $123,212,799 and $112,588,460 as of June 30, 2026 and December 31, 2025, respectively.

As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the filing of this Quarterly Report. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments that might be necessary if we were unable to continue as a going concern.

As more fully described above under “Debenture Financing,” we closed the initial tranche of Debentures on March 6, 2026, resulting in net proceeds of $3,815,000, and closed the second tranche on May 7, 2026, resulting in net proceeds of $5,850,000.

Subsequent to June 30, 2026, we expanded our operations into the artificial intelligence and data center infrastructure sector through the Azio Acquisition. A significant portion of the capital raised to date and expenditures incurred in connection with these operations has been deployed toward infrastructure, equipment, site development and other expenditures intended to establish the foundation for commissioning and operating revenue-producing AI data center capacity.

Management's plans to address the conditions giving rise to substantial doubt include: (i) commissioning and placing into service income-producing data center capacity; (ii) generating revenue from hosting, infrastructure and equipment sales arrangements; (iii) obtaining project-level financing to fund additional data center development and expansion; (iv) raising additional capital through debt or equity financings, as appropriate; and (v) managing operating expenditures as the Company's AI infrastructure operations scale.

Future financing proposals, indications of interest and other preliminary commitments may be subject to due diligence, definitive documentation, satisfaction of closing conditions and other contingencies and, unless and until definitive agreements are executed and applicable conditions are satisfied, there can be no assurance that such financing will be consummated on acceptable terms or at all. There can also be no assurance as to the timing of commissioning additional data center capacity, the amount or timing of revenues generated from such capacity, the realization of anticipated benefits from the Azio Acquisition, or the Company's ability to achieve positive operating cash flows.

Accordingly, while management believes that its strategic assets, commercial pipeline, financing alternatives and planned commencement and expansion of revenue-generating AI data center operations provide a basis for its plans to improve liquidity and operating results, these plans are not considered probable of being fully implemented within the applicable assessment period to the extent necessary to alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

Components of Results of Operations

Sales

Sales are recognized in accordance with ASC 606, as discussed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report. Under the vehicles segment, sales are recognized from the sales of new, purpose-built zero-emission electric vehicles and from providing vehicle maintenance and safety inspection services. Under the medical supplies segment, revenue is initially recognized to the extent of incurred labor costs while the profit margin is recognized when the medical supplies are delivered to the third-party customer.

Cost of Sales

Cost of sales for our electric vehicles segment includes those costs related to the development, manufacture, and distribution of our electric vehicles. Specifically, we include in cost of sales for our electric vehicles segment each of the following: material costs (including commodity costs); freight costs; labor and other costs related to the development and manufacture of our electric vehicles; and other associated costs. Cost of sales also includes costs related to the valuation of inventory due to impairment, obsolescence, or shrinkage. Cost of sales included in our medical supplies activities include direct labor. The main materials of our medical supplies segment are supplied by the customer and are not included as cost of sales.

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

Provision for Income Taxes

We account for income taxes in accordance with ASC 740 which requires the recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. Because we have incurred only losses to this point, no provision for income taxes has been made in 2026.

Results of Operations

The following discussion compares our results of operations for the three and six months ended June 30, 2026 to the corresponding periods ended June 30, 2025:

Sales

Sales for the three months ended June 30, 2026 and 2025 were $2,662,887 and $1,047,029, respectively. Sales for the three months ended June 30, 2026 of our electric vehicle segment was $0. All sales for the three months ended June 30, 2026 consisted of margin and services associated with the delivery of medical supplies to a related party. Sales for the three months ended June 30, 2025 of our electric vehicle segment were ($25,237) as certain credit memos were issued for operational purposes. Sales of our medical supplies segment consisted of margin and services associated with the delivery of medical supplies totaling $1,072,266 to a related party.

Sales for the six months ended June 30, 2026 and 2025 were $4,911,508 and $1,637,595, respectively. All sales for the six months ended June 30, 2026 consisted of margin and services associated with the delivery of medical supplies to a related party. Sales for the six months ended June 30, 2025 of our electric vehicle segment were $348,063 and consisted primarily of two logistics cargo vans and two cab and chassis trucks. Sales of our medical supplies segment consisted of margin and services associated with the delivery of medical supplies totaling $1,289,532 to a related party.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 and 2025 were $2,591,558 and $2,504,746, respectively. Cost of sales of our electric vehicles segment was $0 and $1,523,713 for the three months ended June 30, 2026 and 2025, respectively. Cost of sales of our medical supplies segment was $2,591,558 and $981,033 for the three months ended June 30, 2026 and 2025, respectively. Cost of sales for our electric vehicles segment was related to the sales of the trucks and a van and additional inventory write-downs while cost of sales for our medical supplies segment was based on a cost-plus pricing structure to a related party.

General and Administrative ("G&A") Expenses

G&A expenses were $5,796,429 and $2,751,788 for the three months ended June 30, 2026 and 2025, respectively. The increase in G&A costs were primarily due to higher payroll and benefit costs due to additional employees and certain payroll increases, higher rent as we needed additional space for our operations, higher legal fees incurred due to increased compliance activities, higher stock compensation due to additional issuances of options that vested in the second quarter of 2026, higher commissions due to second debenture issued in May 2026, partially offset by lower bad debts as all receivables from our electric vehicles segment were written-off at December 31, 2025, lower contract labor, lower licenses, lower utilities as we reduced activity in our Arkansas location, lower insurance costs as we undertook certain cost cutting measures with respect to our policies, lower amortization expense as we wrote-off our intangibles during the second half of 2025 and overall lower costs due to certain cost cutting measures that were implemented.

G&A expenses were $9,368,866 and $6,354,896 for the six months ended June 30, 2026 and 2025, respectively. The increase in G&A costs were primarily due to higher payroll and benefit costs due to additional employees and certain payroll increases, higher rent as we needed additional space for our operations, higher legal fees incurred due to increased compliance activities, higher stock compensation due to higher number of awards, higher commissions due to debentures issued in 2026, partially offset by lower bad debts as all receivables from our electric vehicles segment were written-off at December 31, 2025, lower contract labor, lower licenses, lower utilities as we reduced activity in our Arkansas location, lower amortization expense as we wrote-off our intangibles during the second half of 2025 and overall lower costs due to certain cost cutting measures that were implemented.

Consulting Expenses

Consulting expenses were $0 and $0 for the three months ended June 30, 2026 and 2025, respectively. Consulting expenses were $0 and $46,511 for the six months ended June 30, 2026 and 2025, respectively.

Research and Development ("R&D") Expenses

R&D expenses were $12,000 and $590,121 for the three months ended  June 30, 2026 and 2025, respectively. R&D expenses were $22,000 and $688,519 for the six months ended  June 30, 2026 and 2025, respectively.

Goodwill Impairment Charge

Due to our declining stock price, we conducted an impairment test related to our goodwill in the first quarter of 2025. As a result of this test, we recorded an impairment charge of $10,103,048 related to our goodwill during the first quarter of 2025.

Loss on conversion and changes in fair value of convertible notes

We recorded a non-cash loss on conversion and changes in fair value of convertible notes of $460,404 for the three months ended June 30, 2026 and $366,908 for the three months ended June 30, 2025, on our financial instruments that we elected to measure at fair value. We recorded a non-cash loss on conversion and changes in fair value of convertible notes of $567,401 for the six months ended June 30, 2026 and $650,701 for the six months ended June 30, 2025, on our financial instruments.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Cash flows used in operating activities	$(8,731,663)	$(5,385,357)
Cash flows used in investing activities	(4,712,719)	(176,828)
Cash flows provided by financing activities	13,227,371	4,563,245
Net change in cash, restricted cash and cash equivalents	$(217,011)	$(998,940)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $8,731,663, primarily due to a net loss of $10,624,339 and changes in operating assets and liabilities, net of $988,577, partially offset by non-cash operating charges of $2,881,253. The changes in operating assets and liabilities, net was primarily due to an increase of $1,160,693 in receivable from related party, an increase in other non-current assets and right-of-use assets for $1,509,305, a decrease of $230,876 in accrued liabilities and a decrease in EPA contract liability for $23,625, partially offset by an increase in accounts payable of $459,390, an increase in other liabilities of $1,165,196, a decrease of $160,511 in EPA fulfillment assets, a decrease in prepaid expenses of $35,211 and a decrease of $115,614 in other current assets,

Net cash used in operating activities for the six months ended June 30, 2025 was $5,385,357, primarily due to a net loss of $19,183,118, partially offset by changes in operating assets and liabilities, net of $1,897,702 and non-cash operating charges of $11,900,059. The changes in operating assets and liabilities, net was due a decrease in accounts receivable of $576,374, a decrease in inventory of $1,560,698, a decrease in prepaid expenses and other current assets of $779,123, an increase in accounts payable of $694,769, an increase in deferred revenue of $2,284,415 as a result of fundings from the EPA grants and an increase of $508,381 in other liabilities primarily from the capitalization of the Houston lease, partially offset by an increase in related party receivable of $1,161,947 from our medical supplies segment, an increase in inventory deposits of $2,743,291, an increase in non-current assets of $568,154 primarily from the capitalization of the Houston lease as a right-of-use asset and a decrease in accrued liabilities of $32,666.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $4,712,719, primarily from construction-in-progress for our AI data infrastructure segment.

Net cash used in investing activities during the six months ended June 30, 2025 was $176,828, primarily from the purchase of property and equipment that is used in our current operations.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $13,227,371 primarily from the issuance of debentures totaling $10,535,000, issuance of common stock for $2,724,806 and exercise of 2,918 Warrants (as defined below), partially offset by net loan repayments of $35,353.

Net cash provided by financing activities during the six months ended June 30, 2025 was $4,563,245 primarily from the issuance of the Additional Promissory Notes for $4,750,500 in net proceeds, partially offset by loan repayments of $187,255.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $141,955 and negative working capital of approximately $22,804,321. To date, we have financed our operations primarily through capital raises from issuing common stock. We believe that our existing cash and cash equivalents may not be sufficient to allow us to operate for the next 12 months due to our current and potential liabilities. We may need to raise additional capital through equity or debt issuances. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. We cannot provide any assurance that any new financing will be available on commercially acceptable terms, if at all, or will be completed on a timely basis. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have elected to measure the Promissory Notes at fair value. In estimating the fair value of the Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of the common stock. The Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. All debt obligations under the Promissory Notes were fully satisfied at June 30, 2026.

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

The first tranche of the Additional Pre-Paid Advance was disbursed on February 25, 2025 in the principal amount of $3 million (with net proceeds to us of approximately $2.7 million after deducting discounts and fees) as evidenced by an Additional Promissory Note issued by us to the Investor on February 24, 2025 (the “EVTV-3 Additional Promissory Note”). During 2025, the obligation under the EVTV-3 Additional Promissory Note in the principal amount of $3 million was partially satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock. As a result of this conversion, 2,134,613 shares of our common stock were issued at a weighted average price of $1.51. The remaining principal balance of the EVTV-3 Additional Promissory Note on December 31, 2025, was $50,000. The remaining obligation was fully satisfied through the conversion of the EVTV-3 Additional Promissory Note into shares of our common stock during the first quarter of 2026. As a result of this conversion, 94,657 shares of the common stock were issued at a weighted average price of $0.53.

We have elected to measure the Additional Promissory Notes at fair value. In estimating the fair value of the Additional Promissory Notes, a lattice model is applied. The required inputs include the current stock price, the term, the conversion price, the risk-free rate and volatility of our common stock. The Additional Promissory Notes' fair values are classified as Level 3 under the fair value hierarchy as provided by ASC 820. All debt obligations under the Additional Promissory Notes were fully satisfied at June 30, 2026.

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

The Debentures provide us with an optional redemption right pursuant to which we, at any time, may redeem in cash, in whole or in part, all amounts outstanding under the Debentures prior to the Maturity Date. The redemption amount shall be equal to the outstanding principal balance of the Debentures being redeemed by us, plus all accrued and unpaid interest thereon as of such redemption date. The outstanding principal balance at June 30, 2026 was $10,339,276.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis and will continue increasing those expenditures as deemed necessary in our business operations.

Contractual Obligations

Other than as disclosed in the unaudited consolidated financial statements in Item 1 of this Quarterly Report for the period ended June 30, 2026, we have no contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended June 30, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such time due to the material weakness described below.

In making such conclusion, our management determined that such deficiencies were determined to be material weaknesses that are primarily due to a lack of number of employees since the beginning of the fourth quarter of 2020 and such deficiencies continue through the date of this filing. During such periods and for all periods thereafter through the date of such determination, we increased our reliance on outsourced accounting help. As a result of such changes, our management concluded that we were unable to maintain the levels of resources during such periods at the levels of prior periods, and that such changes to our procedures significantly affected our internal control over financial reporting during the quarter ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent three-month period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 9 - Commitments and Contingencies, there were no material developments during the quarter ended June 30, 2026 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2025

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report, except as described below.

We have a limited operating history in our AI data center, GPU compute, and digital power business, and our strategy in this area is unproven at scale.

Following the Azio Acquisition, our business now encompasses the development, ownership, and operation of artificial intelligence data centers, enterprise GPU compute infrastructure, digital power solutions, and digital asset mining operations, serving enterprise, institutional, government, and technology customers across domestic and international markets. This business model requires us to execute across a complex and interdependent set of operational, technical, financing, and commercial challenges that our combined organization has not previously faced, including large-scale data center site selection and development, power procurement and interconnection, GPU procurement and systems integration, and the sale and distribution of enterprise GPU systems and server infrastructure. Because we have only recently adopted this expanded business strategy, we have a limited track record on which investors can evaluate our ability to execute it, and our historical financial results, to the extent they reflect our prior business, are not indicative of our future performance under this new strategy. We cannot assure you that our strategy will succeed, that we will achieve or sustain profitability in this business, or that we will be able to compete effectively against more established participants.

Our business strategy is evolving, and changes to that strategy, or our failure to execute it successfully, could adversely affect our results of operations and the market price of our common stock.

Our business strategy for our AI infrastructure, GPU compute, digital power, and digital asset mining operations continues to evolve as market conditions, customer demand, technology, and capital availability change. We may adjust our strategy, including the mix of AI hosting, GPU resale and distribution, compute-as-a-service, colocation, and digital asset mining activities we pursue, or the geographic markets and customer segments we target, in ways that are difficult to predict and that may not prove successful. Strategic shifts of this kind can result in unanticipated costs, the write-down or abandonment of assets or business lines, workforce reductions or realignments, and diversion of management attention, any of which could adversely affect our business, financial condition, and results of operations.

Our business depends on our ability to develop and operate large-scale, power-intensive AI data center campuses, and any delay, cost overrun, or failure in that development could materially harm our business.

We have announced plans to develop an AI infrastructure campus in Texas designed to support a substantial amount of power capacity, and our business strategy depends on our ability to complete such development, and any future campuses, on time and within budget. The development of large-scale AI data center campuses requires substantial upfront and ongoing capital investment, securing suitable sites and power interconnection capacity, engineering and construction expertise, and coordination with utilities, grid operators, municipalities, and equipment suppliers. Construction of this kind of project is subject to significant risk of delay or cost overrun as a result of, among other things, permitting and utility interconnection delays, supply chain constraints for critical equipment (including transformers, switchgear, cooling systems, and networking equipment), labor availability and cost, weather and other force majeure events, and unanticipated site, environmental, or engineering issues. We may also be exposed to the risk that a general contractor, subcontractor, or key supplier involved in our construction projects experiences financial difficulty, insolvency, or performance failure. Any failure to complete our planned infrastructure on the anticipated timeline or budget could impair our ability to meet customer commitments, expose us to contractual penalties or termination rights, damage our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Comparable data center operators have identified similar construction, financing, and site-concentration risks in their public disclosures.

We may pursue development at a limited number of sites, and geographic concentration of our operations exposes us to regional regulatory, market, and physical risks.

To the extent our AI infrastructure operations become concentrated in a limited number of geographic markets, including Texas, we are and will be particularly exposed to the regulatory environment, wholesale power market structure and rules, grid operator requirements, weather patterns, and general economic and political conditions of those markets. Adverse regulatory, market, or physical developments affecting any single region in which we have concentrated operations could have an outsized and disproportionate effect on our overall business, financial condition, and results of operations compared to a more geographically diversified operator.

We depend on a concentrated customer and counterparty base for our GPU sales and infrastructure agreements, and the loss of, or failure to perform by, one or more of these counterparties could materially harm our results.

We have announced an agreement with a single counterparty covering the purchase of up to 128 NVIDIA HGX B300 GPU systems, which the Company has estimated could represent an aggregate hardware value of approximately $77 million if all contemplated systems are purchased, although actual revenues may differ materially and remain subject to future purchase orders and customary conditions. Our GPU sales, compute leasing, and infrastructure businesses may depend on a small number of customers and counterparties for a disproportionate share of revenue in any given period. Any failure by a significant customer or counterparty to submit anticipated purchase orders, to make timely payment, or to perform its other obligations to us, whether due to its own financial condition, changed business needs, breach, insolvency, or other factors, could have an outsized adverse effect on our revenue, cash flow, and results of operations. In addition, because several of our current and potential customers may be early-stage, private, or otherwise non-investment-grade counterparties, we are subject to heightened counterparty credit risk, and our ability to collect amounts owed to us, or to enforce contractual remedies, may be limited.

Our customers may terminate agreements with us, decline to renew, or demand damages if we fail to meet contracted service levels, delivery timelines, or performance commitments.

Our AI hosting, colocation, and GPU supply arrangements may impose significant service-level, delivery, indemnity, and liability obligations on us. Our ability to meet these commitments depends on the timely completion of construction and infrastructure deployment projects, the continuous availability of power, cooling, and connectivity, the uninterrupted operation of our hardware systems, and our ability to source contracted hardware on the agreed timeline. Any failure to meet committed service levels, delivery dates, or performance standards, whether due to construction delays, equipment failures, supply chain disruptions, power curtailment, or other factors, could result in customer terminations, non-renewals, reputational harm, and significant financial liability, including damages, penalties, or the obligation to provide credits or refunds.

Our commercial partnerships with key suppliers and service providers are important to our business, and the loss of, or deterioration in, any of these relationships could adversely affect our operations.

We rely on relationships with key hardware suppliers, connectivity providers, and infrastructure partners to support our AI infrastructure business, including arrangements for the supply of enterprise GPU systems (including through reseller or distribution relationships) and for enterprise fiber connectivity to support low-latency AI training, inference, and cloud computing operations. The loss of, or a material adverse change in the terms of, any such relationship could disrupt our ability to source hardware, deliver contracted services, or maintain the network performance our customers require, and could require us to seek alternative arrangements on less favorable terms, at increased cost, or on a delayed basis, any of which could adversely affect our business, financial condition, and results of operations. We may have limited or no ability to control the business decisions of these third parties, including their pricing, allocation, or continued willingness to do business with us. These supplier and partner dependencies are in addition to the risks associated with our strategic relationships and joint ventures, including our former pilot partnership with Legacy Azio, described in our 2025 Annual Report.

Our engagement in enterprise GPU sales and distribution exposes us to inventory, pricing, warranty, and product-related risks that differ from our infrastructure hosting and compute services businesses.

In addition to developing and operating AI data centers, we source, integrate, and distribute enterprise-grade GPU hardware and server infrastructure. This activity exposes us to risks not present, or present to a lesser degree, in our hosting and compute services operations, including the risk of rapid price declines or volatility in GPU hardware pricing, the risk that hardware we acquire for resale becomes technologically obsolete or unsellable before it can be delivered or monetized, inventory and working capital risk, warranty and product liability exposure, exposure to defective or non-conforming products from our suppliers, and the risk that key suppliers limit, delay, condition, or discontinue our allocation of GPUs or other critical components. We may also be exposed to fluctuations in foreign currency exchange rates, import/export and customs requirements, and tariffs to the extent our GPU sourcing or distribution involves cross-border transactions. Any of these risks could result in inventory write-downs, margin compression, contract disputes, or an inability to fulfill customer orders, which could materially and adversely affect our results of operations. See also “Expansion of our business strategy into the AI infrastructure market could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict” in our most recent Annual Report on Form 10-K.

We operate in a rapidly evolving industry, and our business model, revenue streams, and cost structure may not develop as expected.

Our AI infrastructure business is intended to generate revenue from multiple potential sources, including AI data center hosting and colocation, GPU compute leasing (compute-as-a-service), enterprise GPU and server sales and distribution, power hosting, and digital asset mining, as well as through structured partnerships such as joint ventures, power purchase agreements, and equipment financing arrangements. There can be no assurance that any or all of these revenue streams will develop as we anticipate, that the relative mix of revenue among them will be favorable, or that our cost structure across these different activities will allow us to achieve or sustain profitability. Failure of one or more of these business lines to perform as expected could have a disproportionate effect on our overall results given the early stage of our operations in this sector.

We may seek to expand internationally, and our international operations, if any, would subject us to additional legal, regulatory, operational, and currency risks.

To the extent we pursue international expansion of our AI data center, GPU compute, or digital power businesses, we would be subject to a variety of additional risks not present in our current U.S.-focused operations, including compliance with foreign laws and regulations (including data protection, export control, and anti-corruption laws), foreign currency exchange rate fluctuations, differing labor and employment practices, political and economic instability, difficulty enforcing contracts and collecting receivables, and the burden of complying with multiple, potentially conflicting, legal and regulatory regimes. Any of these risks could increase the cost and complexity of our international operations or limit our ability to expand internationally as planned.

Our operations depend on the availability of specialized GPU and related hardware from a limited number of suppliers, and shortages, allocation constraints, or price increases could impair our ability to grow our business.

The market for high-performance GPUs, including current-generation NVIDIA systems, and other specialized AI infrastructure equipment, is characterized by a limited number of suppliers, long lead times, significant global demand, and periodic allocation constraints. We compete for supply against much larger and better-capitalized companies, including hyperscale cloud providers. Any shortage, allocation restriction, price increase, or delay in the delivery of GPUs or related hardware could delay our infrastructure buildouts, impair our ability to fulfill customer or resale commitments, increase our costs, and place us at a competitive disadvantage relative to better-capitalized competitors with preferred supplier relationships.

Rapid technological change in AI hardware could render our GPU and data center infrastructure obsolete, requiring significant additional capital expenditures.

The AI infrastructure market is characterized by rapid and unpredictable technological change, including the frequent introduction of new generations of GPUs, networking infrastructure, and cooling technologies. If we are unable to upgrade, integrate, or resell our hardware in a timely and cost-effective manner, our existing infrastructure and inventory may become less competitive or economically unviable, we may be unable to attract or retain customers who demand state-of-the-art infrastructure, and we may be required to make substantial additional capital expenditures earlier than planned, any of which could materially and adversely affect our competitive position, financial condition, and results of operations. In addition, advances that reduce the amount of compute required to train or run AI models (for example, more efficient model architectures or open-source alternatives) could reduce demand for the type or quantity of infrastructure we provide.

Failures of critical systems or infrastructure at our data centers, or defects affecting our concentrated GPU hardware fleet, could result in significant operational disruptions, customer losses, and financial liability.

Our data center operations depend on the continuous functioning of critical systems, including power infrastructure, cooling systems, networking equipment, and compute hardware, many of which have long replacement lead times and may represent single points of failure. Because our GPU fleet may be concentrated in a limited number of hardware generations or suppliers, a serial defect or systemic issue could cause widespread underperformance or outages across multiple sites simultaneously. Any failure of these systems due to, for example, equipment malfunction, human error, natural disaster, cyberattack, or utility disruption, could result in material service interruptions, breach of customer service-level commitments, significant remediation costs, customer loss, and lasting reputational harm.

We may be unable to obtain sufficient insurance coverage for our operations, and losses that are uninsured or exceed our coverage could materially harm our financial condition.

Our AI data center, GPU compute, and digital power operations involve substantial capital assets and exposure to property damage, business interruption, equipment breakdown, cyber incidents, and third-party liability claims. We may not be able to obtain insurance coverage at commercially reasonable rates, or at all, for some or all of these risks, and our existing or future coverage may contain exclusions, sublimits, or deductibles that leave us exposed to material uninsured losses. A significant uninsured or underinsured loss could have a material adverse effect on our business, financial condition, and results of operations.

We operate in the digital asset mining business in addition to our AI infrastructure business, and our ability to allocate power and computing capacity between these uses, as well as the volatility of digital asset markets, subjects us to additional risk.

Our business includes digital asset mining operations alongside our AI data center and GPU compute businesses, and we may retain flexibility to deploy power and compute hardware between AI workloads and digital asset mining depending on power availability and relative market yields. Our results of operations may accordingly be affected by the substantial price volatility, regulatory uncertainty, and evolving legal treatment of bitcoin and other digital assets, independent of demand for our AI infrastructure services. Our operating results may fluctuate significantly and unpredictably as a result of movements in digital asset prices, changes in mining difficulty or network hash rate, and halving or other protocol-level events affecting mining economics.

Our ability to reallocate power or computing capacity between AI and digital-asset-mining uses may be constrained, reducing our operational flexibility.

Our ability to reallocate power or computing capacity between AI and digital-asset-mining uses may be constrained by contractual commitments to AI or hosting customers, by the differing technical requirements of each use case (including differences in hardware, cooling, and networking configurations), or by regulatory restrictions, and any such constraint could reduce our operational flexibility and adversely affect our revenue and profitability. A sustained decline in digital asset prices or an adverse change in the regulatory treatment of digital asset mining could have a material adverse effect on the portion of our business attributable to those operations, and could also affect our ability to monetize infrastructure originally built or intended for mining use.

Digital asset mining hardware is subject to rapid technological obsolescence, physical degradation, and supply chain risk.

To the extent we own or operate bitcoin miners or other digital-asset-mining hardware, that hardware is subject to malfunction, technological obsolescence, and physical degradation, and may need to be replaced or upgraded frequently to remain competitive. We may also face disruptions or shortages in the supply chain for mining hardware and related components, which could impair our ability to maintain or expand our mining operations on favorable terms.

Regulatory developments affecting digital assets or digital asset mining could restrict our operations or increase our costs.

Government regulators may restrict the ability of electricity suppliers to provide electricity to digital asset mining operations such as ours, impose new taxes on electricity used for mining, or fully or partially ban mining operations in certain jurisdictions. Increasing regulatory and public scrutiny of the environmental impact of digital asset mining could result in new restrictions that adversely affect our ability to conduct mining operations or increase our compliance costs.

We are dependent on a reliable, cost-effective, and scalable supply of electricity, and any disruption, shortage, or increase in the cost of power could materially harm our business.

Our AI data center, GPU compute, and digital asset mining operations are highly energy-intensive, and electricity is a significant component of our operating costs. We have announced plans to develop infrastructure that includes substantial dedicated power capacity, and in some cases we may pursue behind-the-meter or on-site power generation (including natural gas generation) to reduce reliance on the traditional utility grid. Wholesale and retail power price volatility, transmission and interconnection constraints, curtailment risk, and our reliance on specific utilities, grid operators, or independent power arrangements each present risk to our ability to secure sufficient, reliable, and reasonably priced electricity for our planned expansion. Any electricity shortage, outage, curtailment, or material cost increase could impair our ability to meet uptime and performance commitments to customers, trigger contractual termination rights, delay our development plans, and have a material adverse effect on our business, financial condition, and results of operations.

Regulatory actions or grid operator requirements relating to large electricity loads could increase our costs or restrict our operations.

As our data center operations scale, we may become subject to heightened scrutiny from regulators, utilities, and grid operators with respect to our electricity consumption and the impact of our operations on grid reliability, including with respect to interconnection processes for large loads, grid stability, voltage and frequency ride-through requirements, and curtailment obligations. New rules, tariffs, or operational restrictions could require us to incur significant additional costs, delay expansion plans, reduce the operational flexibility of our facilities, or limit our ability to participate in ancillary services or demand-response markets, any of which could have a material adverse effect on our results.

Our reliance on behind-the-meter or on-site power generation, if pursued, subjects us to additional operational, regulatory, and commodity price risk.

To the extent we rely on on-site power generation, including natural gas generation, to supply our data center or mining operations, we are subject to risks associated with the availability and price of natural gas or other fuel, the operation and maintenance of generation equipment, compliance with air quality and other environmental permitting requirements, and the risk that behind-the-meter arrangements are challenged or restricted by regulators or utilities. Any disruption to our on-site generation arrangements could require us to rely on grid power on less favorable terms, or could disrupt our operations entirely.

Severe weather, natural disasters, and other physical events could disrupt our operations and cause material losses.

Our data center and power infrastructure facilities are susceptible to damage from severe weather events, including floods, storms, extreme heat, winter weather events, and other climate-related phenomena, as well as earthquakes, fires, and other natural or man-made disasters. Any such event could result in extended outages, significant repair and replacement costs, loss of customer contracts, and potential liability, and our insurance coverage may prove insufficient to cover the full extent of any such losses.

We face significant cybersecurity risks, and a breach of our systems or those of our customers or third-party providers could result in substantial harm to our business and reputation.

Our data centers and compute services may house sensitive or proprietary customer workloads, including AI model training data, and our information technology and operational technology systems may be vulnerable to cyberattacks, including from sophisticated and well-resourced threat actors. Any breach or unauthorized access affecting our systems or those of our third-party partners could expose us to significant legal liability, regulatory investigation, litigation, remediation costs, loss of customer confidence, and reputational harm. The integration of the acquired AI business with our legacy systems, and the consolidation of new personnel, vendors, and technology platforms, may introduce additional vulnerabilities during the transition period beyond those addressed by our existing cybersecurity risk management program described under Item 1C of our most recent Annual Report on Form 10-K.

Our reliance on third-party service providers, software, and infrastructure creates additional operational and security risk.

We rely on third-party vendors, service providers, and software platforms to support our operations, including for networking, connectivity, monitoring, and administrative functions. A failure, security incident, or service disruption affecting any of these third parties could impair our ability to operate our infrastructure or serve our customers, and we may have limited visibility into, or control over, the security and reliability practices of these providers.

We compete against larger, better-capitalized, and more established participants in the AI infrastructure, GPU compute, and digital power markets.

We compete for customers, sites, power, hardware, and personnel against specialized AI infrastructure and cloud providers, large-scale bitcoin-mining-to-HPC conversion companies, and general-purpose hyperscale cloud providers, many of which have substantially greater financial, technical, marketing, and operational resources, greater name recognition, longer operating histories, and stronger customer and supplier relationships than we do. We expect competition in this sector to intensify as additional entrants, including well-capitalized technology companies and financial sponsors, pursue AI infrastructure opportunities.

Demand for AI infrastructure may not develop as we anticipate, may develop more slowly than expected, or the industry may develop excess capacity relative to demand.

The AI infrastructure sector has attracted substantial capital investment industry-wide, and there is a risk that the industry could develop excess compute or data center capacity relative to customer demand. A slowdown or reprioritization of AI-related spending, weaker-than-expected enterprise or institutional adoption of AI workloads, or technological advances that reduce the amount of compute required for AI training or inference, could reduce demand for our infrastructure, depress pricing, and adversely affect our revenue growth and results of operations. Conversely, if industry-wide demand outpaces available power and site capacity, we may be unable to secure the resources necessary to grow as planned, or may face increased costs in doing so.

Our AI infrastructure and digital power operations are capital-intensive, and we may require significant additional financing that may not be available on acceptable terms, if at all.

The development, construction, and operation of AI data center infrastructure, GPU compute capacity, and associated power infrastructure requires substantial upfront and ongoing capital investment. Our ability to execute our growth strategy will depend on our ability to access debt and equity capital markets, project financing, equipment financing, or other structured arrangements on acceptable terms. Any inability to raise sufficient capital when needed could result in delays to or curtailment of our expansion plans, impairment of our ability to meet customer or supplier commitments, and a material adverse effect on our business. Additional equity or convertible debt financing, if obtained, could result in significant dilution to existing stockholders, and additional debt financing, if obtained, could include restrictive covenants that limit our operational and financial flexibility. This capital-intensive expansion is undertaken against the backdrop of our existing history of losses, negative working capital, and management’s conclusion that there is substantial doubt about our ability to continue as a going concern as discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I of this Quarterly Report, which increases the risk that financing for our AI infrastructure buildout may not be available to us on acceptable terms, or at all.

Our capital expenditure plans and expected returns are based on assumptions that may not prove accurate, and actual returns on our infrastructure investments may be lower than expected.

Our decisions to invest in AI data center capacity, GPU hardware, and power infrastructure are based on assumptions regarding future customer demand, pricing, utilization rates, and the useful life of our assets. If actual demand, pricing, or utilization differs materially from our assumptions,  the returns on our capital expenditures may be lower than expected, or we may be required to impair the value of our assets, which could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental, health, safety, and land use regulation, and increasing scrutiny of the energy intensity of AI and digital-asset-mining infrastructure could increase our costs or restrict our operations.

Our data center and digital asset mining operations are subject to a variety of federal, state, and local environmental, health and safety, zoning, building code, and land use regulations. Increasing regulatory and stakeholder scrutiny of the energy intensity and environmental impact of AI infrastructure and digital asset mining, including potential new restrictions on large electricity loads, water usage for cooling, noise, or the availability of power for such uses, could require us to incur significant additional capital or operating expenditures, restrict or delay our development activities, or otherwise adversely affect our results of operations and reputation.

Climate-related regulatory developments could increase our costs, restrict our access to energy, or otherwise adversely affect our operations.

Legislative and regulatory responses to climate change, including potential restrictions on greenhouse gas emissions, carbon pricing mechanisms, or requirements affecting the availability of power for energy-intensive uses, could increase our operating costs, restrict our access to energy on favorable terms, or otherwise adversely affect our ability to develop and operate our infrastructure as planned

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits is set forth at the end of this Quarterly Report for the information required by this item.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1**	Agreement and Plan of Merger, dated May 19, 2026, by and among Envirotech Vehicles, Inc., Azio AI Corporation, and EV-AZ Merger Sub, Inc.	8-K	001-38078	2.1	5/20/2026
3.1	Amended and Restated Certificate of Incorporation of the Company	1-A POS	024-10656	2.7	6/15/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 8, 2018	8-K	001-38078	3.1	6/11/2018
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 26, 2021	8-K	001-38078	3.1	6/2/2021
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 24, 2022	8-K	001-38078	3.1	6/28/2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on August 6, 2025	8-K	001-38078	3.1	6/28/2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock, dated July 2, 2026	8-K	001-38078	3.1	7/6/2026
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective July 9, 2026	8-K	001-38078	3.1	7/10/2026
3.8	Second Amended and Restated Bylaws, dated as of July 9, 2026	8-K	001-38078	3.2	7/10/2026
10.1	Services Agreement, dated May 19, 2026, by and between Envirotech Vehicles, Inc. and Shell Castle LLC	8-K	001-38078	10.1	5/20/2026
10.2	Services Agreement, dated May 19, 2026, by and between Envirotech Vehicles, Inc. and Met Consulting LLC	8-K	001-38078	10.2	5/20/2026
10.3	Amendment to Employment Agreement, dated May 19, 2026, by and between Envirotech Vehicles, Inc. and Phillip W. Oldridge	8-K	001-38078	10.3	5/20/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1#	18 U.S.C. Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	18 U.S.C. Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

**

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azio AI Holdings Inc.

Date: August 18, 2026	By:	/s/ Chris Young
Chris Young
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2026	By:	/s/ Jason Maddox
Jason Maddox
Chief Financial Officer
(Principal Financial and Accounting Officer)